Form 10QSB
period 1998-03-31
TOUPS TECHNOLOGIES LICENSING INC /FL
filed 1998-06-16
CIK 1056748

Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


(Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended March 31, 1998


[    ] Transition report pursuant section 13 or 15(d) of the Securities Exchange
     Act of 1934 For the transition period from.....to.....

Commission file number:   0-23897

                        TOUPS TECHNOLOGY LICENSING, INC.
        (Exact name of small business issuer as specified in its charter)

                 Florida                                      59-3462501
     (State or other jurisdiction                           (IRS Employer
of incorporation or organization)                        Identification No.)

           7887   Bryan Dairy Road, Suite 105, Largo,  Florida 33777
                     (Address of principal executive offices)

                                 (813)-548-0918
                           (Issuer's telephone number)

                                      None
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer

(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

(2)    has been subject to such filing requirements for the past 90 days.
       Yes  X     No___
           --

Applicable only to corporate issuers

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable

     As of June 11, 1998, the Company had 10,701,798 of its $0.001 par value Common Shares outstanding.

Transitional Small Business Disclosure Format (check one);  Yes___  No  X
                                                                       --

                                      INDEX






                         PART I - FINANCIAL INFORMATION

 Item 1    Financial Statements...............................................3

           Balance Sheet as of March 31, 1998 (unaudited)
              and December 31, 1997...........................................3


           Statements for the Periods ended March 31, 1998 and 1997:

              Operations......................................................4

              Changes in Stockholders' Equity.................................5

              Cash Flows......................................................6

              Notes to Financial Statements...................................7

 Item 2    Management's Discussion and Analysis..............................11






                           PART II - OTHER INFORMATION

 Item 1       Legal Proceedings..............................................13

 Item 2       Changes in Securities..........................................13

 Item 3       Defaults Upon Senior Securities................................13

 Item 4       Submission of Matters to a Vote of Security  Holders...........13

 Item 5       Other Information..............................................13

 Item 6       Exhibits and Reports on Form 8-K...............................13

                         PART 1 - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS



                        TOUPS TECHNOLOGY LICENSING, INC.

                                 BALANCE SHEETS
                March 31, 1998 (Unaudited) and December 31, 1997


                                           (Unaudited)
                                             March 31          December 31
                                               1998               1997
Assets
   Cash                                      $192,577             $60,421
   Inventory, at cost                          56,666                   -
   Prepaid expenses - other                     3,457                   -
   Prepaid royalty expenses                    53,000              11,000
   Deferred charges                                 -               5,195
   Property and equipment, net of
     accumulated depreciation of $482          36,535                   -
                                             --------             -------

         Total assets                        $342,235             $76,616
                                             ========             =======

Liabilities:
Accounts payable and accrued liabilities      $63,365              $8,559
Capital lease obligations                       9,529                   -
                                              --------            -------

Total liabilities                              72,894               8,559

Stockholders' equity:
Common stock                                    9,525               8,630
Additional paid-in capital                    515,300              99,840
Deficit accumulated during development stage (255,484)           (40,413)
                                              --------           --------

Total stockholders' equity                     269,341             68,057
                                              --------            -------


Total liabilities and stockholders' equity    $342,235            $76,616
                                              ========            =======


                        See Notes to Financial Statements

                        TOUPS TECHNOLOGY LICENSING, INC.

                            STATEMENTS OF OPERATIONS
           For the three-month period ended March 31, 1998 (Unaudited)
            and for the period from July 28, 1997 (date of inception)
                            through December 31, 1997







                                  (Unaudited)                 July 28, 1997
                                  Three-month                  (Inception)
                                  Period ended                   through
                                    March 31,                  December 31,
                                      1998                         1997
                                  --------------                 --------


Interest Income                      $1,442                       $ 543

Expenses:
Salaries                              92,295                     17,902
Consulting fees                       29,861                     14,209
Other operating costs                 94,357                      8,845
                                   -----------                 ---------

Total expenses                       216,513                     40,956
                                   -----------                ----------

Net loss                            $215,071                     $40,413
                                   ==========                   =========

Weighted average number of
shares outstanding                 9,112,757                   8,381,751

Net loss per share                    $.0236                       $.005
                                  ==========                   ========

                        See Notes to Financial Statements

                        TOUPS TECHNOLOGY LICENSING, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
            For the three-months ended March 31, 1998 (Unaudited) and
              for the period from July 28, 1997 (Date of inception)
                            through December 31, 1997



                                                            Deficit
                                                          Accumulated
                                      Common  Additional    During
                           Number      Stock   Paid-In     Development
                         of shares   (At Par)  Capital       Stage      Total

Issuance of common
stock from inception     8,250,000    $8,250     $-             $-      $8,250

Stock Issued for:
Services                   100,000       100      -              -         100
Cash                       160,000       160   99,840            -     100,000
Rent                       120,000       120      -              -         129

Deficit accumulated during
development stage through
December 31, 1997               -         -        -       (40,413)   (40,413)
                          --------    ------   ------      -------    --------
Balance,
December 31, 1997        8,630,000     8,630   99,840      (40,413)     68,057

Stock Issued for:
Cash                       704,535       705  415,460            -     416,165
Services                   190,000       190        -            -         190

Deficit accumulated during
development stage
January 1, 1998 through
March 31, 1998                   -         -        -     (215,071)  (215,071)
                           --------    ------   ------    ---------  ---------
Balance
March 31, 1998            9,524,535    $9,525 $515,300    $(255,484)  $269,341
                          =========    ====== ========    ==========  ========

                        See Notes to Financial Statements

                        TOUPS TECHNOLOGY LICENSING, INC.

                             STATEMENT OF CASH FLOWS
            For the three-months ended March 31, 1998 (Unaudited) and
              for the period from July 28, 1997 (Date of inception)
                            through December 31, 1997
                                                  (Unaudited)    July 28, 1997
                                                 Three Months     (Inception)
                                                      Ended         through
                                                     March 31,    December 31,
                                                        1998           1997
                                                   -------------    --------
Cash flows from operating activities:
   Net loss                                           $215,071        $(40,413)
   Add (deduct) items no affecting cash:
     Depreciation                                          482               -
     Capital stock issued for
       consulting fees and rent                            190           8,470
     Cash provided (used) due to changes in
       assets and liabilities:
         (Increase) in inventory                       (56,666)              -
         (Increase) in prepaid
         royalty expenses                              (42,000)              -
         (Increase in prepaid expenses - other          (3,457)        (11,000)
         (Increase) decrease in
           deferred charges                              5,195          (5,195)
         Increase (decrease) in accounts payable
           and accrued liabilities                      54,806           8,559
                                                     -----------     ---------
     Net cash used by operating activities             (256,521)      (39,579)
                                                      ----------      --------
Cash flows from investing activities:
   Acquisition of equipment                             (25,871)             -
                                                       ----------    ---------
     Net cash used by investing activities               (25,871)            -
                                                        ----------    --------
Cash flows from financing activities:
   Proceeds from sale of capital stock                   416,165       100,000
   Principal payments on capital
     lease obligation                                     (1,617)            -
                                                        ----------     -------
     Net cash provided by financing
       activities                                         414,548      100,000
                                                        ----------     -------
Net increase in cash                                      132,156       60,421

Cash, beginning of period                                  60,421            -
                                                        ----------     -------
Cash, end of period                                      $192,577      $60,421
                                                        =========     ========
Supplemental cash flow disclosures:
   Noncash items:
     Equipment acquired under capital lease               $11,146        $   -
                                                         =========    ========

                        See Notes to Financial Statements

                        TOUPS TECHNOLOGY LICENSING, INC.

                          NOTES TO FINANCIAL STATEMENTS
            For the three-months ended March 31, 1998 (Unaudited) and
              for the period from July 28, 1997 (Date of inception)
                            through December 31, 1997

1.   Summary of Significant Accounting Policies

     Company - Toups Technology Licensing, incorporated (Company), a Florida Corporation, was formed on July 28, l997, and activated its startup operations on November 1, 1997 to facilitate market applications through the licensing of late-stage technologies primarily in the energy, environmental and natural resources market segments. The Company selects proprietary products or devices within market segments which management perceives are not subject to rapid change and can be delivered to the marketplace within a three to six month period. The Company is in the development stage of its operations and has not realized any revenues from its product lines (see subsequent event note 7). The Company's intended market will be world-wide.

     Inventories - Inventories consist of work-in-process and parts held for manufacturing and are valued at cost using the first-in, first-out method.

     Property and Equipment - Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over their estimate useful lives. At March 31, 1998 property and equipment consisted of machinery and equipment.

     Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Income Taxes - Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     Restricted Common Stock - Restricted common stock is subject to the resale provisions of SEC Rule 144. Due to the uncertainty of the future of the Company, restricted stock is recorded at its par value ($.001) per share.

     Basis of Presentation - Three months Ended March 31, 1998 - The unaudited interim financial statements for the three months ended March 31, 1998 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting only of normal recurring adjustments) and disclosures which are necessary for a fair presentation. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results for the full year.

                        TOUPS TECHNOLOGY LICENSING, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)
            For the three-months ended March 31, 1998 (Unaudited) and
              for the period from July 28, 1997 (Date of inception)
                            through December 31, 1997

2.   Capital Stock

     Common

         The Company is authorized to issue 20 million shares of common stock with a par value of $0.001 (one, one-thousandth dollar) per share. As of March 31, l998 there were 9,524,535 shares issued and outstanding. Each share of common stock has one vote on all matters acted upon by the shareholders. Of the 9,524,535 shares issued and outstanding at March 31, 1998, 864,535 shares are unrestricted and 8,660,000 shares are restricted as to the sale to other parties.

     Preferred

         The Company is also authorized to issue 10 million shares of preferred stock having a par value of $1.00 per share. There were no preferred shares issued outstanding at March 31, 1998.

3.   Employment Agreements Stock Commitments

         The Company entered into a series of one-year employment contracts. Within those contracts, 85,000 shares of stock were issued to certain employees. These shares have been recorded in the accompanying balance sheet. Additionally, there are incentive clauses in these contracts that allow up to another 270,000 shares of common stock to be issued to employees if certain goals are met. None of these shares are scheduled to be issued to officers, directors, or holders of more than 5% of the outstanding stock. The additional 270,000 shares have not been recorded in the accompanying financial statements.

4.   Licensing Agreement Commitments

         The Company entered into two licensing agreements in November 1997, whereby, the Company has exclusive rights to make, use, lease, market and sell these product lines. In January, 1998, the Company executed a five year manufacturing agreement with a third licensor. In exchange for these rights, under the three agreements, the Company has committed to pay the Licensor a 6% royalty as computed by those agreements. The Company agreed to pay a minimum of $176,000 of royalties in 1998, of which $53,000 has been paid as of March 31, 1998. The remaining royalty payments for the initial licensing term will be paid as follows:

               Year Ending
                  1998                   $123,000
                  1999                     96,000
                  2000                     96,000
                                           ------
                                         $315,000

         The Company can offset these advanced payments against the royalties earned in 1998 through the year 2000.

                        TOUPS TECHNOLOGY LICENSING, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)
            For the three-months ended March 31, 1998 (Unaudited) and
              for the period from July 28, 1997 (Date of inception)
                            through December 31, 1997

         In addition to the above, if the Company exercised its option to renew the licenses it will have future minimum royalties as follows:

               Year Ending
                  2001                                         $200,000
                  2002                                         $250,000
                  2003                                         $300,000
                  2004 and every year thereafter               $400,000

5.   Non-Cash Disclosures

         The following transactions were excluded from the statement of cash flows at March 31, 1998 because they were not cash transactions.

         The  Company  issued  190,000  shares  of  stock  to  consultants   and
     employees. These shares are recorded at $190.

6.   Income Taxes

         A deferred tax asset stemming from the Company's net operating loss carry forward has been reduced by a valuation account to zero due to uncertainties regarding the utilization of the deferred asset. The deferred tax asset and the corresponding valuation allowance were approximately $64,000 as of March 31, 1997.

         The net operating loss of $40,423 will expire in 2012.

              Deferred tax asset:
                Net operating loss carry forwards                     $64,000
                Less valuation allowance                              (64,000)

         Net deferred taxes                                           $      -
                                                                      ========

7.   Capital Lease

         In March 1998, the Company acquired machinery and equipment under the provisions of a capital lease. The lease expires December 1999. The machinery and equipment has a cost of $11,146 and net book value of $11,146 at March 31, 1998.

         The future minimum lease payments under capital lease and the net present value of the future minimum lease payments at March 31, 1998 are as follows:

         Total minimum lease payments                         $   10,799
         Amount representing interest                            (1,270)
                                                                 -------

         Present value of net minimum lease payments              $9,529

                        TOUPS TECHNOLOGY LICENSING, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)
            For the three-months ended March 31, 1998 (Unaudited) and
              for the period from July 28, 1997 (Date of inception)
                            through December 31, 1997

8.  Operating Lease

         In December, 1997, the Company issued 120,000 shares of stock to a related party in exchange for the use of a 5,000 square foot facility for a twelve month period.

9.  Subsequent Events

     A. Management has a purchase order and a $6,000 deposit for the sale of the first Balanced Oil Recovery System Lift Pumps. These pumps are expected to be installed in the second quarter of 1998 at a total sales price of $180,000. Inventory in the amount of $56,666 relating to this equipment is recorded in the March 31, 1998 financial statements.

     B. The Company has raised an additional $334,266 and $750,431 in equity through the sale of 498,904 and 1,128,439 shares of common stock subsequent to March 31, 1998 and December 31, 1997, respectively.

     C. The Company entered into a two year agreement with the Pinellas County Industrial Council for the lease of machinery and equipment with an original cost of $1,700,000 for $1 per year. Additionally, the Company has an option to purchase the equipment at under 10% of the original cost of the equipment at the end of the lease.

     D. The Company received a $50,000 grant from the U. S. Department of Energy and administered by the Technology Deployment Center for the development of one of its technologies.

     E. On April 29, 1998, Toups Technology Licensing Incorporated (TTL) acquired Advanced Micro Welding, Inc. (AMW) in a business combination accounted for as a pooling of interests. AMW, a company specializing in micro welding and custom metal fabrication, became a wholly owned subsidiary of TTL through the exchange of 500,000 shares restricted common stock of TTL's common stock for all of the outstanding stock of AMW.

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

     The Company licenses and facilitates the market applications of late-stage technologies in the energy, environmental and natural resources market segments. The Company selects proprietary products or processes in market segments management perceives are not subject to rapid change and which can be delivered to the marketplace within a three to six month period. The Company currently has four technologies under license:

     AquaFuel(TM) is a non-fossil, combustible gas which is produced by an electric discharge of carbon arcs within distilled, fresh, salt or other types of water, thus being essentially composed of Hydrogen, Oxygen, Carbon and their compounds. In the opinion of management, the AquaFuel technology affords a number of prospective applications including: (1) a clean synthetic gas that emits no harmful emissions; (2) feedstock for chemical extraction that would allow the production of pure hydrogen and/or carbon dioxide; (3) desalination of salt water (by product of creating gas); (4) organic or farm-animal waste disposal; (5) industrial waste disposal; co-generation of electricity and; (6) fuel for internal combustion engines.

     Balanced Oil Recover System (BORS) Lift is designed to replace traditional oil patch pump jacks. The BORS Lift is a device developed in response to the current high cost/low production of stripper wells (oil wells that produce 10 barrels or less per day) which contributed to a flat-lining of the annual domestic oil production. The unit is comprised of hardware that is both positioned above ground and downhole as well as a programmable logic controller.

     Flow Control featuring Balanced Pistons Valve (BP Valves) relates to regulating the flow of fluids in piping systems and machinery through a valve closure made by fitting together old and well known elements to form a new result. The ease of closure achieved through the BP Valve invention translates into higher speed - smaller automated valve assembly size - lighter weight - longer life - reduced system costs reduced system complexity - ease of computer control and monitoring.

     Smokeless, Scrap Tire Processing Technology (SSTP(TM)) equipment reclaims the original oil, steel and carbon black elements that went into making tires. The entire tire recycling process is a closed system. The SSTP(TM) differentiates from competition because there are no emissions and therefore, no residue from combustion. The SSTP(TM) is further differentiated from competition in its modular design which allow for a tire "plant" to be a single unit estimated to cost under $20,000 up through a full-scale, multi-unit plant. The SSTP(TM) devise was developed to meet the need for an economically viable method for the permanent disposal of tires.

Results of Operations

     For the three months ended March 21, 1998, the Company reported no revenues from operations. The Company received a $6,000 deposit against a $180,000 purchase order for the sale of 27 BORS Lifts. As of March 31, 1998, the Company had inventory on hand in the amount of $56,666 relating to this order in various stages of production. The Company does not recognize a sale until final product is shipped.

     The Company is currently pursuing licensing agreements for its AquaFuel, BP Valves and SSTP technologies. The Company expects to generate revenues from these activities beginning in the third quarter, 1998.

     On April 29, 1998, the Company acquired Advanced Micro Welding, Inc., (AMW) in a business combination accounted for as a pooling of interest. AMW specializes in micro welding and custom metal fabrication. AMW now operates as a wholly-owned subsidiary of Toups Technology. AMW brings certain production and expertise in micro welding, metal fabrication and machining which compliments the Company's business strategy of developing market applications for its technology mix.

     The Company's selling and administrative expenses comprise salaries, consulting fees and other operating costs. These expenses were the result of the Company building its infrastructure, assembling a team of engineers, scientists and other professional and preparing its technologies for market applications. The Company has completed initial independent testing for AquaFuel, developed applications for its BP Valves, field tested its BORS units at three sites in Texas and concluded the acquisition of AMW.

     Interest income was the Company's only source of income generated from excess cash balances from the Company's private offering of common stock.

Liquidity and Capital Resources

     Net cash used by operating activities was ($256,521) relating primarily to the Company's operating loss. The Company had a net working capital surplus of $242,335 reporting an increase of $174,278 from December 31, 1997. The increase in working capital was principally a result of an increase in financing activities through the issuance of $416,165 in common stock.

     At March 31, 1998, the Company had no bank financing or other debt obligations outstanding other than trade payables and accrued expenses due from the normal course of business.

     The Company has access to over $1.7 million in capital equipment it currently utilizes as part of its lease agreement. The Company leases this equipment for $1.00 per year and may exercise its option to purchase the equipment for under 10% of its original costs before December 1999. The equipment remains from the facility's former tenant, Lockheed Martin, a contractor to the US Department of Energy. This equipment includes computers, milling equipment and lathes, shelving and storage units, electron beam welders, laser welders and other production machinery. The Company will be able to fully utilize this equipment beginning in the second and third quarters of 1998 through its acquisition of AMW.

     In April and May 1998, the Company raised an additional $334,266 in equity through the sale of common stock. The proceeds from the sale of the equity offering are available for future acquisitions, working capital and general corporate purposes. The Company also received a $50,000 grant from the US Department of Energy administrated by the Technology Deployment Center for the development of market applications for its technologies.

     The Company believes its existing cash, together with projected cash flows from operations will be sufficient to meet the Company's cash requirements for the next twelve months.

Forward Looking Statements

     Statements  in  this  document  which  are  not  purely  historical  facts, including statements regarding anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward look statements within the meaning of section 27A of the Securities Act of 1933, as amended and Section 21.E of the Securities Exchange Act of 1934, as amended. All forward looking statements within this document are based upon information available to the Company on the date of this release. Any forward looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward looking statements, including the timing and nature of independent test results; the nature of changes in laws and regulations that govern various aspects of the Company's business; the market acceptance of the Company's licensed technologies; retention and productivity of key employees; the availability of acquisition candidates and proprietary technologies at prices the Company believes to be fair market; the direction and success of competitors; management retention; and unanticipated market changes. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to place undue reliance on these forward looking statements.

                           PART II - OTHER INFORMATION

ITEM 1        LEGAL PROCEEDINGS

                  There are no pending legal proceedings to which the Company is a party or of which the Company's property is subject.

ITEM 2        CHANGES IN SECURITIES

               None.

ITEM 3        DEFAULTS UPON SENIOR SECURITIES

              None.


ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

ITEM 5        OTHER INFORMATION

              None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Toups Technology Licensing, Inc.
                                  (Registrant)

                                  June 16, 1998

                    By Leon H. Toups, Chief Executive Officer

                                S/S LEON H. TOUPS
                                   (Signature)