Form 10QSB
period 1998-06-30
TOUPS TECHNOLOGIES LICENSING INC /FL
filed 1998-07-23
CIK 1056748

Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


(Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1998


[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from ..............to........

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

Check whether the issuer

(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

(a)  has been subject to such filing  requirements  for the past 90 days. Yes X
     No_

Applicable only to corporate issuers

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable

     As of June 30, 1998, the Company had 11,077,232 of its $0.001 par value Common Shares outstanding.

Transitional Small Business Disclosure Format (check one);  Yes___  No  X

                                      INDEX

                         PART I - FINANCIAL INFORMATION

 Item 1       Unaudited Financial Statements:

              Consolidated Statements of Operations for the three months ended June 30, 1998 and 1997

              Consolidated Statements of Operations for the six-months ended June 30, 1998 and 1997

              Consolidated Balance Sheets as of June 30, 1998
              and December 31, 1997

              Consolidated  Statement of Stockholders'
              Equity for the six-month period  ended
              June 30 1998 and for the period form July 28, 1997 (date of inception) through December 31, 1997

              Consolidated Statements of Cash Flows for the six-months ended June 30, 1998 and 1997

              Notes to Consolidated Financial Statements

 Item 2    Management's Discussion and Analysis

                           PART II - OTHER INFORMATION

 Item 1       Legal Proceedings

 Item 2       Changes in Securities

 Item 3       Defaults Upon Senior Securities

 Item 4       Submission of Matters to a Vote of Security  Holders

 Item 5       Other Information

 Item 6       Exhibits and Reports on Form 8-K

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        Toups Technology Licensing, Inc.

                             STATEMENT OF OPERATIONS
           For the three-month period ended June 30, 1998 (Unaudited)
               and for the three-month period ended June 30, 1997


                           Unaudited                 (Unaudited)
                         Three-Month                 Three-Month
                        Period ended                Period  ended
                           June 30,                    June 30
                            1998                        1997
                            ----                        ----

Sales                  $     109,143             $      62,971

Cost of Goods Sold            65,018                    37,513
                        -------------             -------------

Gross Profit                  44,125                    25,458
                        -------------             -------------

Expenses:
Salaries                     155,760                    19,074
Consulting fees              127,610                       650
Other operating costs        266,210                    31,425
                       -------------             -------------

Total expenses               549,580                    51,149
                       -------------             -------------

Net Operating Loss          (505,455)                  (25,691)
                        -------------             -------------

Other Income:
Interest Income                1,495                         0
                       -------------             -------------

Net loss                $   (503,960)             $    (25,691)
                        =============             =============

Weighted average number of
Shares outstanding         11,077,232                 8,881,751

Net loss per share      $      0.0455             $       0.003
                        =============             =============





                        See Notes to Financial Statements

                        Toups Technology Licensing, Inc.


                            STATEMENTS OF OPERATIONS
            for the six-month period ended June 30, 1998 (Unaudited)
          and for the six-month period ended June 30, 1997 (Unaudited)


                                 (Unaudited)                 (Unaudited)
                                  Six-Month                   Six-Month
                                 Period ended                Period  ended
                                   June 30,                     June 30
                                     1998                        1997
                                     ----                        ----

Sales                         $     274,040             $     112,581

Cost of Goods Sold                  137,139                    61,358
                              -------------             -------------

Gross Profit                        136,901                    51,223
                              -------------             -------------

Expenses:
Salaries                            256,700                    36,574
Consulting fees                     158,143                     1,569
Other operating costs               380,986                    56,785
                              -------------             -------------

Total expenses                      795,829                    94,928
                              -------------             -------------

Net Operating Loss                 (658,928)                  (43,705)
                               -------------             -------------

Other Income:
Interest Income                       2,937                         -
                              -------------             -------------

Net Loss                       $   (655,991)             $    (43,705)
                               =============             =============

Weighted average number of
shares outstanding               11,077,232                 8,881,751

Net loss per share            $      0.0592                    0.0049
                              =============             =============




                        See Notes to Financial Statements

                        Toups Technology Licensing, Inc.

                                 BALANCE SHEETS
           June 30, 1998 (Unaudited) and December 31, 1997 (Restated)

                                                                 (Unaudited)
                                        Unaudited             Restated (Note 5)
                                          June 30,                 June 30
                                            1998                     1997
                                            ----                     ----

Assets:
Cash                                 $     277,454           $      74,636
Accounts Receivable, net of
Allowance for doubtful accounts
Of $5,000                                   64,960                  27,147
Notes Receivables                           32,000                       -
Inventory at cost                           85,785                       -
Prepaid expenses-other                       3,457                       -
Prepaid royalty expenses                    71,000                  11,000
Deferred charges                                 -                   5,075
Property and equipment, net of
Accumulated depreciation of $56,885        240,592                  21,117
                                     -------------           -------------

Total Assets                          $     775,248          $     138,975
                                      =============          =============

Liabilities:                                118,888                 46,141
Deposits                                      6,000                      -
Capital lease obligations                   188,473                      -
                                      -------------          -------------

Total liabilities                     $     313,361          $      46,141
                                       -------------         -------------

Stockholders' equity

Common stock                                 11,077                   9,010
Additional paid-in capital                1,147,224                 148,547
Retained Earnings                           (40,423)                (71,137)
Deficit accumulated during
development stage                          (655,991)                   8,414
                                        -------------           -------------

Total stockholders' equity            $     461,887            $      92,834
                                      -------------             -------------

Total liabilities and
stockholders' equity                  $     775,248             $    138,975
                                      =============             ============



                        See Notes to Financial Statements

                        Toups Technology Licensing, Inc.

                   STATEMENTS OF STOCKHOLDERS' EQUITY For the
                six-month period ended June 30, 1998 (Unaudited)
            and for the period from July 28, 1997 (Date of Inception)
                           through December 31, 1997



                                                             Deficit
                                                           Accumulated
                                        Common   Additional   During
                              Number     Stock    Paid-In   Development
                             of shares  (At Par)  Capital      Stage      Total

Issuance of common
stock from inception         8,250,000     $8,250    $-        $-        $8,250

Stock Issued for:
Services                       100,000        100     -         -           100
Cash                           160,000        160   99,840      -       100,000
Rent                           120,000        120     -         -           129

Deficit accumulated during
development stage through
December 31, 1997                -             -      -     (40,413)   (40,413)
                             ----------   -------  --------  --------  --------

Balance,
December 31, 1997             8,630,000     8,630    99,840  (40,413)    68,057

Stocks issued for:
Cash                          1,661,232     1,661   997,791      -      999,452
Services                        286,000       286      -         -          286
Acquisition of AMW
(Note 5)                        500,000       500    49,593      -       50,093

Deficit accumulated during
development stage-
January 1, 1998 through
June 30, 1998                       -           -       -   (655,991  (655,991)
                                    -           -       -  ---------  ---------

Balance
June 30, 1998                11,077,232    11,077 1,147,224 (696,414)   461,887
                             ==========    ====== ========= =========   =======


                        See Notes to Financial Statements

                        Toups Technology Licensing, Inc.

                            STATEMENTS OF CASH FLOWS
            for the six-month period ended June 30, 1998 (Unaudited)
          and for the six-month period ended June 30, 1997 (Unaudited)


                                                     (Unaudited)    (Unaudited)
                                                       Six-month     Six-month
                                                     Period ended  Period ended
                                                        June 30,       June 30
                                                          1998           1997
                                                          ----           ----


Cash flows from operating activities:
Net loss                                                $(655,991)   $(43,705)

Add (deduct) items not affecting cash:
Depreciation                                               16,574            0
Amortization                                                  623            0
Cash provided (used) due to changes in
 assets and liabilities
   (increase) in inventory                                (85,785)           0
   (Increase) decrease in accounts receivable             (64,960)       1,205
   (Increase) in notes receivable                         (32,000)           0
   (Increase) in prepaid royalty expense                  (60,000)           0
   (Increase) in prepaid expenses                          (3,457)           0
   (Increase) decrease in deferred charges                  5,075            0
   Increase (decrease) accounts payable                   110,329       15,107
   Increase (decrease) in deposits                          6,000            0
                                                   ---------------  ----------
Net cash used by operating activities                    (763,592)    (27,393)
                                                   ---------------  ----------

Cash flows from investing activities:
Acquisition of equipment                                  (45,551)           0
                                                   ---------------   ---------
Net cash used by investing activities                     (45,551)           0
                                                   --------------- -----------

Cash flows from financing activities:
Proceeds from sale of capital stock                     1,029,870            0
Distribution to owners                                     (7,593)           0
Principal payments on
 capital lease obligations                                (10,316)           0
                                                   ---------------   ---------
Net cash provided by financing activities               1,011,961            0
                                                    -------------   ----------
Net increase in cash                                      202,818     (27,393)
                                                   --------------   ----------
Cash, beginning of period                                  74,636       30,674
                                                  ---------------   ----------
Cash, end of period                                      $227,454       $3,281
                                                  ===============   ==========

Supplemental Cash Flows Disclosures
Noncash items
Equipment acquired under capital lease                   $124,666          $ 0
                                                  ===============   ==========
Common stock issued for consulting
services and rent                                           $ 286          $ 0
                                                     ============   ==========

                       See Notes to Financial Statements

                        Toups Technology Licensing, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 1998 (Unaudited)
                        and December 31, 1997 (Restated)


1.   Summary of Significant Accounting Policies

     (a) Company - Toups Technology Licensing, Incorporated (Company), a Florida Corporation, was formed on July 28, 1997, and activated its startup operations on November 1, 1997 to facilitate market applications through the licensing of late-stage technologies primarily in the energy, environmental and natural resources market segments. The Company selects proprietary products or devices within market segments which management perceives are not subject to rapid change and can be delivered to the marketplace within a three to six month period. The Company is in the development stage of operations.

     (b)Receivables - The Company's trade receivables include amounts due from business predominately in the Tampa Bay geographic area but includes customers throughout the Southeast United States. Management believes that receivables are stated at their net realizable values.

     (c)Notes Receivable - The Company's note receivable is a 60-day note with no stated interest.

      (d)Inventories - Inventories consist of work-in-process and parts held for manufacturing and are valued at cost using the first-in, first-out method.

      (e)Property and Equipment - Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over their estimated useful lives. At June 30, 1998, property and equipment consisted of machinery and equipment.

      (f)Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (g)Deposits - As of June 30, 1997, management has purchase orders and $6,000 in deposits for the sale of the first Balanced Oil Recovery System Lift Pumps. These pumps are expected to be installed in the third quarter of 1998 at a total sales price of $ 207,194. Inventory in the amount of $ 69,388 relating to this equipment is recorded in the June 30, 1998 financial statements.

      (h)Income Taxes - Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

      (i)Basis of Presentation - Six Months Ended June 30, 1998 - The unaudited interim financial statements for the six months ended June 30, 1998 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting only of normal recurring adjustments) and disclosures which are necessary for a fair presentation. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results of the full year.

2.    Capital Stock

      (a)Common. The Company is authorized to issue 20 million shares of common stock with a par value of $0.001 (one, one-thousandth dollar) per share. As of June 30, 1998, there were 11,077,232 shares issued and outstanding. Of the 11,077,232 shares issued and outstanding, at June 30, 1998, 9,469,014 shares are restricted as to the sale to other parties and 1,608,218 are unrestricted. Each share of common stock has one vote on all matters acted upon by the shareholders.

      (b)Preferred. The company is authorized to issue 10 million shares of preferred stock having a par value of $1 per share. There were no preferred shares issued or outstanding at June 30, 1998.

3.    Employment and Services Agreements-Stock Commitments

     (a) The Company entered into a series of one-year employment contracts. Within those contracts, 85,000 shares of stock were issued to certain employees. These shares have been recorded in the accompanying balance sheet. Additionally, there are incentive clauses in these contracts that allow up to another 270,000 shares of common stock to be issued to employees if certain goals are met. None of these shares are scheduled to be issued to officers, directors, or holders of more than 5% of the outstanding stock. The additional 270,000 shares have not been recorded in the accompanying financial statements.

     (b) On June 17, 1998, the Company entered a consulting agreement with Great Britain-based Global Resource Management, Inc. to take steps necessary for the Company's shares to be listed on the London stock exchange and to represent the Company's technology offering within the European community. The Agreement requires the Company compensate Global at the rate of 10,000 unregistered common shares per month plus $3,000 cash payment per month.

4.   Licensing Agreement Commitments

     (c) The Company entered into two licensing agreements in November, 1997, whereby, the Company has exclusive rights to make, use, lease, market and sell these product lines. In January, 1998, the Company executed a five-year manufacturing agreement with a third licenser. In June, 1998, the Company executed an additional license agreement as disclosed in Footnote 8, Other Significant Events, Note (B). In exchange for these rights, under the four agreements, the Company has committed to pay the Licenser a 6% royalty as computed by those agreements. The Company agreed to pay a minimum of $176,000 of royalties in 1998, of which $71,000 has been paid as of June 30, 1998. The remaining royalty payments for the initial licensing term will be paid as follows:

         Year Ending:
              1998               $   105,000
              1999                    96,000
              2000                    96,000
                                  -------------
                                 $   297,000

     (d) The Company can offset these advanced payments against the royalties earned in 1998 through the year 2000.

     (e) In addition to the above, if the Company exercised its option to renew the licenses it will have future minimum royalties as follows:

         Year Ending
              2001           $   200,000
              2002           $   250,000
              2003           $   300,000
              2004           $   400,000


5.    Acquisition of Advanced Micro Welding

     (a) On April 29, 1998, Toups Technology Licensing, Incorporated (TTL) acquired Advanced Micro Welding, Inc. (AMW) in a business combination accounted for as a pooling of interests. AMW, a company specializing in micro welding and custom metal fabrication, became a wholly owned subsidiary of TTL through the exchange of 500,000 shares of restricted common stock of TTL's common stock for all the outstanding stock of AMW. The statement of stockholders' equity reflects a restatement of $49,593 to additional paid in capital as a result of the acquisition. The restatement includes $9,500 and $40,093 respectfully, for the disposition of AMW stock and adjustment of retained earnings for the pooling.

     (b) The restated Balance Sheet as of December 31, 1997, reflects the acquisition of AMW. The restated financial statements are based on the historical financial statements of TTL and AMW accounting for the combination as a pooling of interest. Both companies were audited independently on December 31, 1997. The restated balance sheet as of December 31, 1997, reflects the unaudited combination of these numbers.

     (c) The restated financial statements have been prepared based upon the historical financial statements of TTL and AMW. These restated financial statements may not be indicative of the results that actually would have occurred if the combination had been in effect on the dates indicated or which may be obtained in the future.

6.  Income Taxes

     (a) A deferred tax asset stemming from the Company's net operating loss carryforward has been reduced by a valuation account to zero due to uncertainties regarding the utilization of the deferred asset. The deferred tax asset and the corresponding valuation allowance were approximately $64,000 as of June 30, 1998.

         The net operating loss of $40,423 will expire in 2012

            Deferred tax asset:
                Net operating loss carryforward           $64,000
                Less valuation allowance                 ( 64,000)
                                                         ---------
                  Net deferred taxes                      $     -
                                                       ============

7.    Capital Lease

     (a) In March, 1998, the Company acquired machinery and equipment under the provisions of a capital lease. The lease expires December, 1999. The machinery and equipment has a cost of $11,146 and a net book value of $11,146 at June 30, 1998. In addition, a wholly owned subsidiary of the Company acquired equipment totaling $191,493 under three capital lease agreements. Amortization of these capital leases included in depreciation expense amounted to $ 11,100 for the six months ended June 30, 1998. Accumulated amortization amounted to $9,800 as of June 30, 1998 as of June 30, 1998 and is included in accumulated depreciation.

     (b) The future minimum lease payments under capital lease and net present value of the future minimum lease payments at June 30, 1998, are as follows:

         Total minimum lease payments                          $   246,091
         Amount representing interest                              (57,618)
                                                             -------------
         Present value of net minimum lease payments          $    178,944
                                                              ============

     (c) Future minimum lease payments under capital leases as of June 30, 1998 are as follows:

                           1998    $     30,649
                           1999          51,048
                           2000          51,048
                           2001          47,037
                           2002          45,329
                           After         10,181
                                  -------------
                                    $   235,292

8.   Other Significant Events

     (a) The Company received a $50,000 grant from the U.S. Department of Energy
         and   administered  by  the  Technology   Deployment   Center  for  the
         development of one of its technologies.

     (b) On May 20, 1998, the Company entered a world-wide exclusive license agreement for the commercialization of the Smokeless, Scrap Tire Processing Technology (SSTP). Under the terms of the License, the Company receives the right to design, manufacture, sell or other wise commercialize the SSTP technology. The License obligates the Company to pay a 6% royalty fee on all SSTP-related sales and granted a one-time issuance of 60,000 unregistered common shares.

     (c) On June 29, 1998, the Company entered a Letter of Intent for the acquisition of a Group that is comprised of a collection of consumer services companies. The core Group company has been operating since 1981 and posted revenues of approximately $24,000,000 in 1996 and approximately $30,000,000 in 1997. Under the terms of the Letter of Intent, TTL would issue 1,000,000 Shares of the Company's Common Stock in exchange for 100% of the outstanding Groups Shares. As a further condition to the acquisition, TTL would apply a minimum of $150,000 within 30 days; an additional $300,000 within 120 days, and; an additional $550,000 during the first twelve-months following the acquisition. The Letter of Intent further required the Group to conclude employment agreement with key management and other actions customary for this type of transaction.

9.     Subsequent Events

     (a) On July 1, 1998, the Company entered a worldwide exclusive license agreement for a patent-pending technology referred to as "Tunnel Bat" technology. Under the terms of the License, the Company receives the right to design, manufacture sell or otherwise commercialize the Tunnel Bat technology on a worldwide exclusive basis for an initial period of three years after which the Tunnel Bat License may be extended for additional three-year periods. The Tunnel Bats License obligates the Company to pay six percent (6%) royalty on gross revenues derived from the Tunnel Bat technology. In addition, the Company made a one-time issuance of 150,000 of its restricted $.001 par value Common Shares and undertook to register at least 50,000 of the foresaid Shares no later than six months after June 15, 1998. The Company also retained Tunnel Bat technology inventor/patent-pending owner David Richardson to act as Technical Assistant, Tunnel Bat Technology.

     (b) On July 6, 1998, the Company entered a Letter of Intent and Purchase Order for the sale of 430 Balanced Oil Recovery System (BORS) lift pumps with CMT, Inc. Under the terms of the Letter of Intent, CMT has been given exclusivity for the sale of the BORS pumps throughout Kansas and Oklahoma and has agreed to a minimum purchase of 50 pumps during 1998, 200 pumps during 1999 and 180 pumps during 2000. The Company is scheduled to ship the first five pumps from its manufacturing facility in Florida during August, 1998.

     (c) On July 7, 1998, the Company entered a Letter of Intent relating to licensing the commercialization of the Company's Smokeless, Scrap-Tire Processing Technology (SSTP) with a Vienna, Virginia based US company ("proposed Licensee") Under the terms of the Letter of Intent, the proposed Licensee desires to license the rights to construct the first industrial size SSTP facility capable of recycling two hundred waste tires per hour. In addition to requiring a negotiated License Fee and royalties, the proposed Licensee would thereafter be entitled to exclusive use of the SSTP technology within North America and TTL would manufacture the SSTP equipment for their exclusive use within the licensed area. The Company anticipates entering the development portion of the Letter of Intent during August, 1998. Thereafter, the Company would enter a formal license agreement with the proposed Licensee.

     (d) On July 9, 1998, the Company entered a License Agreement with an entity. Wherein TTL grants exclusive rights to the entity to sell, market and distribute products relating to the AquaFuel (TM) technology. Under the terms of the License Agreement, the entity shall cause for sales to commence during third quarter, 1998 and continue thereafter for a period of three years. The License Agreement grants the entity the rights to market AquaFuel (TM) category one - "Fuel"; AquaFuel (TM) category 2 - "Public and private services", and; AquaFuel
         (TM) category 3 - "processing and research and development."

     (e) On July 9, 1998, the Company proposed four Letters of Intent with an International provider of various gaseous materials. The proposed Letters of Intent include (1) a proposed License Agreement for the purpose of commercializing AquaFuel (TM) system for eliminating biological waste in commercial use applications; (2) a proposed sale of Electric Power Generation equipment; (3) a proposed License Agreement for the purpose of marketing AquaFuel (TM) and the construction of AquaFuel (TM) related plants, and; (4) a proposed Joint-Venture relating to development of certain aspects relating to AquaFuel (TM).

     (f) Subsequent to June 30, 1998, the Company sold 28,732 shares of its restricted Common Shares to accredited investors for an aggregate of $25,440.

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

     AquaFuel(a) is a non-fossil, combustible gas which is produced by an electric discharge of carbon arcs within distilled, fresh, salt or other types of water, thus being essentially composed of Hydrogen, Oxygen, Carbon and their compounds. In the opinion of management, the AquaFuel technology affords a number of prospective applications including: (1) a clean synthetic gas that emits no harmful emissions; (2) feedstock for chemical extraction that would allow the production of pure hydrogen and/or carbon dioxide; (3) desalination of salt water (by product of creating gas); (4) organic or farm-animal waste disposal; (5) industrial waste disposal; co-generation of electricity and; (6) fuel for internal combustion engines.

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

     Smokeless, Scrap Tire Processing Technology (SSTP(a)) equipment reclaims the original oil, steel and carbon black elements that went into making tires. The entire tire recycling process is a closed system. The SSTP(a) differentiates from competition because there are no emissions and therefore, no residue from combustion. The SSTP(a) is further differentiated from competition in its modular design which allow for a tire "plant" to be a single unit estimated to cost under $20,000 up through a full-scale, multi-unit plant. The SSTP(a) devise was developed to meet the need for an economically viable method for the permanent disposal of tires.

     Tunnel Bat Technology represents a mobilized solution to desilting and otherwise cleaning box culverts. Prior to the invention of the Tunnel bat, box culverts were manually cleaned by crawling into the box culvert with a small red wagon and shovel, filling the wagon with blockage, crawling back out to empty the wagon and then repeating the process until the box culvert was cleaned. In addition to being a slow, difficult manual process, many box culverts are found to have snakes and other creatures living among the blockage material, making it possibly unsafe for personnel. The Tunnel Bat equipment is able to turn a slow, unpleasant job into a reliable, thorough professional approach to desilting box culverts. The equipment is fully mobilized allowing for the maximum removal of blockage while providing a safe working environment.

Results of Operations

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OFINANCIAL
                      CONDITIONS AND RESULTS OF OPERATIONS
                 Results of Operations for the Six Months Ended
                                  June 30, 1998

Overview:

Toups Technology Licensing, Incorporated ("TTL or "The Company") licenses and facilitates the market applications of late-stage technologies in the energy, environmental, and natural resources market segments...


Results of Operations

Three Months Ended June 30, 1998, Compared to Three Months Ended June 30, 1997

For the three months ended June 30, 1998, the Company reported revenues from operations of $109,143, a 73% increase over 1997 second quarter revenues of $62,971. Second quarter revenues for both periods were generated by the Company's wholly owned subsidiary Advanced Micro Welding, Inc. ("AMW"). TTL acquired AMW on April 29, 1998 in a business combination accounted for as a pooling of interest. AMW, a company specializing in micro welding and custom metal fabrication grew through an increased emphasis on its metal fabrication business. AMW gives TTL production capacity and expertise in micro welding, metal fabrication, and machining which provides infrastructure and compliments the Company's emphasis on developing market applications for its technologies.

Cost of goods sold in second quarter of 1998 was $65,018 or 60% of revenues, which compared to the same percentage of revenues for the second quarter of 1997. The cost of goods sold for both periods relate only to AMW.

The Company's selling and administrative expenses of $549,580 were comprised of salaries, consulting fees, and other operating costs in the second quarter of 1998, up from $51,149 during the second quarter of 1997. This 974% increase in operating expenses was primarily the result of increased personnel expenses incurred by the Company in building its infrastructure, assembling a team of engineers, scientists and other professionals, and preparing its technologies for market applications. Selling and administration expenses for the 1997 period relate only to AMW. TTL had no operations during the second quarter of 1997. During the second quarter of 1998, the Company has completed initial independent testing for AquaFuel, developed applications for Flow Control Valves, field tested BORS lifts, licensed and developed applications for its Smokeless Scrap-Tire Process ("SSTP") technology, negotiated a license for Tunnel-Bats and entered discussions with potential acquisition candidates, as well as candidates for technology licenses that fit with the Company's business plan.

As a result of these activities, the Company had a 1998 second quarter operating loss of $503,960, an increase from an operating loss of $25,691 for the same period of 1997. Interest income during the second quarter period was generated from excess cash balances resulting from the Company's private common stock offering in 1998.

As of June 30, 1998, the Company had purchase orders for 29 BORS Lift Pumps with $6,000 on deposit towards a purchase price of $207,194. The Company had inventory on hand in the amount of $69,388 related to these orders in various stages of production. Subsequently, the Company has signed a Letter of Intent with open purchase orders for an additional 430 BORS units with a minimum purchase of 50 units in 1998, 200 during 1999, and 180 during 2000. The Company is currently working on its first order against this purchase order for five units with $12,500 on deposit towards a purchase price of $40,300. The Company does not recognize a sale until the unit is shipped.

The Company has entered into Letters of Intent or is negotiating for licensing fee arrangements for its other technologies including AquaFuel, Flow Control Valves, SSTP, and Tunnel-Bats. (See Footnotes to Financial Statements: 8. Other Significant Events and 9. Subsequent Events.) The Company expects to generate revenues from these activities in the third quarter of 1998.

Six Months Ended June 30, 1998, Compared to Six Months Ended June 30, 1997

For the six months ended June 30, 1998, the Company reported revenues from operations of $274,040, a 143% increase over 1997 six month revenues of $112,581. Revenues for both six month periods were generated by the Company's wholly owned subsidiary AMW.

Cost of goods sold for the first six months of 1998 was $137,139 or 50% of revenues compared to $61,358 or 55% of revenues for the six month period in 1997. The decrease in the cost of goods sold as a percentage of revenues in 1998 was the result of larger, more efficient production runs for jobs in the first quarter of 1998. The cost of goods sold figures for both periods relate only to AMW.

The Company's selling and administrative expenses of $795,829 were compromised of salaries, consulting fees and other operating costs in the second quarter of 1998, up from $94,928 during the second quarter of 1997. This 738% increase in operating expenses was primarily the result of increased personnel expenses incurred by the Company in building its infrastructure, assembling a team of engineers, scientists, and other professionals, and preparing its technologies for market applications. Selling and administration expenses for the 1997 period relate only to AMW. TTL had no operations for the first six months of 1997.

As a result of these activities, the Company had a 1998 six month operating loss of $658,928, an increase from an operating loss of $43,705 for the same period of 1997. Interest income during the six month period was generated from excess cash balances resulting from the Company's private common stock offering in 1998.

Liquidity and Capital Resources

Net cash used by operating activities of ($763,592) related primarily to the Company's operating loss. The Company, however, had a net working capital surplus of $409,768, an increase of $338,051 from December 31, 1997. The increase in working capital was principally the result of an increase in financing activities through the issuance of $1 million in common stock through a private equity offering.

As of June 30,1998 the Company has no bank financing or other debt obligations outstanding other than trade payables, accrued expenses, and capitalized lease obligations due from the normal course of business.

Through the acquisition of AMW and the utilization of capital equipment available under its facility lease, the Company has significant production capabilities available without the requirement for large capital expenditures. This equipment remains from the facility's former tenant, Lockheed Martin, and includes computers, milling equipment and lathes, shelving and storage units, electron beam welders, laser welders, and other production machinery. This equipment combined with AMW's resources will allow TTL to fully utilize its development and production capabilities during the second half of 1998.

In June, 1998, the Company was approved for a $50,000 grant from the US Department of Energy, administered by the Technology Deployment Center for the development of market applications from its Flow Control Valves. The Company has also commenced on a second private equity offering. The proceeds of the sale of this equity offering will be available for future acquisitions, working capital, and general corporate purposes.

The Company believes its existing cash, together with projected cash flows from operations and the availability of future equity offerings, will be sufficient to meet the Company's cash requirements in 1998.

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

                                  July 22 1998


                    By Leon H. Toups, Chief Executive Officer




                                S/S LEON H. TOUPS
                                   (Signature)

                                   (Signature)