Form 10QSB
period 1998-09-30
TOUPS TECHNOLOGY LICENSING INC /FL
filed 1998-11-17
CIK 1056748

Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


(Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1998


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

                                      INDEX

                         PART I - FINANCIAL INFORMATION

 Item 1       Unaudited Financial Statements:

              Consolidated Statements of Operations for the three months ended September 30, 1998 and 1997

              Consolidated Statements of Operations for the nine-months ended September 30, 1998 and 1997

              Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997

              Consolidated Statement of Stockholders' Equity for the nine-month period ended September 30 1998 and for the period from July 28,1997 (date of inception) through December 31, 1997

              Consolidated Statements of Cash Flows for the nine-months ended September 30, 1998 and 1997

              Notes to Consolidated Financial Statements

 Item 2    Management's Discussion and Analysis

                           PART II - OTHER INFORMATION

 Item 1       Legal Proceedings

 Item 2       Changes in Securities

 Item 3       Defaults Upon Senior Securities

 Item 4       Submission of Matters to a Vote of Security  Holders

 Item 5       Other Information

 Item 6       Exhibits and Reports on Form 8-K

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        Toups Technology Licensing, Inc.


                            STATEMENTS OF OPERATIONS
         for the three-month period ended September 30, 1998 (Unaudited)
       and for the three-month period ended September 30, 1997 (Unaudited)


                                 (Unaudited)               (Unaudited)
                                  Three-Month              Three-Month
                                 Period ended             Period  ended
                                 September 30,            September 30
                                     1998                     1997
                                     ----                     ----

Sales                          $    811,822             $     187,950

Cost of Goods Sold                  514,555                    141,641
                              -------------             -------------

Gross Profit                        297,267                    46,309
                              -------------             -------------

Expenses:
Salaries                            195,393                    26,129
Consulting fees                     121,144                         0
Other operating costs               188,357                    35,518
                              -------------             -------------

Total expenses                      504,894                    61,647
                              -------------             -------------

Net Operating Loss                 (207,627)                  (15,338)
                               -------------             -------------

Other Income:
Interest Income                         870                         -
                              -------------             -------------

Net Loss                       $   (206,757)             $    (15,338)
                               =============             =============

Weighted average number of
shares outstanding               13,632,283                  8,881,751

Net loss per share            $    (0.015)                   (0.002)
                              =============             =============




                        See Notes to Financial Statements

                        Toups Technology Licensing, Inc.


                            STATEMENTS OF OPERATIONS
         for the nine-month period ended September 30, 1998 (Unaudited)
       and for the nine-month period ended September 30, 1997 (Unaudited)


                                 (Unaudited)               (Unaudited)
                                  Nine-Month              Nine-Month
                                 Period ended             Period  ended
                                 September 30,            September 30
                                     1998                     1997
                                     ----                     ----

Sales                          $  1,700,984             $     898,803

Cost of Goods Sold                1,052,725                   556,325
                              -------------             -------------

Gross Profit                        648,259                   342,478
                              -------------             -------------

Expenses:
Salaries                            516,235                   110,115
Consulting fees                     276,166                         0
Other operating costs               622,115                   158,431
                              -------------             -------------

Total expenses                    1,414,516                   268,546
                              -------------             -------------

Net Operating Loss                 (766,257)                   73,933
                               -------------             -------------

Other Income:
Interest Income                       3,807                         0
                              -------------             -------------

Net Loss                       $   (762,450)             $      73,933
                               =============             =============

Weighted average number of
shares outstanding               13,632,283                  8,881,751

Net loss per share            $     (0.056)                      0.008
                              =============             =============




                        See Notes to Financial Statements

                        Toups Technology Licensing, Inc.

                                 BALANCE SHEETS
           September 30, 1998 (Unaudited) and December 31, 1997 (Restated)

                                                                 (Unaudited)
                                        Unaudited             Restated (Note 5)
                                       September 30,             December 31
                                          1998                      1997
                                          ----                      ----

Assets:
Cash                                 $     188,120           $     104,580
Accounts Receivable, net of
Allowance for doubtful accounts
Of $5,000                                  588,842                  32,591
Inventory at cost                          342,055                 237,682
Prepaid royalty expenses                   104,000                  11,000
Deferred charges                                 -                   5,875
Property and equipment, net of
Accumulated depreciation of $113,394       291,484                  32,990
Other assets                                29,700                     700
                                     -------------           -------------

Total Assets                          $   1,526,201          $     425,418
                                      =============          =============

Current Liabilities:
Current portion long-term liabilities             0                 19,509
Accounts payable and accrued liabilities    254,251                109,748
Notes payable                                 4,600                      -
Customer deposits                            12,083                 73,540
Capital Lease Obligation                     50,458                      -
Other current liabilities                         0                  5,691

                                      -------------          -------------

Total current liabilities             $     321,392          $     208,488
                                       -------------         -------------

Long-term liabilities,
  less current portion                      120,490                 23,306
                                       ------------          -------------


Total Liabilities                     $     441,882          $     231,794

Stockholders' equity

Common stock                                 16,187                   9,910
Additional paid-in capital                1,871,006                 248,437
Retained Earnings                           (40,423)                (71,137)
Deficit accumulated during
development stage                          (762,450)                   8,414
                                        -------------           -------------

Total stockholders' equity            $    1,084,319            $     193,624
                                      -------------             -------------

Total liabilities and
stockholders' equity                  $    1,526,201             $    425,418
                                      ==============              ============



                        See Notes to Financial Statements

                        Toups Technology Licensing, Inc.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                           For the nine-month period
                      ended September 30, 1998 (Unaudited)
            and for the period from July 28, 1997 (Date of Inception)
                            through December 31, 1997



                                                             Deficit
                                                           Accumulated
                                        Common   Additional   During
                              Number     Stock    Paid-In   Development
                             of shares  (At Par)  Capital      Stage      Total

Issuance of common
stock from inception         8,250,000     $8,250    $-        $-        $8,250

Stock Issued for:
Services                       100,000        100     -         -           100
Cash                           160,000        160   99,840      -       100,000
Rent                           120,000        120     -         -           129

Deficit accumulated during
development stage through
December 31, 1997                -             -      -     (40,413)   (40,413)
                             ----------   -------  --------  --------  --------

Balance,
December 31, 1997             8,630,000     8,630    99,840  (40,413)    68,057

Stocks issued for:
Cash                          2,237,070     2,237 1,561,082      -    1,563,319
Services                      3,920,263     3,920         -      -        3,920
Acquisition of Brounley-Note5   900,000       900   160,490             161,390
Acquisition of AMW
(Note 5)                        500,000       500    49,593      -       50,093

Deficit accumulated during
development stage-
January 1, 1998 through
September 30, 1998                  -           -       -  (762,450)  (762,450)
                                    -           -       -  ---------  ---------

Balance
September 30, 1998           16,187,333    16,187 1,871,005 (802,873) 1,084,319
                             ==========    ====== ========= ========= =========


                        See Notes to Financial Statements

                        Toups Technology Licensing, Inc.

                            STATEMENTS OF CASH FLOWS
       for the nine-month period ended September 30, 1998 (Unaudited) and for the nine-month period ended September 30, 1997 (Unaudited)


                                                     (Unaudited)    (Unaudited)
                                                       Six-month     Six-month
                                                     Period ended  Period ended
                                                     September 30, September 30
                                                          1998           1997
                                                          ----           ----


Cash flows from operating activities:
Net loss                                                $(762,450)   $(44,854)

Add (deduct) items not affecting cash:
Depreciation                                               47,138            0
Amortization                                                  998            0
Cash provided (used) due to changes in
 assets and liabilities
   (increase) in inventory                                (86,373)           0
   (Increase) decrease in accounts receivable            (500,458)      (6,855)
   (Increase) in prepaid royalty expense                  (93,000)           0
   (Increase) decrease in deferred charges                  5,875            0
   Increase (decrease) accounts payable
    and accrued liabilities                               138,812       18,712
   Increase (decrease) in deposits                        (61,457)           0
                                                   ---------------  ----------
Net cash used by operating activities                  (1,310,915)    (32,997)
                                                   ---------------  ----------

Cash flows from investing activities:
Acquisition of equipment                                 (117,889)           0
                                                   ---------------   ---------
Net cash used by investing activities                    (117,889)           0
                                                   --------------- -----------

Cash flows from financing activities:
Proceeds from sale of capital stock                     1,566,907            0
Proceeds from line of credit                                4,600            0
Payment of long term debt                                 (42,815)           0
Principal payments on
 capital lease obligations                                (16,348)           0
                                                   ---------------   ---------
Net cash provided by financing activities               1,512,344            0
                                                    -------------   ----------
Net increase in cash                                       83,540     (32,997)
                                                   --------------   ----------
Cash, beginning of period                                 104,580       30,674
                                                  ---------------   ----------
Cash, end of period                                      $188,120      $(2,323)
                                                  ===============   ==========

Supplemental Cash Flows Disclosures
Noncash items
Equipment acquired under capital lease                   $113,520     $ 77,933
                                                  ===============   ==========
Common stock issued for consulting
services                                                   $3,920          $ 0
                                                     ============   ==========

                       See Notes to Financial Statements

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 1998 (Unaudited)
                        and December 31, 1997 (Restated)


 1.   Summary of Significant Accounting Policies

Company - Toups Technology Licensing, Incorporated (Company), a Florida Corporation, was formed on July 28, 1997, and activated its startup operations on November 1, 1997 to facilitate market applications through the licensing of late-stage technologies primarily in the energy, environmental and natural resources market segments. The Company selects proprietary products or devices within market segments which management perceives are not subject to rapid change and can be delivered to the marketplace within a three to six month period. The Company has made strategic acquisitions that compliment its proprietary products and devices and furthers its business purposes.
(See Note 5)

Receivables - The Company's trade receivables include amounts due from business throughout the United States. Management believes receivables are stated at their net realizable values.

Inventories - Inventories consist of work-in-process and parts held for manufacturing and are valued at cost using the first-in, first-out method.

Property and Equipment - Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over their estimated useful lives. At September 30, 1998, property and equipment consisted of machinery and equipment.

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

Restricted Common Stock - Restricted common stock is subject to the resale provisions of SEC Rule 144. Restricted stock is recorded at par value ($.001) per share.

         Basis of Presentation - Nine Months Ended September 30, 1998 -The unaudited interim financial statements for the nine months ended September 30, 1998 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting only of normal recurring adjustments) and disclosures which are necessary for a fair presentation. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results of the full year.

 2.   Capital Stock

         Common - The Company is authorized to issue 20 million shares of common stock with a par value of $0.001 (one, one-thousandth dollar) per share. As of September 30, 1998, there were 16,187,333 shares issued and outstanding. Of the 16,187,333 shares issued and outstanding, at September 30, 1998, 14,579,115 shares are restricted as to the sale to other parties and 1,608,218 are unrestricted. Each share of common stock has one vote on all matters acted upon by the shareholders.

         Preferred - The Company is authorized to issue 10 million shares of preferred stock having a par value of $1 per share. There were no preferred shares issued or outstanding at September 30, 1998.

3.   Licensing Agreement Commitments

         The Company entered into two licensing agreements, one for AquaFuel and one for Balanced Piston Values, in November, 1997, whereby, the Company has exclusive rights to make, use, lease, market and sell these product lines. In January, 1998, the Company executed a licensing and manufacturing agreement for Balanced Oil Recovery System (BORS) Lifts with a third licensee. In June, 1998, the Company executed a licensing agreement for Smokeless Scrap Tire Process and in July, 1998 the Company executed a licensing agreement for Tunnel Bat; both agreements are for the exclusive rights to make, use, lease, market and sell this product line. In exchange for these rights, under the four agreements, the Company has committed to pay the Licensee a 6% royalty as computed by those agreements. The Company agreed to pay a minimum of $176,000 of royalties in 1998, of which $104,000 has been paid as of September 30, 1998. The remaining royalty payments for the initial licensing term will be paid as follows:

                           Year Ending:
                           1998                    $     72,000
                           1999                          96,000
                           2000                          96,000
                                                    $   264,000

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

4. Acquisition of Advanced Micro Welding and Brounley Associates, Inc.

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

         On September 30, 1998, Toups Technology Licensing, Incorporated (TTL) acquired Brounley Associates, Inc. (Brounley) in a business combination accounted for as a pooling of interests. Brounley, a company specializing in the design, manufacturing and sale of radio frequency (RF) generators, became a wholly owned subsidiary of TTL through the exchange of 900,000 shares of restricted common stock of TTL's common stock for all the outstanding stock of Brounley. The statement of stockholders' equity reflects a restatement of $160,490 to additional paid in capital as a result of the acquisition. The restatement includes $54,982 and $105,508 respectfully, for the disposition of Brounley stock and adjustment of retained earnings for the pooling.

         The restated Balance Sheet as of December 31, 1997 reflects the acquisition of Brounley and AMW. The restated financial statements are based on the historical financial statements of TTL, Brounley and AMW accounting for the combination as a pooling of interest. All three companies were audited independently on December 31, 1997. The restated balance sheet as of December 31, 1997, reflects the unaudited combination of these numbers.

         The restated financial statements have been prepared based upon the historical financial statements of TTL, Brounley and AMW. These restated financial statements may not be indicative of the results that actually would have occurred if the combination had been in effect on the dates indicated or which may be obtained in the future.

5.    Income Taxes

         A deferred tax asset stemming from the Company's net operating loss carryforward has been reduced by a valuation account to zero due to uncertainties regarding the utilization of the deferred asset. The deferred tax asset and the corresponding valuation allowance were approximately $64,000 as of September 30, 1998.

 6.   Capital Lease

         The Company has four capital equipment leases totaling $202,639 for equipment and machinery. Amortization of these capital leases included in depreciation expense amounted to $20,517 for the nine months ended September 30, 1998. Accumulated amortization amounted to $33,867 as of September 30, 1998 and includes accumulated depreciation. The future minimum lease payments under capital lease and net present value of the future minimum lease payments at September 30, 1998, are as follows:

         Total minimum lease payments                         $    216,600
         Amount representing interest                           (  45,652)
         Present value of net minimum lease payments          $    170,948

     Future minimum lease payments under capital leases as of September 30, 1998 are as follows:

                           1998     $     12,614
                           1999           50,458
                           2000           50,458
                           2001          103,070
                           2002           44,125
                           After          12,483
                                     $   216,600

 7.   Subsequent Events

     A. Subsequent to September 30, 1998, the Company sold 1,760,000 shares of its restricted Common Shares to accredited investors for an aggregate of $1,360,000.

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OFINANCIAL
                      CONDITIONS AND RESULTS OF OPERATIONS

                 Results of Operations for the Nine Months Ended
                               September 30, 1998

Overview:

Toups Technology Licensing, Incorporated ("TTL" or "The Company") licenses and facilitates the market applications of late-stage technologies in the energy, environmental, and natural resources market segments. The Company selects proprietary products or processes in market segments management perceives are not subject to rapid change and which can be delivered to the marketplace within a three to six month period.

     The Company intends to pursue its business purpose through acquisition of existing companies; joint-ventures; strategic alliances; sub-licenses; providing services; and through the manufacture and sale of products. As of September 30, 1998, the Company has five technologies under license and has made two acquisitions.

Summary of Technologies

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

Summary of Acquisitions

     Brounley Engineering & Associates ("Brounley") was formed to engage in the design and manufacture of RF (radio frequency) and related circuits, particularly in the field of solid state power generation. Brounley's integrated and modular design concepts competitively differentiate their product line of high powered RF generators in small packages. In 1993, Brounley added production facilities to build a new line of generators for Lasers and for the Plasma Etching & Sputtering industry. In addition to Integrated RF Generators, Brounley offers clients a full range of services from an original design to a final product, including: Transmitters: AM, FM, SSB, Switching, Pulsed; Filters; Switching Regulators, Modulators, Power Factor Correction; VSWR Characterization of Power Amplifiers and Protection; TTL Logic Control Circuits; Crystal, LC Oscillators and VCO's; Frequency Multipliers; Receiver Designs: HF, VHF, UHF, AM, FM, SSB, Pulsed.

     Brounley's unaudited financial statements for the period January 1, - August 31, 1998 reflect revenues of $816,000 and net before tax income of $154,900.

     Advanced Micro Welding (AMW). On April 29, 1998, TTL acquired seven-year-old AMW and relocated AMW within TTL's 35,000 square-foot facilities in Largo, Florida. AMW brings in-house both a highly specialized manufacturing capability and also allows TTL to offer products and services in the marketplace of industrial/specialized welding and metal fabrication. The combination of AMW's equipment and expertise, combined with TTL's state-of-the-art facilities, engineers and draftsmen, equipment and operational experiences, result in an extensive range of services including:

     Custom Metal Fabricator - TTL's AMW can "build-to-print" products for a wide range of industrial and business needs. Machine Shop - AMW's shop is equipped to do prototype, custom work or production work. Precision micro welding - AMW's equipment and expertise also supports the tool and die, plastic injection molding and other industries with welding requiring filler wire sizes from .005 to .020 inch in diameter. Laser and Electron Beam Welders - AMW is one of the few Florida-based companies able to support assemblies that require detailed welding to specific tolerances, such as the electronic, medical, defense, aircraft and research and development industries.

Results of Operations

     Three Months Ended September 30, 1998, Compared to Three Months Ended September 30, 1997

For the three months ended September 30, 1998, the Company reported revenues from operations of $811,822, a 332% increase over 1997 third quarter revenues of $187,950. Third quarter revenues for both periods include revenues generated by the Company's wholly-owned subsidiaries Advanced Micro Welding, Inc. ("AMW") and Brounley Associates, Inc. ("Brounley").

TTL acquired AMW on April 29, 1998 in a business combination accounted for as a pooling of interest. AMW now operates as TTL Manufacturing and generates revenues through its micro welding and custom metal fabrication activities, as well as its primary activity of manufacturing the Company's BORS Lift. The BORS Lift is an oil and gas industry device that replaces the traditional stripper well with a mechanical apparatus including a programmable logic controller that increases production and decreases operating costs.

TTL acquired Brounley on September 30, 1998 in a business combination accounted for as a pooling of interest. Brounley is engaged in the design, manufacture and sale of radio frequency (RF) generators to the laser industry. Brounley gives TTL additional production capacity and engineering expertise in the expanding market segment of power generation

Cost of goods sold in the third quarter of 1998 was $514,555 or 63% of revenues, which was down from 75% of revenues for the third quarter of 1997. The decrease in cost of goods sold as a percentage of revenues in 1998 was the result of larger, more efficient production runs for Brounley and TTL Manufacturing.

The Company's selling and administrative expenses of $504,894 were comprised of salaries, consulting fees, and other operating costs in the third quarter of 1998, up from $61,647 during the third quarter of 1997. This 719% increase in operating expenses was primarily the result of increased personnel expenses incurred by the Company in building its infrastructure, assembling a team of engineers, scientists and other professionals, and preparing its technologies for market applications. During the third quarter of 1998, the Company completed its second round of independent testing for AquaFuel market applications and scalability results, completed field tests of BORS Lifts and began full-scale production, developed applications for its Smokeless Scrap-Tire Process technology, completed design for and began production of Tunnel-Bat units, completed the acquisition of Brounley and entered discussions with potential acquisition candidates, as well as candidates for technology licenses that fit with the Company's business plan.

As a result of these activities, the Company had a 1998 third quarter operating loss of $206,757, an increase from an operating loss of $15,338 for the same period of 1997. For the month of September, 1998, however the Company showed its first profitable month of operations with a profit of $63,812.

Interest income during the third quarter period was generated from excess cash balances resulting from the Company's private common stock offering during 1998.

As of September 31, 1998, the Company has two Letters of Intent for open purchase orders for 630 BORS Lifts with a minimum purchase of 250 units in 1998, 200 during 1999, and 180 during 2000. The BORS Lift end-user price is $15,000 per unit. The Company has built its monthly production capacity to 100 units in-house and has the ability to further increase production through additional manufacturing shifts and vendor outsourcing.

The Company has entered into Letters of Intent or is negotiating for licensing fee arrangements for its other technologies including AquaFuel, SSTP, and Tunnel-Bats. The Company expects to generate revenues from these activities in the fourth quarter of 1998.

     Nine Months Ended September 30, 1998, Compared to Nine Months Ended September 30, 1997

For the nine months ended September 30, 1998, the Company reported revenues from operations of $1,700,984, a 90% increase over 1997 nine month revenues of $898,803. Revenues for both nine month periods were primarily generated by the Company's wholly-owned subsidiaries.

     Cost of goods sold for the first nine months of 1998 was $1,052,725 or 62% of revenues, which compared to the same percentage of revenues for the third quarter of 1997.

Company's selling and administrative expenses of $1,414,516 were compromised of salaries, consulting fees and other operating costs in the third quarter of 1998, up from $268,546 during the third quarter of 1997. This 427% increase in operating expenses was primarily the result of increased personnel expenses incurred by the Company in building its infrastructure, assembling a team of engineers, scientists, and other professionals, and preparing its technologies for market applications. Selling and administration expenses for the 1997 period relate only to AMW and Brounley. TTL had no operations for the first nine months of 1997.

As a result of these activities, the Company had a 1998 nine month operating loss of $762,450, an increase from an operating profit of $73,933 for the same period of 1997. For the month of September, 1998, however the Company showed its first profitable month of operations with a profit of $63,812.

Interest income during the nine month period was generated from excess cash balances resulting from the Company's private common stock offering in 1998.

Liquidity and Capital Resources

Net cash used by operating activities of ($1,310,915) related primarily to the Company's $762,450 operating loss and $500,458 increase in accounts receivable. The Company, however, had a net working capital surplus of $883,625, an increase of $491,897 from December 31, 1997. The increase in working capital was principally the result of an increase in financing activities through the issuance of $1.9 million in common stock through a private equity offering.

As of September 30,1998 the Company had $4,600 drawn on a $125,000 bank line of credit for Brounley. The Company has no other bank financing or other debt obligations outstanding other than trade payables, accrued expenses, and capitalized lease obligations due from the normal course of business.

Through the acquisition of AMW and Brounley along with the utilization of capital equipment available under its facility lease, the Company has significant production capabilities available without the requirement for large capital expenditures. This equipment remains from the facility's former tenant, Lockheed Martin, and includes computers, milling equipment and lathes, shelving and storage units, electron beam welders, laser welders, and other production machinery. This equipment combined with AMW's and Brounley's resources will allow TTL to fully utilize its development and production capabilities during the fourth quarter of 1998 and into fiscal year 1999.

The Company has also completed a second private equity offering. The proceeds of the sale of this equity offering will be available for future acquisitions, working capital, and general corporate purposes.

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

                                  Nov 15 1998


                    By Leon H. Toups, Chief Executive Officer




                                S/S LEON H. TOUPS
                                   (Signature)

                                   (Signature)