Form 10KSB
period 1998-12-31
TOUPS TECHNOLOGY LICENSING INC /FL
filed 1999-04-01
CIK 1056748

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   Form 10-KSB

     This is the Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the full year ending December 31, 1998 concerning


                        TOUPS TECHNOLOGY LICENSING, INC.
                        A Florida Corporation located at



     7887  Bryan  Dairy  Road,   Suite  105,   Largo,   Florida  33777  o  voice
(727)-548-0918 o fax (727)-549-8138



    0-23897                                             59-3462501
Commission File Number                          IRS Employer Identification No.

Over-The-Counter Bulletin Board ("OTC:BB")                Common
     Name of each exchange                       Securities registered under
     on which registered                     Section 12(g) of the Exchange Act:


     The Company has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and the Company has been subject to such filing requirements for the past 90 days.


     The Company's revenues for the fiscal year ending December 31, 1998 were $3,132,001.


     At March 29, 1999, the closing bid price of the Company's common stock was $2.00 The Company's common stock is traded under the symbol "TOUP."


     At December 31, 1998, the Company had 22,217,299 common shares issued and outstanding.

                                 Reference Page

                                     Part I

           Item                                                     Page Number

Item 1     Description of Business

Item 2     Description of Property

Item 3     Legal Proceedings

Item 4     Submission of Matters to a Vote of Security Holders

Item 5     Market for Common Equity and Related Stockholder Matters

Item 6     Management's Discussion and Analysis or Plan of Operation

Item 7     Financial Statements

Item 8     Changes In and Disagreements With Accountants on
            Accounting and Financial Disclosure

                                    Part III

Item 9      Directors, Executive Officers, Promoters and
            Control Persons; Compliance With Section 16(a) of the Exchange Act

Item 10     Executive Compensation

Item 11     Security Ownership of Certain Beneficial Owners
             and Management

Item 12     Certain Relationships and Related Transactions

Item 13     Exhibits and Reports on Form 8-K

Part F/S

Signatures

                                     Part I

Item 1            Description of Business.

     The following highlights the Company's business. This section is followed by a more detailed discussion relating to each of our nine divisions which is immediately followed by an overview of the marketplace for the Company's products and services. Beginning on page F-1 is the Company's Independent Auditor's Report and audited financial statements for the year ending December 31, 1998.

Business Purpose - Toups Technology Licensing, Inc., was incorporated in the state of Florida on July 28, 1997 ("Toups Technology", "TTL" or the "Company"). The Company's business purpose is commercializing late-stage technologies, which are acquired through license agreements and acquisitions. The Company's technologies and acquisitions to date are in the energy, environmental, natural resource and healthcare market segments.

Results of 1998 (first full year) Operations - The following discussion should be read in conjunction with the Company's audited financial statements for the years ended December 31, 1998 and 1997 which begin on page F-1. For the period ending December 31, 1998, the Company posted revenues of $3,132,001, compared with $1,196,169 for the fiscal year ending December 31, 1997. Gross profit for 1998 was $1,147,071 or 37% of revenues, which was up from $373,799 or 31% of revenues for 1997. Net income for the period ending December 31, 1998 reflects a loss of $(2,187,994) or a loss of ($0.09) per share based on the 22,217,299 shares outstanding at December 31, 1998 or a loss of $(0.18) per share on a fully-weighted average compared with net income of $49,101 or $0.005 per share for the year ending December 31, 1997.

     The Company attributes 33% or $728,531 of its losses during 1998 to a charge against earnings relating to the issuance of common stock for services. The Company attributes the remaining 66% or $1,459,463 of its losses to earnings at the full-year ending December 31, 1998 to first year operational losses incurred in the development and market introduction of its various technologies. (See "Independent Auditor's Report and accompanying consolidated balance sheets of Toups Technology Licensing, Incorporated and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended" which begin on Page F-1 of this Form 10-KSB).

     For the year ended December 31, 1998, the Company had total assets of $5,312,840 as compared with $562,054 for the period ending December 31, 1997 and stockholders equity grew from $256,484 at December 31, 1997 to $3,360,798 at the year ending December 31, 1998.

Forecast of growth - A division by division forecast of operational expectations for 1999 begins on page 6 . The Company envisions growth during 1999 will be approximately 80% internal and 20% from the licensing/acquisitions of new technologies. The Company estimates it will derive revenues during 1999 from all nine current divisions. The Company intends to acquire technologies through licensing, joint ventures, acquisitions, manufacturing rep agreements and other similar means. The Company intends to commercialize its technologies through joint ventures; strategic alliances; sub-licenses; providing services; and through the direct manufacture and sale of products.

Business Method - TTL enters worldwide exclusive license agreements for developed technologies, which are at or near the market-entry stage. The Company also makes acquisitions of existing companies, which add to or compliment TTL's technology mix. TTL commercializes the technologies by folding each into a seasoned, entrepreneurial-minded corporate infrastructure housed in a state-of-the-art manufacturing facility. The combination results in a turnkey process wherein emerging technologies can mature into marketable products or services and the Company's shareholders can participate in a multi-technology approach at the development/market introduction stage.

Management - The Company's management team is led by President, Chief Executive Officer and Chairman of the Board, Leon H. Toups. Mr. Toups' past associations include ten years serving as President and Chief Executive Officer of Chromalloy American. Prior to its sale and during the period of Mr. Toups' association, Chromalloy American was a 600 company international conglomerate serving six major market segments with revenues of approximately $2 billion. Co-founders of Toups Technology include Chief Executive Officer and Chairman Mr. Leon Toups, Executive Vice President and Director Mr. Mark Clancy and Chief Financial Officer and Director Mr. Michael Toups. (See "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act").

Operating structure - In addition to the above named Officers, at the staff level to support all technologies, the Company has a Safety Officer, Engineering Coordinator, Sales Manager, Compliance/Quality Control Director and Purchasing Coordinator. At the line level, the Company typically engages the technology inventor as Project Manager. This structure preserves the single-minded, entrepreneurial spirit of each inventor while providing managerial support in matters relating to operations, sales and marketing, finance and business development.

Operating facilities - The Company's headquarters and manufacturing facility occupies approximately 50,000 (fifty thousand) square-feet within the 96-acre Pinellas Science Technology and Research Center ("STAR Center") located at 7887 Bryan Diary Road, Largo, Florida. The Company also has leased a 10,000 (ten thousand) square foot stand-alone building within which is housed TTL's AquaFuel(a) Division. The Company also maintains its Balanced Oil Recovery System (BORS) Lift Engineering office in Claremore, Oklahoma and BORS national sales office in Garden City, Kansas. (See "Description of Property").

Employees - The Company provides medical insurance, vacations, stock incentives and other, similar employee benefit programs. None of the Company's employees are represented by collective bargaining agreements. At December 31, 1998, the Company had 88 full-time and 0 part-time employees engaged in the following areas:

                                   Executive                          5
                                   Engineering/technical             11
                                   Manufacturing                     59
                                   Sales                              9
                                   Administrative                     4
                                   Total                             88

1999 capital financing programs. During the first quarter, 1999, the Company completed agreements for the sale of $1,500,000 of its Subordinated Convertible Notes (the " Notes") and the sale of $750,000 of its Series A 7% Convertible Preferred Stock (the "Preferred"). Each transaction was done with a domestic US fund. Both placements were conducted to provide for capital expenses estimated to occur throughout 1999. (See "Market for Common Equity and Related Shareholder Matters").

Divisional Summary

     At the end of 1998, the Company was comprised of nine divisions resulting from licensed technologies, the acquisition of operating entities and a manufacturing rep agreement. During 1998, the Company earned its revenues from six of its nine divisions. A more complete discussion of each division is immediately following the table below.


              Market             Business              Date & Method of  1998
#  Division   Segment            Purpose                Acquisition     revenue
-  --------   ----------------   -----------------   -----------------  -------
1  BORS       Energy &           Manufacture and       January, 1998      Yes
              Natural Resource   direct sale of        Exclusive world
                                 oil pump equipment    wide license

2  Brounley    Energy            Manufacture and sale  September , 1998   Yes
   Engineering                   of radio frequency    acquisition
                                 power generators
                                 for lasers, plasma
                                 etching and other
                                 applications

3  InterSource  Healthcare       Resale of medical      December 16, 1998 Yes
   Healthcare                    equipment and          acquisition
                                 consumbables.

4   TTL         Manufacturing    Fabrication to         April, 1998       Yes
    Manufacturing                customer prints        acquisition
                                                       (formerly A.M.W.
                                                        Metal Fabricators)

5   AquaFuel   Energy &         Alternative fuel and    November 3,1997   Yes
               Environment &    Recycling of polluted   Exclusive,world
               Natural          water                   wide license
               Resource

6   ETR        Energy &         Recycles scrap tires    June, 1998         No
               Environment      into various products   Exclusive, world
                                                        wide license

7   Precision  Manufacturing    Precision welding for    Internally        Yes
    Micro Welding               aerospace, medical and   developed
                                automotive components

8   Tunnel Bat  Environment    Manufacture and sale of   August, 1998      No
                               culvert reclamation       Exclusive, world
                               vehicle                   wide license

9   TTL         Energy         Provides electric power   June, 1998        No
    Power Systems              co-generation that        Non-exclusive
                               parallels  with the       manufacturers rep
                               local  manufacturers
                               utility grid

     A detailed discussion of each above cited division begins on page 11. The Company spent virtually all of 1998 in developing its business purpose. In considering the Company's operational objectives during 1999, the following discussion is provided.

     1998 into 1999. For the Company's first full fiscal year ending December 31, 1998, TTL's independent audit reflects revenues of $3,132,001 and net income
(loss) of ($2,187,994). During 1998, the Company grew from 5 to 88 employees and from occupying 5,000 square-feet in a single location to now operating a 50,000 square foot manufacturing, precision micro-welding facility, a 10,000 square foot off site location, a national engineering office in Claremore, Oklahoma and a national sales office in Garden City, Kansas.

     Also during 1998, the Company acquired the rights to four technologies, made three acquisitions and increased assets from approximately $562,054 to $5,312,840. The Company continues to operate with minimal debt and normal trade payables and has seen meaningful revenue growth from the last quarter, 1998 to the first quarter, 1999. With the maturing of the Company's nine divisions coupled with the recently completed private securities sale of $2,250,000, the Company is confident it can expand operations for the remainder of 1999. The following discussion relates to management's short and long-term expectations for each division with an emphasis on near term opportunities.

Research and development. As a facilitator of technologies, a portion of the Company's cash will be used to finance the development of its products, particularly its Electromagnetic Tire Recycling and Tunnel Bat technologies. The Company also estimates it may incur additional research and development costs in relation to AquaFuel. As of this writing, the Company estimates such 1999 research and development costs would be approximately: Electromagnetic Tire Recycling - $450,000; Tunnel Bat vehicles - $72,000 and; potentially, AquaFuel - $300,000.

The Balanced Oil Recovery System Lift - (BORS) The Company believes its near-term opportunity with the BORS technology is an expansion of TTL's direct selling program. A detailed discussion of the BORS technology can be found beginning on page 12

     The Company believes that during 1998, the BORS technology followed a conventional path from prototype through market introduction and sales. Throughout 1998, the Company believes it verified the feasibility of the technology and, through field trials and engineering development, completed the production model. During the fourth quarter, 1998 into the first quarter, 1999, the Company began sales within the States of Texas and Oklahoma. During the first quarter, 1999, the Company sought to establish the field service and sales infrastructure necessary to provide for on-going, reliable operations and to expand its primary sales territory to include Kansas.

     The Company has established a minimal goal of selling 600 BORS units during 1999. The Company intends to manufacture and assemble the BORS device at its facilities in Largo, Florida. The Company has engaged a three-fold strategy to achieve its 1999 sales objectives including (i) a leasing program for both the private operator as well as the small business owner; (ii) establishing and staffing a national direct sales office located in Garden City, Kansas and;
(iii) establishing a series of distributors each of whom would be responsible for a minimal number of sales and for providing service on BORS units sold.

     The Company has developed a leasing program utilizing outside leasing sources to provide for both the private operator defined as the purchaser of 1 to 4 BORS units and the Small Business or partnership defined as the purchaser of amounts in excess of $75,000. The leasing program can provide approval in one day for amounts below $75,000 and within three days for transactions over that amount. The following table outlines the essential requirements of the Company's BORS leasing program:

# of Units        Standards

1 2 years in business under current ownership - average daily checking balance $1,500 or higher for the past 2 years

2 4 years in business under current ownership - average daily checking balance $6,500 or higher for the past 2 years

3 or 4 5 years in business under current ownership - average daily checking balance $10,500 or higher for the past 2 years and comparable credit with a loan or lease

More than 4       Five years in business under current ownership average daily checking balance $20,000 or higher for the past 3 years and comparable credit with a loan or lease

     To better focus the Company's direct BORS selling program, during February, 1999, TTL engaged Mr. Larry Rice as its Vice President, BORS and opened a national sales office in Garden City, Kansas. Mr. Rice's past experiences include more than 20 years industry-related experience. Mr. Rice is a salaried, full-time employee of TTL. As a part of the BORS pricing structure, the Company offers a $1,000 commission for the sale of each BORS unit. Utilizing this commission structure, the Company seeks to engage field sales representatives whom are engaged on a commission-only basis. After running classified ads throughout the states of Texas, Oklahoma and Kansas, during March the Company trained a total of 23 sales representatives at its Garden City office. As of this writing, the Company has 23 field sales representatives operating in the states of Texas, New Mexico, Louisiana, Mississippi, Oklahoma and Kansas. The Company's direct selling program is, in the view of management, a part of establishing a series of distributors whom will also be accountable for providing after sale service requirements.

     To facilitate the field-network approach, the Company developed a Distributorship Agreement which provides an exclusive territory to a particular Distributor. Under the terms of the agreement, the Company provides product and training. In exchange for the "exclusive" nature of the agreement, the Distributor is obligated to cause for the sale of a specified number of units and to provide for all after market service requirements. The Distributor is able to charge a fee for service-related work outside the scope of the Company's BORS warranty. In general, the terms of the agreement provide for an exclusive territory for initial periods of twelve months afterwhich it can be extended automatically for twelve months provided the minimum number of BORS units are sold.
     The Distributorship Agreements are not contracts for sale but represent a minimal number of BORS units which a particular distributor must sell during the term of their agreement to retain exclusive rights to market the BORS product line.

     To date, the Company has executed 5 Distributorship Agreements with parties covering territories in the states of Texas, New Mexico, Louisiana, Mississippi, Oklahoma, California and Kansas.. The following table summarizes the key elements of these agreements. There is no penalty to the distributor for failing to meet the following objectives except to lose the exclusive rights to a particular territory. The Distributors under agreement with the Company to date are an Oklahoma-based oil field equipment company; a Louisiana-based environmental technologies company; an Oklahoma-based oil field equipment company, and; an Oklahoma-based oil field operator. The five distributorship agreements are summarized below:


Distributor     State                      Term of Agreement    Number of BORS
                                                               Units to be sold
----------      ----------------------     -----------------   ----------------

     A          Edmond, Oklahoma-based      March 26, 1999          120
                                            March 26, 2000

     B          Lafayette,Louisiana-based   March 22, 1999          200
                                            March 22, 2000

     C          Seminole, Oklahoma-based    March 18, 1999          120
                                            March 18,2000

      D         Ardmore, Oklahoma-based     March 18, 1999           60
                                            September 18, 1999

InterSource. The Company's near-term opportunities for its InterSource division are expansion of its consumables, particularly pharmaceutical sales, as well as expanding its international new and used equipment selling activities. The Company's InterSource division markets new and used medical equipment for both domestic and international clients as well as consumable items.

     As a marketer of new and used medical equipment, InterSource represents numerous original equipment manufacturers in a variety of specialized product areas including imaging and laboratory equipment; outfitting clinics and hospitals, physicians' office equipment and ultrasound units. In consumables. InterSource offers a portfolio of products including insulin, insulin syringes, physicians' office supplies, surgical instruments and urine drainage bags.

     In furtherance of marketing both new and used medical equipment, the Company has engaged an in-house selling division comprised of a licensed medical doctor, a registered pharmacist and a registered nurse. The Company believes the experiences of its sales personnel are instrumental in articulating the value or benefit of a particular piece of equipment. The Company's professional staff of InterSource selling agents also participates in the sale of consumables.

     To expand consumable sales, InterSource President John Silwoski concluded a distributorship agreement with Texas-based Carrington Surgical Instruments, Inc. and Carrington International Group, LLC.. Under the terms of the distributorship agreement, InterSource shall act as a distributor for all Carrington products. During the month of March, 1999, InterSource processed $1,500,000 in sales by virtue of the Carrington distributorship agreement.

AquaFuel. The Company's near term opportunities with AquaFuel include a continuation of its AquaFuel-Dominicana Joint Venture and the market introduction of consumer and industrial equipment. The Company's long-term opportunities foresee an expansion of the Company's AquaFuel division into an Alternative Fuels division as TTL acquires, through license agreement or acquisition, additional fuel technologies. A complete discussion of the AquaFuel technology can be found starting on page 18.

     During December, 1998, the Company entered into a joint-venture with a consortium of companies in the Dominican Republic. The joint-venture named AquaFuel-Dominicana is structured to purchase AquaFuel-producing equipment from TTL. Once the equipment is purchased, the joint-venture intends to utilize the fuel produced in the production of electricity in various parts of the Dominican Republic. The Company would derive its revenues both from the sale of equipment and as a 49% owner of the joint-venture.

     Throughout 1998, the Company believes it successfully demonstrated the quantitative aspects and established the character of AquaFuel through the publication of two certification reports. AquaFuel, in the opinion of management, is the cleanest burning fuel known at this writing and can be used in any combustion engine with minor modifications. Satisfied with the result of the AquaFuel technology, i.e., clean burning, non-fossil fuel, the Company sought to improve on the economics of producing AquaFuel in large quantities. For the analytical purposes of studying AquaFuel, throughout 1998, the Company made use of a crude production apparatus able to generate approximately 30 cubic feet of AquaFuel fuel per hour. Using this apparatus, the costs to produce AquaFuel were significantly higher than the costs to produce fossil fuels.
However, as discussed in the Company's AquaFuel Certification Reports, the production of the fuel grows on an exponential basis relative to an increase in electric power. The amount of fuel produced from a 40 volt charge was approximately 3 times the amount of fuel produced from a 20 volt charge.

     As a part of its obligations under the AquaFuel-Dominicana joint venture, the Company is scheduled to deliver equipment during the second quarter, 1999 which is able to produce AquaFuel at the rate of 4,000 cubic feet per hour. In order to carefully address the mechanics of expanding equipment capability from producing 30 cubic feet per hour to 4,000 cubic feet per hour, the Company opted to develop an intermediary step and develop an initial unit able to produce a minimum of 2,000 cubic feet per hour. Since January, 1999, the Company has been engineering and fabricating the intermediary, 2,000 cubic feet per hour unit at its facilities in Largo, Florida.

     To date, the Company has been able to develop equipment able to generate a minimum of 1,500 cubic feet per hour. The Company envisions that this first AquaFuel production apparatus can meet the cubic feet per hour obligations of the AquaFuel-Dominicana Joint Venture by running two or three units in series. During preliminary operation of the prototype commercial AquaFuel unit, as a stand-alone unit only, the Company has not experienced a significant improvement in the economics of producing AquaFuel. However, as previously described, when AquaFuel is produced in conjunction with the recycling of liquid waste, the "cost" of producing AquaFuel can be substantially reduced below the costs of producing other fossil fuels.

     When and as the Company is able to reduce the production costs of AquaFuel, TTL envisions marketing industrial and consumer equipment such as welding tips, combustible engine conversion kits, gas burners and various AquaFuel production units which can range in size from a few hundred to a few thousand cubic feet per hour.

     As a part of the Company's long-term environmental commitment, during 1999 TTL intends to expand its AquaFuel division into an general Alternative Fuels division through acquiring the license rights to other existing alternative-fuel technologies. While preliminary discussions with the owners of such alternative fuel technologies has been promising, there can be no assurance the Company will be successful in attracting other alternative fuel technologies.

     Electromagnetic Tire Recycling Process. The Company's near term opportunities relating to the Electromagnetic Tire Recycling Process ("ETRP") is the activation of the first commercial size ETRP module, the sale of products estimated to result therefrom and through granting license agreements. A complete discussion of the ETRP technology can be found starting on page 21.

     The ETRP technology relates to a fully-contained module designed to process up to 100 tires per hour into which the shredded rubber tires are reverted back to the original elements of carbon black, oils and petro-chemicals. The module design anticipates the majority of the steel is removed prior to processing. In order for the Company to demonstrate the economic viability of the technology, TTL must construct a single module, and locate the proto-type device within an existing tire processing facility. It is not necessary for the Company to incur the expense of constructing a fully-operational stand-alone plant in order to demonstrate the economic viability of the ETRP technology.

     Accordingly, the Company is currently investigating a number of sites throughout the state of Florida and has ear marked the capital expense funds necessary to complete the design and fabrication of the proto-type ETRP module. The Company estimates the costs to complete development of the ETRP module will be approximately $450,000. Once built, the Company will propose to enter a partnership with an existing facility that can allow the ETRP module to operate under existing environmental permits as well as save the Company substantial capital expenditures by making use of shredders, baggers, conveyor belts and other standard equipment necessary for the processing of used tires.

     Should the Company be unsuccessful in locating a partnership with an existing facility, given the emission-free character of the ETRP apparatus, the Company believes it will be able to gain the necessary permits to operate a prototype module from its headquarters facility in Largo, Florida. The environmental permitting process of an entity such as that envisioned through the operation of an ETRP apparatus can be lengthy and expensive. In addition to any required emission permits, in order to operate an ETRP apparatus, the Company must also gain permits for the handling of the resultant products including Carbon Black, petro-chemicals and certain oils. Failure on the Company's part to gain any one or all of the various environmental permits could prevent TTL from operating an ETRP proto-type module.

Tunnel Bat. The Company's near-term opportunities relating to Tunnel Bat include completing manufacturing design and assembly of the Tunnel Bat production model and engaging the sale thereof. A complete discussion of the Tunnel Bat technology begins on page 23.

     As the Tunnel Bat licensee, the Company desires to manufacture for sale the Tunnel Bat vehicle. The Company may manufacture the vehicle or may outsource the manufacturing of the vehicle. At present, there are two proto-type vehicles which are actively engaged by technology inventor and Tunnel Bat Licensor David Richardson in providing the Tunnel Bat reclamation services throughout Florida. The Company is now in the process of completing the engineering specifications, design, drawings and parts lists for the first production model Tunnel Bat vehicle.

     The Company estimates the costs to complete the engineering development of the Tunnel Bat production model will be approximately $72,000. The Company has ear marked these funds from on-hand reserves. The Company estimates the engineering development will take approximately four and half months. The Company has broken the Tunnel Bat vehicle development schedule into five phases: specifications; design assembly; order main components; detail parts, and; assembly. Once the design phase is complete, the Company may manufacture the Tunnel Bat vehicle from its facilities in Largo, Florida.

     The Company estimates the Tunnel Bat vehicle can be in production approximately the third quarter, 1999. The Company intends to market the Tunnel Bat vehicle primarily through direct mail to construction and similar companies initially in southeastern United States. As the Company is unaware of a competitive box culvert reclamation vehicle, no meaningful estimation of demand or market acceptance can be given. The Company has set a goal of selling twenty Tunnel Bat vehicles during 1999. Once the Tunnel Bat vehicle is ready for production, the Company intends to develop an in-house marketing program using conventional mediums and at least one dedicated sales representative. The Company estimates the majority of the Tunnel Bat vehicle purchasers would be governmental entities such as municipalities, counties and cities. The Company also believes the Tunnel Bat vehicle can be marketed to general contractors whom provide work for such governmental entities.

Brounley Engineering. The Company's near-term opportunities through its Brounley division are an expansion of its direct domestic and international selling programs. The current products offered by Brounley are primarily radio-frequency generators used to power CO2 lasers used in medical, marking and machining applications. The power levels vary from 600 to 10,000 watts at frequencies of
13.56 to 125 Mhz. The designs are modularized resulting in ease of manufacturing from a parts commonality standpoint as well as testing. A complete discussion of the Brounley technology begins on page 24.

TTL Manufacturing and Precision Micro-Welding. A significant portion of the Company's development strategy was the organization of a state-of-the-art manufacturing, specialty-welding division. Operating now from 50,000 square-feet with the Science Technology and Research Center in Largo, Florida, the Company has configured a significant amount of high technology manufacturing equipment and advanced micro-welding devices. .A complete discussion relating to the
Company's   manufacturing   capabilities   begins  on  page  26  and  precision
micro-welding capabilities begins on page 27.

During the fourth quarter, 1998 and first quarter, 1999, the Company has dedicated its efforts to bringing the various pieces of equipment on-line and ready for operation. For instance, the Company expensed approximately $25,000 in the assembly and start-up of a Leybold-Heraeus Electron Beam Welder which carries a 150KV, 40 milliamp output. Together with the resource gained through acquiring AMW Metal Fabricators during the summer, 1998, the Company is now prepared to provide a full metal fabrication, machine and specialty micro-welding capability to the west coast area of Florida.

     On April 5, 1999, the Company intends to activate the selling program of its manufacturing and precision micro-welding divisions through adding an executive level sales manager to organize and execute the Company's selling objectives. To support this introductory selling program, the Company plans to conduct a direct-mail campaign. In addition to the dedicated selling efforts of each of its divisions, TTL also intends during April to add a telemarketing position to its corporate office such that this function can support the efforts of which ever division is most in need. Initially, the Company will focus a substantial portion of its telemarketing efforts on expanding sales for its manufacturing and specialty micro-welding divisions.

     During 1998, the Company derived revenues from six divisions including (1) BORS Lift; (2) Brounley Engineering; (3) InterSource Health Care; (4) TTL Manufacturing; (5) AquaFuel, and; (7) Precision Micro-Welding.

     During 1998, the Company did not derive revenues from three divisions including (6) Electromagnetic Tire Recycling Process; (8) Tunnel Bats, and; (9) TTL Power Systems.

 (1) The Balanced Oil Recovery System Lift. On January 15, 1998 as amended in June, 1998 the Company executed an exclusive worldwide License Agreement with inventor Gerold Allen for the rights to commercialize the BORS Lift technology. The BORS Lift is not covered under any patent or similar device. Mr. Allen now serves as the Company's Claremore, Oklahoma-based BORS Chief Engineer.

                                                        (PICTURE OMITTED)

              The BORS Technology - From January through September, 1998, the Company engaged in BORS Lift field trials and completed a base-unit design. The BORS Lift is a turnkey device that more economically produces oil from shallow, low-volume "stripper" wells (10 barrels per day or less). By lifting oil rather than pumping, the BORS Lift also eliminates conventional rods, tubing, downhole pumps or pumping units, and related maintenance costs. Standing just 4 ft tall and 8 ft long, it is capable of producing from a gas driven well with a maximum fluid-balance level of 2,500 feet.

              Collectively, the Company-sponsored field tests and sales installations to date demonstrate that the BORS(a) Lift device is able to increase production by approximately 200% - 400%, decrease electric costs from $3.50 per barrel to $0.035 per barrel, and is able to extract oil with an insignificant quantity of water, thereby eliminating any need for the process of separation and disposal.

         BORS Manufacturing - The Company manufactures the BORS device in-house except for the galvanizing process. The Company purchases the computers and motors for the BORS device from national suppliers. Based on current equipment and facilities, the Company is able to manufacture 125 BORS units per month on a single-shift basis and can manufacture up to 500 BORS units per month on a three-shift basis. The Company currently maintains storage facilities in Claremore, Oklahoma and Garden City, Kansas, which can inventory BORS units pending sale and delivery.

         BORS Research and Development - There is not additional research and development necessary to commercialize the BORS technology. While the Company continues sales of the initial BORS Lift device, it is developing two additional models (i) one of which is a deep-well design configured to extract oil at a depth of up to 7,500 feet, and; (ii) the second is known as a "bailer" which is a pump designed to extract the highest volume of liquid possible without regard to water separation.

         BORS Leasing Program - To enhance the likelihood of the BORS market introduction, the Company has arranged for a lease-financing program. The program allows for approval within 24 to 72 hours with no application fee. Qualified purchasers can take possession of and operate the equipment for two months prior to making the first of sixty, $400 payments. The lease financing company considers the equipment as well as the production of oil in collateralizing each sale. Including the production of oil as a part of the buyer's payment assurances significantly increases the number of prospective well owners which can qualify for this program.

         BORS Marketplace - The Company's BORS device is designed to extract oil primarily from gas-driven wells with a fluid depth of 2,500 feet and rates of production under 10 barrels per day. Management estimates that nearly one quarter of domestically produced oil comes from wells which on average produce 10 or less barrels per day. According to The Texas Monthly Crude & Condensate Report, per barrel prices paid during September 1998 ranged from $11 to $13.50 compared with 1985 prices, which ranged up to $21.00 per barrel. Extracting oil using traditional pumps can exceed the value of the oil removed. The Company believes the increase in production and decrease in utility costs competitively differentiates the BORS device. The Company does not have any meaningful data relating to the number of worldwide oil wells, which fit this criteria. However, the Company believes the potential market place is large enough to allow for the sale of 100 BORS units per month on a continuous basis.

(2) Brounley Engineering & Associates. On September 30, 1998, the Company acquired Brounley Associates, Inc. in an exchange of common shares in which TTL issued 900,000 unregistered common shares in exchange for 100% of the issued and outstanding common shares of Brounley. The Company agreed to register 125,000 of the 900,000 common shares issued in the acquisition of Brounley. Brounley is a wholly owned subsidiary of Toups Technology.

                                                        (PICTURE OMITTED)

         Brounley Technology - Brounley is engaged in the design and manufacture of RF (radio frequency) and related circuits, particularly in the field of solid state power generation. Brounley's integrated and modular design concepts competitively differentiate their product line of high-powered RF generators in small packages. In 1993, Brounley added production facilities to build a new line of generators for Lasers and for the Plasma Etching & Sputtering industry. In addition to Integrated RF Generators, Brounley offers clients a full range of services from original design to a final product.

                                                        (PICTURE OMITTED)

         Brounley Product Line - Brounley offers a full line of RF Power Generators for the laser and plasma industries which includes a power range from 50W to 10,000W. In addition, Brounley also offers solid state tuners for the plasma industry. Other Brounley products include power supplies, RF pre & power amplifiers and a variety of designs to support Military communications programs.

         Viperstrike RF Power Generators. Brounley offers its own brand of RF power generators dubbed Viperstrike. The Company's Viperstrike RF Generators is available in size from the PB300 laser mounted model with 300W output power up through the 8X2 with 10,000W output power. The Viperstrike line of RF power generators can be controlled by an existing system or with the addition of a Brounley digital or analog controller. The user can combine or divide the output power from Viperstrike RF power generators using Brounley's line of RF combiners and dividers.

         International Organization for Standardization (ISO) 9000. Brounley is currently engaged in a top to bottom quality program designed to lead to an ISO 9000 Certification during the fourth quarter, 1999. ISO is a worldwide federation of national standards bodies, from some 90 countries. It promotes the development of standardization and related activities to facilitate the international exchange of goods and services, and develop intellectual, scientific, technological and economic cooperation. The ISO consists of some 170 technical committees, 640 subcommittees, 1800 working groups and 10 ad hoc study groups. These represent the viewpoints of manufacturers, vendors and users, engineering professions, testing laboratories, public services, governments, consumer groups and research organizations in each of the 90 member countries.

              As an ISO 9000 certified manufacturing facility, Brounley's product line achieves a heighten level of client receptivity resulting from a verifiable design, testing and manufacturing techniques. The ISO 9000 is recognized as the guidelines for selection and use of quality management and assurance standards for both supplier and customer. ISO 9000 elaborates on the general philosophy of quality systems standards, their characteristics, the existing types, where and when they are best used, and describes what elements quality assurance models should incorporate. It also deals with demonstration and documentation requirements, pre-contract assessment and contract preparation.

         Brounley Research and Development - Brounley's engineering department is working to further reduce the overall size of the Company's generators while preserving and increasing the power. Brounley is also engaged in a Plasma generator design which is slated for market introduction during the fourth quarter, 1999 through the first quarter, 2000. As a part of its overall development, Brounley is evaluating all aspects of its operations so as to become an ISO 9000 certified manufacturing facility by the fourth quarter, 1999.

         Brounley Marketplace - Currently, Brounley sells into the laser and plasma markets for industrial, medical and military applications as well as military communications and power industries. The Company believes that once Brounley is ISO 9000 certified the market acceptance of its products will be significantly enhanced.

(3) InterSource Health Care. On December 18, 1998, the Company acquired two-year old InterSource Healthcare, Inc. in an exchange of common shares agreement in which the Company issued 1,203,241 unregistered common shares in exchange for 100% of the issued and outstanding common shares of InterSource. The Company agreed to register 225,000 of the 1,203,241 common shares issued in the course of the acquisition. InterSource is a wholly owned subsidiary of Toups Technology

                                                        (PICTURE OMITTED)


         InterSource Business - InterSource seeks to match buyers and sellers of new and used (refurbished) medical equipment and consumables through its internet site located at www.intersourcenet.com. For the seller of new or refurbished medical equipment and/or consumables, InterSource offers a secure internet site coupled with a professionally staffed in-house sales force. For the buyer of medical equipment and/or consumables, InterSource offers a one-stop means to comparatively shop through the convenience of the internet.

         InterSource Marketing - InterSource offers its equipment and products through a secure internet home page and through an in-house, direct sales program. The staff of InterSource's direct sales program includes a licensed medical doctor, a registered pharmacist, a registered nurse and the former principal of Alpha Laboratories Corporation.

         An InterSource Transaction - Contact is made with a prospective customer that became aware of available equipment and/or products either through InterSource's internet home-page or from direct selling efforts. A detailed investigation is done to assure the supply of the proper product at the proper cost to meet an individual need of the customer. Once completed, the customer places an order. InterSource then procures the needed item(s), receives and inspects the products, and ships direct to the customer. Payment terms vary dependant of the product(s) ordered, however, 95% of the payments are made between time of order and time of delivery. The other 5% are net 30-day terms for smaller orders of consumable products to credit worthy customers. InterSource maintains a minimal inventory of items; most items are purchased for direct resale after an actual order is received from a customer. InterSource, under the terms of a wholesale broker license can only broker pharmaceuticals and cannot take possession of same. All pharmaceutical sales are done on a letter of credit basis payable at time of delivery.

         InterSource Marketplace - The Company estimates the marketplace for its InterSource division is the general medical equipment marketplace of approximately $100 billion annually. InterSource also operates in a limited way in the United States pharmaceutical marketplace. Both the new and used medical equipment and pharmaceutical industries are highly competitive. The Company is unaware of other entities engaged in a business purpose similar to that of InterSource. However, given the size and scope of the medical industry, the Company expects to encounter competition more than likely from companies with greater financial and marketing resources than TTL.

(4) TTL Manufacturing (formerly AMW Metal Fabricators Corporation (AMW)). On April 29, 1998, the Company acquired AMW in an exchange of common shares agreement in which the Company issued 500,000 unregistered common shares in exchange for 100% of the issued and outstanding common shares of AMW. AMW is a wholly owned subsidiary of Toups Technology and is been renamed as TTL Manufacturing.

         Manufacturing capabilities - The Company's manufacturing division incorporates state of the art custom metal fabrication and machining. The Company's metal fabrication capabilities allow TTL to build to print products for a wide range of industrial and business needs. With its in-house equipment, TTL can fabricate a wide range of material including stainless and carbon steel, aluminum, copper, titanium and incanel. TTL's machine stop is equipped to do prototype, customer or production work. TTL has the latest in CNC technology with A Hass Hl-4 30hp Lathe and a Haas VF-4 vertical milling center. The equipment is efficient for production runs and the Company also has several vertical mills, tooling lathes and drill presses. The following displays the more significant sheet metal and machining equipment now available at TTL's manufacturing plant in Largo, Florida.

                                                        Sheet Metal
                                                        (PICTURE OMITTED)




Accurshear NC controlled backstop with an accuracy to within .002" with a 1/4" capacity up to 10' sheets.





                                                        (PICTURE OMITTED)



     Accurpress a 3 asix CNC control, 175 ton with 3/8" capacity in 12' sheets











                                                        (PICTURE OMITTED)



     Trumatic 200 CNC Punch - Capable of punching and forming up to 3/16' carbon steel. Includes 17 tooling stations






                                                        (PICTURE OMITTED)



     M.G. Industries DNC 2.8. CNC High-definition Plasma cutter with a 3/8" capacity, a 6' X 12' cutting area and hypertherm 70 amp power source.





                                    Machining




                                                        (PICTURE OMITTED)


     Haas VF-4 Vertical Machining Center features a 20 station tool holder; 2-speed gear box; 250 feet-lbs of cutting torque; 20 hp spindle; dual 22 bit processors, and; travels 50"X20"X25."

                                                        (PICTURE OMITTED)


     Haas HL-4 CNC Lathe featuring 30 hp spindle; 14.5" turning diameter; 34" turning depth; 12 tooling stations; up to 5" bar capacity and a fully programmable tailstock.







     Various other machining equipment such as 3 vertical mills with DRO; 2 tool room lathes (1 with DRO); Geisholt turret lathe with 6 tool stations; 2 horizontal band saws; hyd-mech band saw with NC auto feed (12" X 12" cutting area)





                                                        (PICTURE OMITTED)





(5) AquaFuel(TM). The Company is the worldwide exclusive licensee for AquaFuel(TM). On the 3rd of November, 1997, the Company executed a world-wide exclusive license agreement to design, manufacture and sell or otherwise commercialize technology based on a series of United States patents, patents pending and trademarks, collectively known as "AquaFuel(TM)." The patents include (i) US Patent 5,435,274 titled Electric Power Generation Without Harmful Emissions dated July 25, 1995; (ii) US Patent 5,692,459 titled Pollution-Free Vehicle Operation dated December 2, 1997; (iii) US Patent 5,792,325 titled Electric Arc Material Processing System US Patent 5,826,548.

                                                        (PICTURE OMITTED)


         AquaFuel(TM) Technology - AquaFuel(TM) is a non-fossil combustible gas produced by an electric discharge of carbon arcs within distilled, fresh, salt or other types of water, thus being essentially composed of Hydrogen, Oxygen, Carbon and their compounds. AquaFuel(TM) is competitive with respect to Hydrogen for cost, easiness and rapidity of production and energy content. AquaFuel(TM) is manufactured using off-the-shelf equipment and requires no fossil fuel in any form. The materials used in the AquaFuel(TM) manufacturing process include water, carbon and an electric arc.

         AquaFuel(a) Research and Development - The Company has completed its first two scientific certification reports relating to AquaFuel(a). The certifications embody scientific measurements, observations and narrative compiled from a worldwide body of scientists, engineers, universities, laboratories and governmental agencies relating to the characteristics of AquaFuel(a). The conclusions of the research team leader Dr. Rugero Maria Santilli state:

         1 AquaFuel(a) is cost competitive, has dramatically less pollutant in the combustion exhaust, and can be more easily and safely produced and stored anywhere desired than any other combustible gas, even neglecting its free production as a by product of sewage recycling;

         2 In view of the above characteristics, AquaFuel is one of the best, if not the best fuel available at this writing for automotive and other uses on a world-wide basis, with particular reference to consumer, but also for municipal industrial and military applications.

         3 The AquaFuel process provides a basically novel method for recycling liquid waste which produces AquaFuel as a usable gas, water usable for irrigation and solids usable for fertilization;

         4 AquaFuel is an excellent gas for the production of electricity, particularly in the free form obtained from the recycling of liquid waste from cities and municipalities;

         5 Systematic scientific experimentation and theoretical studies have identified a number of anomalies in AquaFuel which are applicable to all other gases, thus permitting a new gas technology with implications and applications to the entire gas industry and consequentially vast, additional economic horizons.

         AquaFuel Commercialization - The Company is engaged in the construction of the first commercial-sized AquaFuel(TM) production unit. Delivery of the unit is scheduled for April, 1999. The device being constructed has been designed as a continuous run system in a hi-duty cycle mode. This AquaFuel(TM) commercial apparatus makes use of off-the-shelf proven electric arc technology with a pressurized gas production and collection system. The 3-phase-AC system will utilize 480V input voltage with an electrical load of 135KVA.

              A primary consideration in making AquaFuel(TM) commercially available is to develop sophisticated production equipment able to generate AquaFuel(TM) at prices competitive with fossil fuels. The AquaFuel(TM) production apparatus being constructed is estimated to produce in excess of 4,000 cubic feet of fuel per hour. More importantly, the electric arc technology allows for a dramatic reduction in the use of carbon which, together with water, comprise the main ingredients in the production of AquaFuel(TM).

         Significant AquaFuel Agreement - Dominican Republic-based Electric Utility Joint Venture. On December 16, 1998, the Company entered into a joint venture with Dominican Republic-based Comapnia de Luz y Fuerza de las Terrenas to construct and operate an AquaFuel(TM) facility to provide fuel for the production of electricity. Luz y Fuerza, headquartered in Santo Domingo, Dominican Republic, is a consortium of entities organized to privatize the delivery of electric power through the Dominican Republic. It is the country's only non-government electric utility, operating several power generation facilities. The Luz y Fuerza transmission lines provide electricity to four major urban areas.

              The TTL-Luz y Fuerza joint-venture estimates a 15-month schedule from feasibility study through fully operational output required to reach the AquaFuel production rate necessary to fulfill the agreement. The first significant equipment is scheduled to arrive in April, 1999 which will be able to generate AquaFuel at the minimum rate of 4,000 cubic-feet per hour (see above discussion relating to Commercialization).

(6) Electro-magnetic Tire Recycling Process ("ETR Process") The Company is the worldwide exclusive licensee for the ETR technology. On April 20, 1998, the Company acquired the worldwide exclusive license rights for the life of ETR patents pending. The Company has aided the inventor in filing for applicable patents.

                                                        (PICTURE OMITTED)


         The ETR Technology - The ETR Process was developed to recover the oil, steel and carbon black that were utilized in the manufacture of tires. The process is self-contained, using scrap tires as the feed-source, fed in through the ETR equipment as a means to reduce the tires to their basic elements. As a percent of weight, the by-products of each tire are 10% steel; 25% fuel gas; 25% petro-chemicals, and; 40% carbon black. The ETR technology reclaims these products which are then offered for sale.

              The ETR technology differentiates from competition because there are no emissions and, therefore, no residue from combustion. The ETR technology is further differentiated from competition in its modular design, which allows for a tire "plant" to be a single unit up through a full-scale, multi-unit plant.

         ETR Research and Development - The final commercial development of the ETR equipment will take a two-pronged path through (i) the fabrication of the actual ETR module and; (ii) a detailed analysis of materials resulting from the ETR equipment including carbon black, oils and petro-chemicals. The following discussion relates to the Company's testing program for end product viability. The ETR equipment reverts tires back to their original elements. The purpose of the Company's testing program is to determine the quality and character of the materials produced by the equipment such that a market demand determination can be made.

         As it relates to the gas, the Company is currently test BTU Composition, Btu content & physical properties of reformed "catalytic" or refinery type gases. This testing series describes the heating value of the gases, their physical properties and the composition of gases on a percentage basis. The importance of this test lies in the heating value (Btu content) of the gas which must be known to determine its value as a fuel and the types of equipment suitable for its use. The physical properties, molecular weight, density, specific gravity are considered important, base-line information. The Company is also conducting tests to determine concentrations of benzene and volatile sulfur compounds. The Company's ETR process produces over eight to ten gases which will be similarly tested.

         The Company's testing relating to the oil products produced from include physical characteristics such as specific gravity, flashpoint and carbon residue. The importance of these tests can be seen in comparing these with produces such as regular and low sulfur diesel fuels, special petroleum spirits, kerosene and grades 1 and 2 burner fuels. Other tests underway relating to the oil products include gross/net heat of combustion, possible sulfur content, cetane index and trace metals.

         The carbon black is the final series of products produced from the ETR equipment and is currently being tested for the typical physico-chemical properties of carbon produces including particle, size, weight, structure, iodine adsorption number, tint strength, DBP oil absorption, heat loss, ash content, pour density and stress. The tire project has purchased blenders, sieves and a shaker to determine the characteristics size and weight of the carbon products. Samples are separated two ways. The first is a "not force" separation. It identifies the percentage of each size mesh the carbon classifies to with no crushing effort. The second type of sizing utilizes the blenders, a roller, sieves and a shaker to process the carbon as finely as possible. This small scale operation mimics commercial carbon processing for particle size reduction. The sizing will determine proportions and consistency of the carbon black product.

         Commercial Scale-Up. The Company is now engaged in the construction of a 100-tire per hour module. The remainder of the components necessary for each ETR plant are standard, off-the-shelf equipment such as a shredder, gas and oil collection systems and storage tanks. TTL intends to commercialize its ETR technology through joint ventures, strategic alliances, and the direct sale of products and services.

(7) Precision Micro-Welding. TTL's Precision Micro-Welding division is the result of equipment acquired by the Company such as an Electron Beam Welder valued at $1,200,000 and the operational expertise of AMW Manufacturing. TTL's Precision Micro-Welding equipment and expertise supports the tool and die, plastic injection molding and other industries with welding requiring filler wire sizes from .005 to .020 inch in diameter.

              The Company's Precision Micro-Welding Division offers a total range of welding capabilities including inert gas or CO2, plasma, laser and electron beam welding processes. Welding provides the greatest junction strength. In a proper weld the joint will be as strong as the parent material--sometimes stronger.

              In welding, two metal sections are normally joined by bringing their surfaces into contact under high temperature, high pressure, or both, depending on the application. Although most welds are made between similar metals, different compatible metals may also be welded.

                                                        (PICTURE OMITTED)


              Electron Beam Welding provides solutions to many sophisticated welding problems by joining components with very precise, finely controlled, accelerated stream of electrons. With the Electron Beam process, the metallurgical characteristic and overall integrity of the most precision components are kept intact.

              A big advantage to the Electron Beam process is the low total energy input to the work piece. Conventional welding methods depend on thermal conductivity or on surface melting in order for the fusion to penetrate. The electron beam welder also offers these major advantages over alternative welding methods:

         o Welding highly reflective material (such as cooper) Electrons are a much more efficient form of energy than photons of light (use with lasers)
         o Versatility - From thin .001" to 2" deep penetration welds, EBW can satisfy the entire range with extraordinary control and repeatabley
          o inaccessible deep areas - Long focal distances allow welding in tight deep areas
          o Refractive materials. Electron Beam welding is conducted in a very high vacuum creating a fusion zone of vacuum melt quality that can yield over 95% strength of the base material.



Laser Welding. Light emerges from a laser in a narrow beam that can be focused down to less than 0.001 inch in diameter. Such concentrated beams are so powerful that they are used to drill tiny holes in diamonds, taking minutes where old methods took days. Ultra thin wires are also made by pulling metal through these holes. Laser light can then be used to weld these tiny wires.


                                                        (PICTURE OMITTED)




     2 Micro Tig Welding Stations. For Tig welding, the Company's welders use 75 power microscopes to produce high quality precision welds on all types of materials.



                                                        (PICTURE OMITTED)

              Arc welding uses the intense heat of an electrical arc generated when a high current flows between the base metal and an electrode. Temperatures of up to 7,000(degree)F (3,870(degree)C) are applied to melt the local base and filler materials. Shielded metal-arc welding uses electrodes made of a coated metal filler wire. The electrical arc breaks down the coating to provide a protective atmosphere that both stabilizes the arc and acts as a flux.

         Other precision welding support equipment at TTL includes:

              Weld Logic Pulsearc .10 to 100 amp range;

              Miller Aerowave CC, AC-DC 3-400 amp AC wave control;

              2 Secheroa Plasma Fix 50 E welders with Merrick Amptrack Micro 1-B computer and positioner

              2 Raytheon Yag Laser Welders

              Jec Laser engraver

              Vacuum welding chamber


(8) Tunnel Bat(TM) On July 1, 1998, the Company entered a worldwide exclusive license agreement with inventor Dave Richardson for the commercialization of the Tunnel Bat technology. The Company intends to apply for Tunnel Bat patent(s) on behalf of Mr. Richardson. The exclusive  ownership  of all  such  patents  shall  be  100%  with  Mr.
         Richardson and none with TTL. The Company will continue to commercialize the Tunnel Bat technology by virtue of its exclusive worldwide license.

                                                        (PICTURE OMITTED)

         Tunnel Bat technology. The Tunnel Bat technology refers to a vehicle specifically designed to mobilize the removal of silt, debris, vegetation, soil, rock, and other types of blockage from inside a box culvert. Box culverts relate to a sewer or drain running under a road or embankment. Invented by Dave Richardson in 1994, the Tunnel Bat vehicle represents a solution to the growing problem of removing blockage from box culverts.

                                                        (PICTURE OMITTED)


              Prior to the invention of the Tunnel Bat, box culverts were manually cleaned by crawling into the box culvert with a small wagon and shovel, filling the wagon with blockage, crawling back out to empty the wagon and then repeating the process until the box culvert was cleaned. In addition to being a slow and difficult manual process, many box culverts are found to have snakes and other creatures living among the blockage material, making it possibly unsafe for personnel.

                                                        (PICTURE OMITTED)


              The Tunnel Bat equipment is able to turn a slow, unpleasant job into a reliable, thorough professional approach to desilting box culverts. The equipment is fully mobilized, allowing for the maximum removal of blockage while providing a safe working environment. Toups Technology is unaware of any other product on the market that is designed to address the thousands of box culverts throughout the United States.

         Tunnel Bat development. The Company is now engineering final vehicle production model designs. During this time, the Licensor is operating two Tunnel Bat prototype vehicles in the course of cleaning box culverts under contract with the State of Florida through the Department of Transportation. The Company estimates the Tunnel Bat production model will be completed on or about June, 1999. Thereafter, the Company intends to offer the vehicle through its in-house sales department primarily to contractors and government municipalities.

(9) TTL Power Systems. During the third quarter, 1998, the Company entered a non-exclusive product representation agreement with Southwest Machine, a Missouri corporation ("manufacturer"). Under the terms of the non-exclusive agreement, the Company is to provide marketing, finance, sales and coordination and the manufacturer is provide its products at favorable prices. In the course of executing a proposed TTL Power Systems sale, the Company would contact and negotiate through the closing with prospective customer and then forward the order to the manufacturer. The manufacturer then produces and delivers the equipment to the end-user.

                                                        (PICTURE OMITTED)

       Power System features. The electric generators which the Company offers by virtue of its rep agreement features a system that can either synchronizes with the local utility or as act as a stand-alone source of power. The units can produce 120, 240, 480 or other specified voltage. The generators are designed to operate on almost any fuel including Natural Gas, raw wellhead gas, propane, diesel and each generator can be converted from running one fuel to another with a simple conversion kit. One 80 kilowatt generator will supply enough power for about five typical households and the units can be linked together for flexible power requirements and uninterrupted service during maintenance of individual units.

       Power System product line. By virtue of its rep agreement, the Company is able to offer Hercules Engine Generator Set complete with oil field skid and enclosure with paralleling switchgear in sizes which include a 130KW turbo and an 80KW non-turbo. In addition, the Company is able to offer the Engine Master diesel Engine Generator Set complete with oil field ski and enclosure with paralleling switchgear in sizes which include 25KW turbo and a 30KW nonturbo. While the 25KW turbo can run either on either a multi-fuel or gas while the 30KW is designed to operate on diesel fuel only.

     The  Company's   Marketplace.   In   determining   the  Company's   overall
marketplace, TTL has categorized its nine divisions as follows:

     In the case of the BORS Lift device, the Company operates in the oil field equipment segment of the manufacturing sector;

     In  the  case  of  Brounley  Engineering,   the  Company  operates  in  the
electronics segment of the manufacturing sector;

     In the case of InterSource HealthCare, the Company operates in the healthcare equipment segment of the healthcare sector;

     In the case of TTL Manufacturing, the Company operates in the metal fabrication segment of the manufacturing sector;

     In the case of AquaFuel, the Company operates in the alternative fuel segment of the energy sector;

     Further in the case of AquaFuel, the Company operates in the sale of equipment segment of the environmental sector;

     In the case of Precision Micro-Welding, the Company operates in the specialty-welding segment of the manufacturing sector;

     In the case of Tunnel Bat, the Company operates in the manufacture and sale of equipment segment of the manufacturing sector;

     In the case of Power Systems, the Company operates in the sale of equipment segment of the energy sector.

     Accordingly, the major market sectors within which the Company competes include Manufacturing, Healthcare, Energy and the Environment. The Company's various products and services are predominately at the market entry stage and as yet have not achieved any meaningful market share. Due to the novel nature of the BORS Lift, AquaFuel, ETR and Tunnel Bat technologies, coupled with the absence of significant sales to date, the Company is unable to provide meaningful competitive information.

     The only significant competitive factor of which management is aware at this time includes the per-barrel price of oil, which is currently at an all time low. While the Company believes this factor encourages the sales of its BORS Lift device, the current price of oil may preclude certain producers from having sufficient capital to purchase the Company's BORS Lift or, if purchased, may have difficulty maintaining payments. The Company intends to exercise prudent business judgements in granting any credit for the purchase of its BORS Lift device.

Manufacturing - The Manufacturing sector includes companies involved in all manner of manufacturing operations, from heavy machinery to hardware as well as companies involved in the wholesale distribution of these products. Among the companies covered are agricultural, construction and material handling machinery makers; machine tool, metal fabrication and flow control equipment companies; electrical equipment makers, packaging makers and rubber, plastic and glass products companies.

Healthcare . In 1997, the US annual expenditures on health products is estimated at $111 billion with US expenditures on drugs and other medical nondurables came to about $95 billion while spending for medical equipment such as eyeglasses, hearing aids, artificial limbs and wheelchairs cam to about $16 billion. Worldwide drug sales are rising at the rate of 8% -10% a year and medical device sales at 7% a year. In the international marketplace, US firms account for more than 40% of the $120 billion market for medical devices and more than 30% of the $265 billion pharmaceutical market. Medical products, the most diverse and fragmented segment of the health care market, include some 130,000 items -- everything from flimsy exam gowns and gauze to heart valves and sophisticated diagnostic equipment. The threat of AIDS and other infectious diseases has led to the increased use of protective equipment and disposable products, while the aging population has fueled growth in orthopedic an cardiovascular markets.

Energy. The US energy industry is estimated at $473 billion. About 85% of the energy we consume comes from three major sources: oil, which is #1 in terms of energy consumption; natural gas, #2; and coal, #3. The electric company uses much of these fuels, and with good reason: close to 100% of US homes and businesses are wired for electricity. The oil industry, composed of integrated oil companies and oil field equipment and services companies, as well as pipelines, refineries, and resellers, produces the crude oil that is converted to gasoline, heating fuel, jet fuels and more.

Environment . The Environmental Equipment and Services industry is estimated at $150 billion annual revenues with annual growth estimated at 5%. The predominantly small environmental firms purify air and water, cart away wastes, and clean up toxic dumping grounds, often according to plans conceived by engineering consulting firms. In genera, environmental technologies are classified four ways: monitoring and assessment to detect pollutants and indicate the environment's condition; control of hazardous substances before they enter the environment; "remediation' to detoxify hazardous substances after they enter the environment; and restoration of already polluted ecosystems. A 1990 EPA report estimated that in the year 2000, the annual cost of EPA regulations, including the costs of compliance and going through the regulatory process, would be approximately 2.8% of the gross national product.

Item 2            Description of Property

     The Company's headquarters and manufacturing facility occupies approximately 50,000 (fifty-thousand) square-feet within the 96-acre Pinellas Science Technology and Research Center ("STAR Center") located at 7887 Bryan Diary Road, Largo, Florida.

     Formerly used by Lockheed Martin Specialty Components, Inc. as a provider for the Department of Energy ("DOE"), the STAR Center has been converted into a technology incubator for engineering firms and specialty manufacturers. The STAR Center is a 739,873 square-foot complex, comprised of 17 separate buildings; a 150,000 square-foot, 16-foot high bay manufacturing area, and approximately 100 separate areas, including laboratories, production space and offices.

     The Company also maintains a 10,000 square-foot facility wherein is housed its AquaFuel(a) division. The Company also maintains an engineering, installation and field service office in Claremore, Oklahoma and a national sales office in Garden City, Kansas relating to its BORS device.

     The Company does not invest in real estate or real estate mortgages, nor does the Company invest in the securities of or interests in persons primarily engaged in real estate activities.

Item 3            Legal Proceedings

     The Company is not subject to any legal proceedings. The Company is unaware of any governmental authority that is contemplating any procedure to which the Company is a participant.

     The Company was recently served with notice relating to an alleged conflict between the various patents underlying TTL's AquaFuel technology and patents held in the name of Wilbur Dammann and David Wallman. Counsel to the Company has since opined that the allegations are without legal merit. However, due to the importance of AquaFuel to the Company's business purpose, the following discussion is provided.

     On November 25, 1998, the Company was served with an Infringement Notice by Counsel representing Messrs. Wilbur A. Dammann and W. David Wallman as inventors relating to U. S. patents 5,159,900 Method and Means of Generating Gas from Water for Use As A Fuel issued November 3, 1992 and 5,417,817 Biomass Gasification Process and Apparatus issued May 23, 1995 (collectively "Dammann and Wallman Patents).

     The November 25, 1998 Infringement Notice alleged the commercialization of technology based on US Patents 5,435,274 and 5,692,459 and other associated patents and trademarks (collectively the "AquaFuel Patents") would infringe on the Dammann and Wallman Patents. By inference, the November 25, 1998 Infringement Notice further alleges that parts of the AquaFuel Patents are based on a practice which is in the public domain as such practice is based on US Patent 603,058 issued April 26, 1898 in the names of Hillary Eldridge, Daniel Johnson Clark and Sylvain Blum (the "Eldridge Patent").

     The Infringement Notice further alleged the Company had failed to cite these matters in its Internet home page and in official filings submitted to the Securities and Exchange Commission.

     At the time the Infringement Notice was received, the Company was actively engaged in license negotiations relating to the Dammonn and Wallman Patents. Messrs. Dammonn and Wallman had neglected to inform their counsel of active license negotiations prior to serving the Infringement Notice. Upon notification of on-going negotiations, on December 9, 1998, counsel to Messrs. Dammonn and Wallman withdrew their charge of infringement.

     The Company subsequently proposed a license agreement relating to the Dammonn and Wallman Patents which was rejected in a January 8, 1999, two-page, seventeen point writing (the "Rejection Letter").

     Throughout the Rejection Letter, Dammonn and Wallman state that TTL should terminate its world-wide exclusive agreements relating to AquaFuel and that the Company should execute a non-exclusive, relatively short-term agreement with Dammonn and Wallman. Further, the Dammonn and Wallman rejection letter directed TTL to pay anywhere from $750,000 to $2,000,000 for the short-term, non-exclusive license agreement.

     Upon receipt of these materials, the Company engaged its patent counsel to conduct an in-depth review of the three patents underlying the AquaFuel technology which are in the name of William Richardson, Jr., the two Dammann and Wallman Patents and the Eldridge Patent. Further, the Company conducted a thorough review of all materials posted on the Company's Internet home page and in all documents filed with the Securities and Exchange Commission.

     At the conclusion of this investigation, on January 26, 1999, the Company responded to Dammann and Wallman stating the following:

1. The Dammann and Wallman claims to patent priority were "without legal merit.";

2. The Dammann and Wallman statements to members of the financial community were based on false assumptions and were potentially damaging to TTL;

3. That any claims of misrepresenting information in the Company's official security filings should be immediately brought forth;

4. That in legal fact, the Dammann and Wallman patents are subordinate to the AquaFuel Patents and that any commercialization of their technology would result in a cease and desist order from TTL;

5. The Company's WAFT agreement (the Company's AquaFuel license agreement is with WAFT Partners) requires TTL pay quarterly advance royalty fees. After receipt of the Rejection Letter, TTL paid all advance royalty fees through 1999. TTL further notified WAFT Partners of the Company's intent to continue the agreement for the next three-year period beginning January 1, 1999.

     Summary of TTL's patent counsel Opinion relating to a review of the AquaFuel, Dammann and Wallman and Eldridge Patents:

     "It is my opinion that neither of the Dammann patents is of concern to the present technical efforts of TTL." As it relates to the assertion that the AquaFuel patents cannot be practiced without infringing on the Dammann and Wallman Patents, TTL's counsel indicated this "made no sense." The assertion that the AquaFuel Patents cannot be enforced, TTL's counsel states "These comments are without legal merit." As it relates to the assertion that the AquaFuel patent owner failed to cite the Eldridge or Dammonn and Wallman
Patents, TTL's counsel reports "the public records in the file wrappers of the first two Richardson (AquaFuel) Patents show that Dammonn 1 was cited by the Examiner against Richardson 1 and 2 and were found to be patentable thereover."

     The Company has engaged additional patent counsel whom is preparing an affidavit of testimony relating to these matters. The following pictorial reflects the time-frames involved and provides certain pertinent notes relating to the AquaFuel and Dammann and Wallman Patents:

1.     According  to  WAFT  Partnership  patent  counsel,   Richardson's  patent
       priority over Dammann and Wallman was established by virtue of 1989 disclosure of invention to Florida for funding.

                                (PICTURE OMITTED)

2. Dammann executes a Statutory Disclaimer relating to claims 1, 2 and 3 of original Dammann Patent 1. According to WAFT Partnership patent counsel, "Hence, Dammann having admitted on the record that he never was the first inventor of his first claimed embodiment."

3. In correspondence setting forth reasons for allowing certain claims made in AquaFuel Patent 2, the Patent Office Examiner states: "The following is an examiner's statement of reasons for allowance: The 35 USC 102(b) rejection of claims 1, 6, 8, 11-14, 22 and 23 has been withdrawn because, as a result of the evidence of the disclaimer of claims 1-3 by Dammann, that patent no longer claims the rejected invention and therefore the Rule 131 Declaration is considered sufficient to overcome the rejection.

Item 4            Submission of Matters to a Vote of Security Holders

                  None.

                                     PART II

Item 5            Market for Common Equity and Related Stockholder Matters

     Since activation of operations in November, 1997, the Company has provided for its venture funding requirements through sales of its securities at prices ranging from $0.62 to $1.25 per share. As a result of these sales, the Company issued securities to various persons and firms and all such securities were acquired directly from the Company in transactions not involving any public offering. All securities were sold in reliance on Section 4(2) of the Securities Act of 1933. All purchasers executed a Subscription Agreement indicating they have such knowledge and experience in financial and business matters that either alone or with a purchasers representative, are capable of evaluating the merits and risks of the investment.

     The Company has not relied on an underwriter or similar person in the course of selling its securities or the subsequent trading thereof. The Company has made use of its securities counsel, independent auditor and independent transfer agent as needed. As a part of its Private Placement Memorandum used by the Company for the initial sale of its securities during late 1997, TTL undertook certain specific steps necessary to effect a public trading market. The following relates to the tasks completed, which relate to the Company's undertakings assured in the initial sales of its securities.

1. Immediately upon completion of the Company's initial Private Placement pursuant to Rule 504 of Regulation D, the Company submitted three simultaneous applications:

       (i) Form 10SB12G which is submitted to the Securities and Exchange Commission. A registration of securities on this form obligates the Company to provide existing and prospective shareholders with certain information. A part of these requirements obligate the Company to provide existing and prospective shareholders quarterly financial statements prepared by management and an annual financial audit prepared by independent auditors. The SEC declared the Company's Form 10SB12G effective June, 1998.

       (ii) An application was made with Standard and Poors Corporation Records and as of April, 1998, the Company has been listed on page 8153 under the heading Company Descriptions in Standard & Poor's Cooperation Records.

       (iii) A Form 15c2-11 was filed with the National Association of Securities Dealers through the Company's initial Market Maker. During June, 1998, the Company's securities were cleared for trading through the NASD OTC Marketplace. Quotations on the OTCBB reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

2. During October, 1998, the Company filed a securities registration on Form SB-2 with the Securities and Exchange Commission relating to shares sold exclusively to accredited investors in reliance on Regulation D, Rule 506.

     Since June 16, 1998, the date when the Company's shares began trading, the Company's per share price has ranged from $1.375 to $3.00 and has predominately traded at an average of $2.00 per share. Throughout this period from June, 1998 through the date of this filing, the Company's has traded an average of approximately 60,000 shares daily.

     As of  December  30,  1998,  Company had in excess of 700  Shareholders  of
Record.

     In order to allow for its current year capital needs, during the first quarter 1999, the Company completed the sale of $1,500,000 of its Subordinated Convertible Notes to The Augustine Fund (the "Augustine Notes") and the sale of $750,000 of its Series A 7% Convertible Preferred Stock to The Shaar Fund (the "Shaar Preferred"). Both placements were conducted to provide for capital expenses estimated to occur throughout 1999.

     The Augustine Notes. On February 17, 1999, the Company executed a series of agreements with Augustine Capital Group ("Augustine") relating to the purchase by Augustine of $1,500,000 of TTL's Series 1999-A Eight Percent (8%) Covertible Notes (the "Notes") and the issuance of Warrants and registration rights relating thereto. On that same date, Augustine delivered $750,000 to TTL and is obligated to deliver a second $750,000 30 days following the registration of the shares underlying the Notes. There were no brokers, promoters, underwriters or similar persons associated with this transaction. Closing fees of $10,000 were paid (i) to Augustine counsel and (ii) third party counsel whom acted as Escrow Agent. A more detailed summary of the Series 1999-A Eight Percent (8%) Convertible Note due January 1, 2002 and the warrants and registrations rights provided in connection therewith immediately follows

     The Shaar Preferred. On March 30, 1999, the Company executed a series of agreements and amended its articles of incorporation in order to complete the placement of $750,000 of its Series A 7% Preferred Stock with The Shaar Fund. Under the terms of the Series A Preferred Stock, the holder may convert at 105% of the closing price (the "Closing Price" was fixed at $2.10 on March 30, 1999) anytime up to 90 days after issuance; 85% of the closing price anytime between 91 days and 119 days following closing; 80% of the closing price anytime between 120 and 149 days following closing, or; 75% anytime after 150 days following the closing date. The Company also issued 93,750 warrants exercisable at $2.40 per share in connection with the sale of Preferred Stock and granted certain registration rights. The Company paid a finders fee of 8% or $60,000 plus 50,000 Warrants allowing for the purchase of the Company's securities at 120% of the closing bid price at time of exercise. A more detailed summary of the Series A - 7% Convertible Preferred Stock and the warrants and registrations rights provided in connection therewith immediately follows this section.

Series 1999-A Eight Percent (8%) Convertible Note due January 1, 2002

     The Company shall repay to Augustine the principal sum of $750,000 on January 1, 2002 (Maturity Date) and interest on the principal sum outstanding at the rate of 8% per annum due quarterly in arrears on March 31, June 30 , September 30 and December 31 of each year during the term of the Note. The first such interest payment is due June 30, 1999. The Notes may be exchangable in amounts of $50,000 or greater. Conversions of the Note must be effected in increments of at least $10,000 of principal amount.

     Augustine may convert the face amount of the Note at any time commencing the earlier of (i) the date the Registration Statement relating to the shares underlying the Note becomes effective, or; (ii) the date which is ninety (90) days after February 17, 1999 (date of Note). Accordingly, the Conversion date would be approximately May 17, 1999.

     The per share price at which Augustine may convert the Note is the lesser of: (i) 100% of the lowest closing bid price per share during the five days preceeding the Closing Date (this price per share has been fixed at $1.78125 (1 & 25/32) per share. Accordingly, should Augustine select method (i) for the conversion rate of their principal amount, they would be entitled to 421,053 Toups Technology common shares); or (ii) 80% of the lowest closing bid price per share during the five days preceeding the conversion date.

     The Company may, at its option, redeem the Note at any time in an amount equal to 125% of the face amount of the portion of the Note remaining plus interest at the time of such redemption.

     In keeping with the intent of the parties, the Company shall register 421,053 common shares relating to the first closing and 421,053 common shares in anticipation of the second closing. At this time, the estimated number of registered common shares necessary for the full conversion of the principal amount of the notes is 842,106 common shares.

Warrants in connection with the Augustine Notes

     As a part of sale the Augutine Notes, the Company provided 150,000 Warrants wherein each such Warrant entitles the holder thereof to purchase the Company's common stock at the rate of 110% of the closing bid price for the Common Stock on the date of such Closing (the closing bid price for the Company's common shares on February 17, 1999 was $2.00. Accordingly, the exercise price for the Warrants relating to the first Closing is $2.20 per share making the full exercise price of the 125,000 Warrants delivered in connection with the first Closing $275,000).

Registration Rights  in connection with the Augustine Notes

     As a part of its Augustine agreements, the Company granted certain registration rights which, in effect, require TTL to amend its current pre-effective SB-2 Registration Statement to include the total estimated number of shares available for conversion of the Notes and exercise of the Warrants.

Series A 7% Convertible Preferred Stock

On March 30, 1999, the Company executed a series of agreements and amended its artciles of incorporation in order to complete the placement of $750,000 of its Series A 7% Preferred Stock with The Shaar Fund. Under the terms of the Series A Preferred Stock, the holder may convert at 105% of the closing price anytime up to 90 days after issuance; 85% of the closing price anytime between 91 days and 119 days following closing; 80% of the closing price anytime between 120 and 149 days following closing, or; 75% anytime after 150 days following the closing date. The Company also issued 93,750 warrants exercisable at $2.40 per share in connection with the sale of Preferred Stock and granted certain registration rights. The Company paid a finders fee of 8% or $60,000 plus 50,000 Warrants allowing for the purchase of the Company's securities at 120% of the closing bid price at time of exercise.

Warrants issued in connection with the Series A 7% Convertible Preferred Stock

     As a part of the sale of its Series A 7% Convertible Preferred Stock, the Company also issued 93,750 Warrants providing the holder the right to acquire the Company's common stock at a price equal to 120% of the market price on the closing date. The Warrants may be exercised anytime up through March 30, 2004. The exercise price of the warrants issued in connection with the sale of Series A 7% Convertible Preferred Shares is $2.40 per share. As a further part of the sale of the Series A 7% Convertible Preferred Shares, the Company 50,000 warrants as a part of a finders fee. The finder's warrants are identical in all respects to the warrants issued to the holder of the Series A 7% Convertible Preferred Shares.

Registration  rights in connestion  with the Series A 7%  Convertible  Preferred
Stock

     As a part of its Shaar Fund agreements, the Company granted certain registration rights which, in effect, require TTL to amend its current pre-effective SB-2 Registration Statement to include the total estimated number of shares available for conversion of the Preferred Stock and exercise of the Warrants including those Warrants issued to the finder.

Other shareholder matters

     Holders of the Company's Common Stock are entitled to dividends when, as and if declared by the Board of Directors, out of funds legally available therefore. The Company does not anticipate the declaration or payment of any dividends in the foreseeable future.

     The Company intends to retain earnings, if any, to finance the development and expansion of its business. Future dividend policy will be subject to the discretion of the Board of Directors and will be contingent upon future earnings, if any. Other factors regarding the payment of dividends include the Company's financial condition, capital requirements, general business conditions and other, similar matters. Therefore, there can be no assurance that any dividends of any kind will ever be paid.

     The Company's registrar and transfer agent is Continental Stock Transfer &Trust Company.

Item 6   Management's Discussion and Analysis or Plan of Operation.

           Results of Operations for the Year Ended December 31, 1998

     The following discussion and analysis should be read in conjunction with the financial statements and related notes, as well as the discussion in the Form 10-KSB, which provide additional information concerning the Company's financial activities and condition.

Overview:

     Toups Technology Licensing, Incorporated ("TTL" or "The Company) business purpose is commercializing late-stage technologies, which are acquired through license agreements and acquisitions. The Company's technologies and acquisitions to date are in the energy, environmental, natural resource and healthcare market segments. At the end of 1998, the Company was comprised of nine divisions, six of which earned revenues during 1998.

Results of Operations

Fiscal Year Ended December 31, 1998, Compared to Fiscal Year Ended December 31, 1997

     Sales for 1998 were $3,132,001, an increase of $1,935,832 or 62% from $1,196,169 in 1997. The increase in revenues was attributable to the market launch and acceptance of the Company's BORS Lift units during the Fourth Quarter of 1998, as well as sales growth in the TTL Manufacturing division, formerly Advanced Micro-Welding, Inc. ("AMW"), and Brounley Associates, Inc. ("Brounley"), a wholly-owned subsidiary of TTL. AMW and Brounley were two acquisitions accounted for as a pooling of interest by TTL during April and October 1998, respectively. Since TTL did not commence operations until November 1997, figures for the year ended December 31, 1997, reflect less than a full year's transactions (subsidiaries accounted for by the pooling of interest method reflect the full year's transactions for the year ended December 31,
1997). The Company's third acquisition, InterSource Health Care, Inc. ("InterSource"), was accounted for by the purchase method of accounting for a business combination. Accordingly, the accompanying statements do not reflect revenues or expenses related to the acquisition prior to the closing date of November 30, 1998.

     Gross profit for 1998 was $1,147,071 or 37% of revenues, which was up from $373,799 or 31% of revenues for 1997. The increase in gross profit as a percentage of revenues in 1998 was the result the strong profit margin of the in-house manufactured BORS Lift.

     The Company's selling, general and administrative (SG&A) expenses of $3,276,932 were comprised of development expenses, salaries, consulting services, and other operating costs in 1998, up from $315,893 during 1997. As a percentage of revenues, SG&A increased to 105% in 1998 up from 26% in 1997. SG&A expenses increased in 1998 to support further technology development, new product introductions and future business expansion. In 1998, $728,351 or 33% of SG&A expenses were non-cash expenses paid for through capital stock issued for services to further the Company's technologies.

     The Company incurred increased personnel expenses and development costs to build its infrastructure, assembling a team of engineers, scientists and other professionals, and prepare its technologies for market applications. During
1998, the Company completed its independent testing for AquaFuel market applications and scalability results including its first production-unit contract for the Dominican Republic. In addition, the Company completed field tests of BORS Lifts and began full-scale production placing 100 units in the field, developed applications for its tire recycling process technology, completed design for and began production of Tunnel-Bat units, completed the acquisition of AMW, Brounley and InterSource and furthered discussions with potential acquisition candidates, as well as candidates for technology licenses that fit with the Company's business purpose.

     As a result of these activities, the Company had a 1998 operating loss of $2,129,861, a decrease from an operating profit of $57,906 for 1997.

     Net interest expense for 1998 was $14,373, up from $664 in 1997. Interest expense related to borrowings of wholly-owned subsidiaries prior to acquisition.

Liquidity and Capital Resources

     Net cash used by operating activities of $2,422,529 related primarily to the Company's operating loss and the increase in accounts receivable and inventories from BORS lifts sales in the fourth quarter of 1998. The Company, however, had a net working capital surplus of $1,545,580 at year end, an increase of $1,331,762 from December 31, 1997. The increase in working capital was principally the result of an increase in accounts receivable resulting from Fourth Quarter BORS Lift sales and financing activities through the issuance of $3.8 million in common stock through private equity offerings. At December 31, 1998 the Company had $5,312,840 in assets and $3,360,798 in stockholders' equity up from $562,054 and $256,484 respectively at December 31, 1997.

     As of December 31, 1998, the Company had $49,574 drawn on a $50,000 bank line of credit for InterSource and $388,237 in capital leases for TTL Manufacturing. The Company had no other bank financing or other debt obligations outstanding other than trade payables, accrued expenses, and other expenses due during the normal course of business.

     Through the acquisitions of AMW, Brounley and InterSource the Company has significant production capabilities available without the requirement for large plant and equipment capital expenditures. The InterSource acquisition added in excess of $2 million in fair market value of equipment purchased and refurbished by InterSource under its facility lease. The equipment remained from the facility's former tenant, a large defense contractor, and included computers, milling equipment, lathes, shelving and storage units, precision welding equipment and other production machinery. InterSource held this equipment for resale but TTL has chosen to maximize the equipment through internal utilization. This equipment combined with AMW's, Brounley's and InterSource's technical resources will allow TTL to fully utilize its development and production capabilities 1999.

     The Company has also completed agreements for two financing offerings subsequent to year end for a total of $2,250,000. The financings are structured as $1,500,000 subordinated convertible Note and $750,000 convertible preferred stock. The proceeds of the sale of these offerings are available for capital expenditures related to technology development costs, future acquisitions, working capital, and general corporate purposes.

     The Company believes its existing cash, together with projected cash flows from operations and the availability of future equity and/or offerings, will be sufficient to meet the Company's cash requirements in 1999.

Forward Looking Statements

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management's estimates, assumptions, and projections. Major factors that could cause results to differ materially from those expected by management include, but are not limited to: the timing and nature of independent test results; the nature of changes in laws and regulations that govern various aspects of the Company's business; retention and productivity of key employees; the availability of acquisition candidates and proprietary technologies at purchase prices the Company believes to be a fair market; the direction and success of competitors; management retention; and unanticipated market changes.

Year 2000 Compliance

     The Company has completed a prelimanary assessment concerning Year 2000 issues and has determined that its technologies, manufacturing factilites and internal operatins will not be impacted or affected. The Company made no material expenditures in 1998 with regard to Year 2000 issues and anticipates that expenditures in 1999 will have no material effect to its results of operations and capital resources. In addition, the Company's stock transfer agent, Continental Stock Transfer % Trust Company, has been certified as Y2K compliant







               THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK

Item 7            Financial Statements

                        TOUPS TECHNOLOGY LICENSING, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997

                                                                   1997
                                                           1998   (Note 2)
                                                           ----    --------

                                     ASSETS

Current assets:
   Cash                                                $772,080    $104,580
   Accounts receivalbe - trade (net of allowance
     of $74,237 and $5,000, respectively)             1,768,999      88,384
   Inventory                                            542,555     237,682
   Prepaid royalties                                     89,000      11,000
   Other current assets                                   2,776         800
                                                    -----------    --------

       Total current assets                           3,175,510     442,446
                                                    -----------     -------

Property, plant and equipment:
   Property, plant and equipment                      2,170,072     174,488
   Less:  Accumulated depreciation and amortization     152,159      65,775
                                                     ----------    --------

       Net property, plant and equipment              2,017,913     107,713
                                                     ----------    --------

Other assets:
   Security deposits                                     31,932       5,000
   Related party receivables                             87,485           0
   Other assets                                               -       5,895
                                                       --------      ------

       Total other assets                               119,417      10,895
                                                     ---------      --------
       Total assets                                  $5,312,840     $562,054
                                                     ==========     ========



  See Auditor's Report and accompanying financial statements and Notes thereto

                        TOUPS TECHNOLOGY LICENSING, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997

                                                                         1997
                                                                1998   (Note 2)
                                                                ----   -------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued expenses                   $1,391,826  $109,748
   Royalties payable                                           42,843
   Income taxes payable                                        40,562         -
   Deposits                                                    39,000    73,540
   Current portion of notes payable - stockholder                   -    15,325
   Current poriton of capital lease obligations                66,125    24,324
   Line of credit                                              49,574         -
   Other current liabilities                                        -     5,691
                                                             ------   ---------

     Total current liabilities                              1,629,930   228,628
                                                          -----------   -------

Long-term debt:
   Capital lease obligation, net of current portion           322,112    49,452
   Notes payable - stockholder, less current portion                -    27,490
                                                             --------   -------

     Total long-term debt                                     322,112    76,942
                                                            ---------  --------

     Total liabilities                                      1,952,042   305,570
                                                           ----------   -------

Stockholders' equity:
   Capital stock                                               22,217    10,030
   Additional paid-in capital                               5,484,950   197,237
   Retained earnings (deficit)                             (2,146,369)   49,217
                                                           -----------   ------

     Total stockholders' equity                             3,360,798   256,484
                                                           ----------   -------

     Total liabilities and stockholders' equity            $5,312,840  $562,054
                                                          ===========  ========



  See Auditor's Report and accompanying financial statements and Notes thereto

                        TOUPS TECHNOLOGY LICENSING, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the years ended December 31, 1998 and 1997

                                                                     1997
                                                       1998        (Note 2)
                                                       ----        --------


Revenue                                              $3,132,001      $1,196,169

Cost of goods sold                                    1,984,930         822,370
                                                     -----------     ----------

Gross profit                                           1,147,071        373,799

General and administrative expenses                    3,276,932        315,893
                                                       ----------     ---------

Total operating earnings (deficit)                    (2,129,861)        57,906

Other income (expense):
Interest income                                            6,861            543
Interest expense                                         (21,234)       (1,207)
Other income                                                   -           155
Other expense                                                  -          (325)
                                                       -----------     --------

Total other income (expenses)                             (14,373)        (834)
                                                        ----------    ---------

Earnings (deficit) before income taxes                  (2,144,234)      57,072

Income taxes                                                43,760        7,971
                                                         ----------   ---------

Net income (loss)                                      $(2,187,994)    $ 49,101
                                                       ===========     ========

Weighted average number of
shares outstanding                                      12,167,182    9,781,751

Net income (loss) per share                             $    (0.18)   $   0.005
                                                       ============    ========



  See Auditor's Report and accompanying financial statements and Notes thereto

                        TOUPS TECHNOLOGY LICENSING, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the years ended Decmeber 31, 1998 and 1997

                                                                       1997
                                                            1998     (Note 2)
                                                            ----     --------

Cash flows from operating activities:
   Net income (loss)                                    $(2,187,994)  $  49,101
   Adjustments to reconcile net income (loss) to
     net cash provided (used by operating activities:
       (Gain) loss on sale of assets                               -      (155)
       Depreciation and amortization expense                  81,634     21,840
       Bad debt expense                                       76,312      5,000
       Capital stock issued for services                     728,351      8,470
       (Increase) decrease in accounts receivable         (1,656,051)  (11,933)
       (Increase) decrease in inventory                     (291,042)  (54,403)
       (Increase) decrease in other current assets            (1,976)        -
       (Increase) decrease in security deposits              26,932)   (5,000)
       (Increase) decrease prepaid royalties                 (78,000)  (11,000)
       (Increase) decrease in other assets                     5,895    (5,195)
       (Increase) decrease in accounts payable               565,382     56,334
       (Increase) decrease in royalties payable               42,843          -
       (Increase) decrease accrued expenses                  350,218         74
       (Increase) decrease in income taxes payable            40,562          -
       (Increase) decrease in other current liabilities      (71,731)         -
                                                            ---------   -------

       Net cash provided (used) by operating activities    (2,422,529)   53,133

Cash flows from investing activities:
   Acquisition of cash from investing                           3,715         -
   Acquisiton of property, plant and equipment               (507,047) (15,690)
   Proceeds from sale of equipment                                  -       750
   Loans to related party                                     (18,428)       -
   Loans to subsidiary prior to acquisition                  (164,297)       -
                                                            ----------   ------

       Net cash used by investing activities                 (686,057) (14,940)



  See Auditor's Report and accompanying financial statements and Notes thereto

                        TOUPS TECHNOLOGY LICENSING, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the years ended Decmeber 31, 1998 and 1997

                                                                        1997
                                                             1998      (Note 2)
                                                             ----      --------


Cash flows from financing activities:
   Distributions to stockholders                           (7,592)     (41,527)
   Proceeds from the sale of capital stock              3,850,278      100,000
   Principal repayments on notes payable - stockholder    (11,215)      (4,685)
   Proceeds from line of credit                             4,600            -
   Repayments on line of credit                            (4,600)           -
   Principal repayments on capital lease obligations      (55,385)      (4,197)
   Purchase of treasury stock                                   -      (29,000)
                                                          ---------     -------

       Net cash provided by financing activities         3,776,086       20,591
                                                         ----------    --------

Net increase in cash                                       667,500        8,784

Cash, beginning of year                                    104,580       45,796
                                                          ---------     -------

Cash, end of year                                         $772,080     $104,580
                                                          =========    ========

Supplemental Cash Flow Disclosures:
Cash paid for interest                                      $21,234    $  3,110
Cash paid for income taxes                                 $ 11,967    $  4,481



  See Auditor's Report and accompanying financial statements and Notes thereto

                        TOUPS TECHNOLOGY LICENSING, INC.
                                AND SUBSIDIARIES

                 CONSOLIATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  For the year ended December 31, 1998 and 1997

                                    Common    Additional    Retained
                         Number      Stock      Paid-In     Earnings
                        Of Shares   (At Par)   Capital      (Deficit)   Total


Balance
December 31, 1996
(Note 2)                1,400,000    $1,400     $97,397      $41,643   $140,440
Issuance of common
   stock upon
   inception            8,250,000     8,250           0            0      8,250
Stock Issued for:
   Services               100,000       100           -            -        100
   Cash                   160,000       160      99,840            -    100,000
   Rent                   120,000       120           -            -        120
Net income  (loss) for
   the year ended
   December 31, 1997            -         -           -       49,101     49,101
Distributions       to
   shareholders                 -         -           -      (41,527)  (41,527)
                         --------    ------     -------      --------   -------
Balance,  December 31,
   1997 (Note 2)       10,030,000    10,030     197,237       49,217    256,484
Stock issued for:
   Services             5,602,697     5,603     722,748            -    728,351
   Cash                 5,381,361     5,361   3,844,897            -  3,850,278
   Acquisitions         1,203,241     1,203     688,468            -    689,671
Cancellation  of  note
   payable-stockholder          -         -      31,600            -     31,600
Net income  (loss) for
   the   year    ended
   December 31, 1998            -         -           -  (2,187,994)(2,187,994)
Distributions       to
   shareholders                 -         -           -      (7,592)    (7,592)
                          -------    ------      ------   ---------- ----------
Balance,  Decemeber 31,
   1998                22,217,299   $22,217  $5,484,950 $(2,146,369) $3,360,798
                       ==========   =======  ========== ============ ==========


  See Auditor's Report and accompanying financial statements and Notes thereto

Item 8 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     The Company has never had any disagreement with its independent auditors or its accountants.

                                    PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     The following Directors and Executive Officers have served in their respective capacities since July 28, 1997 (date of inception). The Directors were re-elected for the current term at a Meeting of Shareholders conducted January 5, 1998. All three individuals have been nominated and have accepted to serve as Directors for the coming fiscal year. None of the Directors hold similar positions in any other reporting company. The Company intends to conduct its next election of Directors at its Annual Meeting of Shareholders.

     Chairman of the Board of Directors,  President and Chief Executive Officer:
Leon H. Toups (60). Mr. Toups' past professional experiences include, from 1980 to present, that of President and Chairman of the Board of Directors of DMV, Inc., Clearwater, Florida. Prior thereto, from 1973 to 1980, Mr. Toups served as President and Chief Operating Officer, as a Member, of the Board of Directors and as a Member of the Executive Committee of Chromalloy American Corporation, St. Louis, Missouri, and as President of Chromalloy Natural Resources Company, Houma, Louisiana. Chromalloy American was an international conglomerate with sales of approximately $2.0 billion, which employed 45,000 people worldwide and traded its capital stock on the New York Stock Exchange. Mr. Toups holds the following degrees: MS Aerospace Engineering, University of Florida; M.S. Mechanical Engineering, Georgia Tech; BS Mechanical Engineering, Georgia Tech. From 1968 to 1969, Mr. Toups attended MIT on a NASA Hugh Dryden Fellowship.

     Director,  Corporate  Secretary and Executive Vice  President:  Mark Clancy
(43).  Mr.  Clancy's past business  experiences  include:  from 1993 to present:
Compliance Officer, DMV, Inc., Largo, Florida; 1996 to present: President, Total Kids, Incorporated, Tampa, Florida. Prior thereto, Mr. Clancy served as General Sales Manager of WRCC FM Radio, Cape Coral, Florida, and as Sales Consultant to WIZD FM Radio, West Palm Beach, Florida. Mr. Clancy holds an AA from Hillsborough Community College, Tampa, Florida and currently attends the University of South Florida.

     Director, Vice-President, Finance, Chief Financial Officer: Michael P. Toups (33). Mr. Toups' past professional experiences include, from 1996 to present: a Director and Vice-President, Finance for InterSource Health Care, Inc., Clearwater, Florida; 1992 through the present: Vice-President, Finance and Operations, DMV, Inc., Clearwater, Florida. Mr. Toups holds an MBA, University of Notre Dame with concentrations in finance and marketing and a BA degree in Business Administration from Texas Christian University.

     The  Company's  Chief  Financial  Officer,  Vice  President,   Finance  and
Director, Michael Toups, is the son of the Company's President, Chief Executive Officer and Chairman of the Board of Directors, Leon H. Toups.

Item 10  Executive Compensation

     The following table sets forth information respecting the compensation paid during the Company's last fiscal year to the President and Chief Executive Officer (CEO) and to the other executive officers of the Company. The Company does not compensate its Directors for the services.

Compensation Table

                                     Annual           Long-Term
                                  Compensation       Compensation
(a)                     (b)      (c)         (d)          (e)
                                                      Restricted
Name and              Fiscal                             Stock        Total
Principal Position     Year    Salary($)    Bonus($)    Award(s)   Compensation

Leon H. Toups           1998     $63,000      $0          $650        $63,650
Chairman of the Board
of Directors
President
Chief Executive Officer

Mark Clancy             1998     $62,000       $0          $650        $62,650
Director
Executive Vice President
Corporate Secretary

Michael P. Toups         1998    $61,000       $0          $650        $61,650
Director
Vice President, Finance
Chief Financial Officer

Jerry Kammerer          1998(f)  $48,000       $0            $0         $48,000

   (a) All named executive Officers have served in their respective capacities since formation of the Company during July 1997.
  (b) The Company was incorporated during July 1997. The Company activated operations on November 1, 1997 and all three officers were compensated at the rate of $3,000 per month for the months of November and December, 1997.
  (c) Any increase in Officer compensation would be predicated on prevailing industry standards and the existing financial situation of the Company. The Board of Directors may authorize an increase in the compensation of the Company's executive officers without a vote of Shareholders.

  (d) The Company did not make any bonus cash payments to its executive officers since inception except a Christmas bonus equal to one weeks salary which was also given to all of the Company's employees. However, the Company may, in the future, develop programs which may include bonus payments.
  (e) Each Officer received his shares upon incorporation, at par value, in lieu of cash compensation. During the course of 1998, the Company has issued 650,000 unregistered common shares to each of its Officers
  (f) Mr. Kammerer served as a Director and as the Company's Vice President, Business Development from January through August, 1998.

Item 11           Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information with respect to the beneficial ownership of the Company's Common stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, by each director, by each of the executive officers named in the Summary Compensation Table, and by all directors as a group. 5% of the Company's outstanding shares would be 1,110,865

                                                     # of Shares   % of Shares
Name and Address                 Position                Owned        Owned

Leon H. Toups             President, CEO and          4,006,680(2)      18%
418 Harbor View Lane      Chairman of the Board
Largo, Florida  33770     of Directors

Mark Clancy               Executive Vice President,   2,383,340        10.7%
417 Barrett Court         Corporate Secretary and
Tampa, Florida  33617     Director

Michael P. Toups          Vice-President, Finance,    2,383,340        10.7%
400 Palm Drive            Chief Financial Officer
Largo, Florida  33770     Director

All Officers and Directors                            9,328,048        42.0%
as a Group. (five persons)

Jerry Kammerer            (1)                         1,660,000         7.5%
1421 Water View Drive
Largo, Florida  33771

(1) Mr. Jerry Kammerer is a former Director of the Company. Mr. Kammerer was terminated as an Officer and Director of the Company on August 20, 1998. As of January 19, 1999, of the 1,750,000 shares originally owned by Mr. Kammerer, 180,000 were eligible for resale pursuant Rule 144 and Mr. Kammerer subsequently resold the 180,000 shares.
(2) During December, 1998, Mr. Toups donated 110,000 unregistered common shares to organizations which are part of the Catholic Church.

Item 12           Certain Relationships and Related Transactions

     Mr. Michael Toups, who serves as the Company's Chief Financial Officer and as a Director, is the son of the Company's President and Chairman of the Board, Leon H. Toups.

Item 13           Exhibits and Reports on Form 8-K

During 1998 the Company filed three reports of Form 8-K:

Date of Filing    Event

         Acquisition of Brounley Engineering & Associates
         Acquisition of InterSource HealthCare
         Execution of AquaFuel(a) Joint-Venture Agreement

                                    Part F/S


                          lNDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Toups Technology Licensing, lncorporated
(A Development Stage Company)
Largo, Florida

     We have audied the accompanying consolidated balance sheets of Toups Technolgy Licensing, Incorporated and subsidiaries (the Company) as of December 31, 1998 and 1997, and the related consolidated statemsnf of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supPorting the amounts and disclosures in the financial statements. An audt also includes assessing the accounting principles used and significant estimates made by management, as weII as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Toups Technology Licensing, Incorporated and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principals.


February 2, 1999

Harper, Van Scoik & Company, L. L. P.
A WORLDWlDE ORGANIZATION OF ACCOUNTlNG FlRMS AND BUSlNESS ADVlSORS

                        TOUPS TECHNOLOGY LICENSING, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997

                                                                   1997
                                                           1998   (Note 2)
                                                           ----    --------

                                     ASSETS

Current assets:
   Cash                                                $772,080    $104,580
   Accounts receivalbe - trade (net of allowance
     of $74,237 and $5,000, respectively)             1,768,999      88,384
   Inventory                                            542,555     237,682
   Prepaid royalties                                     89,000      11,000
   Other current assets                                   2,776         800
                                                    -----------    --------

       Total current assets                           3,175,510     442,446
                                                    -----------     -------

Property, plant and equipment:
   Property, plant and equipment                      2,170,072     174,488
   Less:  Accumulated depreciation and amortization     152,159      65,775
                                                     ----------    --------

       Net property, plant and equipment              2,017,913     107,713
                                                     ----------    --------

Other assets:
   Security deposits                                     31,932       5,000
   Related party receivables                             87,485           0
   Other assets                                               -       5,895
                                                       --------      ------

       Total other assets                               119,417      10,895
                                                     ---------      --------
       Total assets                                  $5,312,840     $562,054
                                                     ==========     ========



  See Auditor's Report and accompanying financial statements and Notes thereto

                        TOUPS TECHNOLOGY LICENSING, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997

                                                                         1997
                                                                1998   (Note 2)
                                                                ----   -------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued expenses                   $1,391,826  $109,748
   Royalties payable                                           42,843
   Income taxes payable                                        40,562         -
   Deposits                                                    39,000    73,540
   Current portion of notes payable - stockholder                   -    15,325
   Current poriton of capital lease obligations                66,125    24,324
   Line of credit                                              49,574         -
   Other current liabilities                                        -     5,691
                                                             ------   ---------

     Total current liabilities                              1,629,930   228,628
                                                          -----------   -------

Long-term debt:
   Capital lease obligation, net of current portion           322,112    49,452
   Notes payable - stockholder, less current portion                -    27,490
                                                             --------   -------

     Total long-term debt                                     322,112    76,942
                                                            ---------  --------

     Total liabilities                                      1,952,042   305,570
                                                           ----------   -------

Stockholders' equity:
   Capital stock                                               22,217    10,030
   Additional paid-in capital                               5,484,950   197,237
   Retained earnings (deficit)                             (2,146,369)   49,217
                                                           -----------   ------

     Total stockholders' equity                             3,360,798   256,484
                                                           ----------   -------

     Total liabilities and stockholders' equity            $5,312,840  $562,054
                                                          ===========  ========



  See Auditor's Report and accompanying financial statements and Notes thereto

                        TOUPS TECHNOLOGY LICENSING, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the years ended December 31, 1998 and 1997

                                                                     1997
                                                       1998        (Note 2)
                                                       ----        --------


Revenue                                              $3,132,001      $1,196,169

Cost of goods sold                                    1,984,930         822,370
                                                     -----------     ----------

Gross profit                                           1,147,071        373,799

General and administrative expenses                    3,276,932        315,893
                                                       ----------     ---------

Total operating earnings (deficit)                    (2,129,861)        57,906

Other income (expense):
Interest income                                            6,861            543
Interest expense                                         (21,234)       (1,207)
Other income                                                   -           155
Other expense                                                  -          (325)
                                                       -----------     --------

Total other income (expenses)                             (14,373)        (834)
                                                        ----------    ---------

Earnings (deficit) before income taxes                  (2,144,234)      57,072

Income taxes                                                43,760        7,971
                                                         ----------   ---------

Net income (loss)                                      $(2,187,994)    $ 49,101
                                                       ===========     ========

Weighted average number of
shares outstanding                                      12,167,182    9,781,751

Net income (loss) per share                             $    (0.18)   $   0.005
                                                       ============    ========



  See Auditor's Report and accompanying financial statements and Notes thereto

                        TOUPS TECHNOLOGY LICENSING, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the years ended Decmeber 31, 1998 and 1997

                                                                       1997
                                                            1998     (Note 2)
                                                            ----     --------

Cash flows from operating activities:
   Net income (loss)                                    $(2,187,994)  $  49,101
   Adjustments to reconcile net income (loss) to
     net cash provided (used by operating activities:
       (Gain) loss on sale of assets                               -      (155)
       Depreciation and amortization expense                  81,634     21,840
       Bad debt expense                                       76,312      5,000
       Capital stock issued for services                     728,351      8,470
       (Increase) decrease in accounts receivable         (1,656,051)  (11,933)
       (Increase) decrease in inventory                     (291,042)  (54,403)
       (Increase) decrease in other current assets            (1,976)        -
       (Increase) decrease in security deposits              26,932)   (5,000)
       (Increase) decrease prepaid royalties                 (78,000)  (11,000)
       (Increase) decrease in other assets                     5,895    (5,195)
       (Increase) decrease in accounts payable               565,382     56,334
       (Increase) decrease in royalties payable               42,843          -
       (Increase) decrease accrued expenses                  350,218         74
       (Increase) decrease in income taxes payable            40,562          -
       (Increase) decrease in other current liabilities      (71,731)         -
                                                            ---------   -------

       Net cash provided (used) by operating activities    (2,422,529)   53,133

Cash flows from investing activities:
   Acquisition of cash from investing                           3,715         -
   Acquisiton of property, plant and equipment               (507,047) (15,690)
   Proceeds from sale of equipment                                  -       750
   Loans to related party                                     (18,428)       -
   Loans to subsidiary prior to acquisition                  (164,297)       -
                                                            ----------   ------

       Net cash used by investing activities                 (686,057) (14,940)



  See Auditor's Report and accompanying financial statements and Notes thereto

                        TOUPS TECHNOLOGY LICENSING, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the years ended Decmeber 31, 1998 and 1997

                                                                        1997
                                                             1998      (Note 2)
                                                             ----      --------


Cash flows from financing activities:
   Distributions to stockholders                           (7,592)     (41,527)
   Proceeds from the sale of capital stock              3,850,278      100,000
   Principal repayments on notes payable - stockholder    (11,215)      (4,685)
   Proceeds from line of credit                             4,600            -
   Repayments on line of credit                            (4,600)           -
   Principal repayments on capital lease obligations      (55,385)      (4,197)
   Purchase of treasury stock                                   -      (29,000)
                                                          ---------     -------

       Net cash provided by financing activities         3,776,086       20,591
                                                         ----------    --------

Net increase in cash                                       667,500        8,784

Cash, beginning of year                                    104,580       45,796
                                                          ---------     -------

Cash, end of year                                         $772,080     $104,580
                                                          =========    ========

Supplemental Cash Flow Disclosures:
Cash paid for interest                                      $21,234    $  3,110
Cash paid for income taxes                                 $ 11,967    $  4,481



  See Auditor's Report and accompanying financial statements and Notes thereto

                        TOUPS TECHNOLOGY LICENSING, INC.
                                AND SUBSIDIARIES

                 CONSOLIATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  For the year ended December 31, 1998 and 1997

                                    Common    Additional    Retained
                         Number      Stock      Paid-In     Earnings
                        Of Shares   (At Par)   Capital      (Deficit)   Total


Balance
December 31, 1996
(Note 2)                1,400,000    $1,400     $97,397      $41,643   $140,440
Issuance of common
   stock upon
   inception            8,250,000     8,250           0            0      8,250
Stock Issued for:
   Services               100,000       100           -            -        100
   Cash                   160,000       160      99,840            -    100,000
   Rent                   120,000       120           -            -        120
Net income  (loss) for
   the year ended
   December 31, 1997            -         -           -       49,101     49,101
Distributions       to
   shareholders                 -         -           -      (41,527)  (41,527)
                         --------    ------     -------      --------   -------
Balance,  December 31,
   1997 (Note 2)       10,030,000    10,030     197,237       49,217    256,484
Stock issued for:
   Services             5,602,697     5,603     722,748            -    728,351
   Cash                 5,381,361     5,361   3,844,897            -  3,850,278
   Acquisitions         1,203,241     1,203     688,468            -    689,671
Cancellation  of  note
   payable-stockholder          -         -      31,600            -     31,600
Net income  (loss) for
   the   year    ended
   December 31, 1998            -         -           -  (2,187,994)(2,187,994)
Distributions       to
   shareholders                 -         -           -      (7,592)    (7,592)
                          -------    ------      ------   ---------- ----------
Balance,  Decemeber 31,
   1998                22,217,299   $22,217  $5,484,950 $(2,146,369) $3,360,798
                       ==========   =======  ========== ============ ==========


  See Auditor's Report and accompanying financial statements and Notes thereto

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

1.  Summary of Significant Accounting Policies

           Company - Toups Technology Licensing, Incorporated (Company), a Florida Corporation, was formed on July 28, 1997, and activated its startup operations on November 1, 1997 to facilitate market applications through the licensing of late-stage technologies primarily in the energy, environmental, natural resources and healthcare market segments. The Company selects proprietary products or devices within market segments which management perceives are not subject to rapid change and can be delivered to the marketplace within a three to six month period. The consolidated financial statements include the accounts of the Company and the following wholly owned subsidiaries. All material intercompany transactions have been eliminated.

               Subsidiary's  Name  Business  Activity


Advanced Micro Welding, Inc.(AMW) Advanced Micro Welding, Inc., a Florida Corporation, was formed on February 3, 1992. The Company's primary operations consist of custom metal fabrication and micro welding.

Brounley  Associates,  Inc.  (Brounley)  Brounley  Associates,  Inc.,  a Florida
Corporation, was formed on February 23, 1994. The Company is engaged in the design, manufacture and sale of radio frequency (RF) generators.


InterSource Healthcare, Inc. (InterSource) InterSource Healthcare, Inc., a Florida Corporation, was formed on November 9, 1996. The Company sells and refurbishes medical equipment, provides services for medical facility development, and sells pharmaceutical products.


     Basis of Accounting - The accompanying consolidated financial statements are prepared using the accrual basis of accounting where revenues are recognized when earned and expenses are recognized when incurred. This basis of accounting conforms to general accepted accounting principles.


1.  Summary of Significant Accounting Policies (Continued)

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

           Inventories - Inventories are stated at the lower of cost (determined on a first-in, first-our basis) or market. Work-in-process and finished goods include material, labor and overhead.

           Comparability of Statements - Since Toups Technology Licensing, Incorporated did not commence operations until November 1997, amounts for the year ended December 31, 1997, reflect less than a full year's transactions (subsidiaries accounted for using the pooling-of-interest method reflect the full year ending December 31, 1997) and are not directly comparable with 1998 figures.

           Advertising - Advertising costs are charged to operations in the year incurred and totaled $66,756 and $1,522 for 1998 and 1997, respectively.

           Property, Plant and Equipment - All property, plant and equipment is recorded at cost. Depreciation, which includes the amortization of assets recorded under capital leases, is computed on the straight-line method over the estimated useful lives of the assets. Repair and maintenance costs which do not increase the useful life of the assets are charged to operations as incurred.

           Allowance for Doubtful Accounts - The Company establishes an allowance for uncollectible trade accounts receivable based on historical collection experience and management's evaluation of collectibility of outstanding accounts receivable. The allowance for doubtful accounts was $74,237 and $5,000 as of December 31, 1998 and 1997, respectively.

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

           Earnings (Loss) per Share - Earnings per share are computed by dividing net income (loss) by the weighted-average number of shares issued and outstanding during the reporting period. Shares issued or purchased during the period affect the amount of shares outstanding and are weighted by the fraction of the period they are outstanding.

2.  Acquisition of Businesses

                  Advanced Micro Welding, Inc.

           On April 1, 1998, the Company acquired all the common stock of Advanced Micro Welding, Inc. (AMW) in exchange for 500,000 shares of the Company's restricted common stock. AMW is engaged in micro welding and custom metal fabricating. The transaction has been accounted for as a pooling of interest and, accordingly, the consolidated financial statements for 1998 and 1997 have been restated to include all accounts and operations of AMW as if the acquisition had occurred at the beginning of the year presented.

           Unaudited net sales and net income of the separate companies for the period prior to the acquisition were:

                                                    March 31,
                                                       1998           1997

   Net sales:
    Toups Technology Licensing, Incorporated(1)     $       -0-         $ -0-
     AMW                                               109,154        344,149
                                                     ---------      ---------
                        Total                        $ 109,154       $344,149

    Net income (loss):
     Toups Technology Licensing, Incorporated        $(215,096)      $(40,413)
                  AMW                                    7,246         55,785
                                                      --------        ---------
                        Total                        $(207,850)        $15,372

(1)Toups Technology Licensing, Incorporated was a development stage company during all of 1997.

           Brounley Associates, Inc.

           On October 1, 1998, the Company acquired all the common stock of Brounley Associates, Inc. (Brounley) in exchange for 900,000 shares of the Company's restricted common stock. Brounley is engaged in the design manufacture and sale of radio frequency generators throughout the United States and abroad. The transaction has been accounted for as a pooling of interest and, accordingly, the consolidated financial statements for 1998 and 1997 have been restated to include all accounts and operations of Brounley as if the acquisition had occurred at the beginning of the year presented.

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

Acquisitions of Businesses (Continued)

           Unaudited net sales and net income of the separate companies for the period prior to the acquisition were:

                                                  September 30,
                                                     1998            1997

       Net sales:
        Toups Technology Licensing Incorporated
         and subsidiary                             $790,667     $ 344,149
        Brounley                                     910,292       852,020
                                                     --------     ----------
                        Total                      $1,700,959    $1,196,169

        Net income (loss):
         Toups Technology Licensing, Incorporated
          and subsidiary                            (1,358,377)     15,372
         Brounley                                      158,427      33,729
                                                    -----------     ---------
                        Total                       $(1,199,950)     $49,101


           InterSource Healthcare, Inc.

           On November 30, 1998, the Company purchased 100% of the stock of InterSource Healthcare, Inc. (InterSource) by issuing 1,203,241 shares of restricted and unrestricted common stock . InterSource acquires and refurbishes used medical equipment for resale, sells pharmaceutical products and provides services for medical facility development. The Company's 1998 consolidated results include the operations of InterSource from the date of acquisition.

           The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values.

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

Acquisitions of Businesses (Continued)

           The following unaudited pro forma summary combines the consolidated results of the Company and InterSource as if the acquisition had occurred at the beginning of 1998 and 1997 after giving effect to certain pro forma adjustments, including, among other things, additional depreciation based on the fair value of equipment acquired and the estimated related income tax effect.
                                                   1998              1997

               In thousands, (unaudited)
                  Net sales                      $4,134,161      $1,970,559
                  Net income (loss)             $(2,213,556)       $(23,547)

           This pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been if the Company and InterSource had been a single entity during 1998 and 1997, nor is it necessarily indicative of the results of operations which may occur in the future.


Joint Venture

           Effective December 15, 1998, the Company entered into an agreement with Compania DeLuz Y Fuerza De Las Terrenas, C. por A. (Utility), a Dominican Republic utility company, to form the joint venture "Aqua Fuel(a)-Dominicana, SA". The ownership of Aqua Fuel-Dominicana will be 49% to Toups Technology Licensing, Inc. (TTL) and 51% to the utility.

           The purpose of Aqua Fuel-Dominicana is the construction and operation of an Aqua Fuel(a) production facility which, at a minimum, is able to generate 1.653 gigawatts of electric power during a twenty year period.

           The agreement outlines a three-step approach to accomplish Aqua Fuel-Dominica's purpose, 1) a feasibility study of an Aqua Fuel(a) generator with a capability of at least 4,000 CF/hr to run a 1,000 KW generator successfully and continuously for a period of two weeks and is scheduled to conclude no later than sixty days after the Aqua Fuel(a) generator is installed in the Dominican Republic; 2) immediately after the completion of the Feasibility Study, the development of the blueprints and design for construction of the Aqua Fuel(a) production facility shall commence and will be completed no later than 60 days thereafter; and 3) the construction of the plant shall commence immediately upon receipt of the drawings and materials being available in the Dominican Republic and is scheduled for completion within six months.

           TTL's capital contribution to Aqua Fuel-Dominicana will be the delivery of the Aqua Fuel(a) technology and the equipment as required by the agreement, the Utility is required to fund all other capital needs of the joint venture. Additionally, the Utility is to find investors who will invest at least $500,000 in TTL, TTL is to issue 500,000 of its shares to the Utility and 2,000,000 shares to the president of Aqua Fuel-Dominicana for services during 1999.
4.  Concentration of Credit Risk

           The Company maintains cash deposits with a bank that include funds greater than the federally insured limit of $100,000. The cash balances in excess of the insured amounts were $650,765 at December 31, 1998 and $-0-at December 31, 1997. Management believes the Company is not exposed to any significant credit risk related to cash.

           The Company grants credit to its customers during the normal course of business and performs ongoing credit evaluations of its customers' financial condition. The Company maintains allowances for potential credit losses. The Company had sales to five customers that totaled approximately 83% of total sales for the year ended December 31, 1998. Additionally, three customers comprise approximately 96% of the December 31, 1998 accounts receivable - trade. The owners of the entities that comprise the three customers are minority shareholders of the Company.


5.  Inventories

           Inventories as of December 31, 1998 and 1997 consisted of the following:

                                     1998              1997

               Raw materials       $455,357           $99,278
               Work-in-process       46,004           131,554
               Finished goods        41,294             6,850
                                   -------            --------
                        Total      $542,655           $237,682


6.  Licensing Agreement Commitments

           The  Company  has  entered  into  licensing   agreements  with  three
      licensors.   Amounts  relating  to  these   agreements   recorded  in  the
      accompanying consolidated statements are as follows:
                                   Year ending December 31,
                                    1998              1997

               Prepaid royalties    $89,000        $11,000
                                  =========       ========

               Royalties payable  $42,843          $   -0-
                                  =======          =======

           Royalty expense for the year ended December 31, 1998 and 1997 was $94,843 and $-0-, respectively. In exchange for the rights under these agreements, the Company has committed to pay the following:

               Year ending
                    1999          $        96,000
                    2000                   96,000
                                   ----------------
                          Total    $       192,000
                                  ================

           In addition to the above, if the Company exercised its option to renew the licenses it will have future minimum royalties as follows:

               Year ending
                    2001                             $        200,000
                    2002                             $        250,000
                    2003                             $        300,000
                    2004, and every year thereafter  $        400,000


7.  Property, Plant and Equipment

           Property, plant and equipment, at cost, and related accumulated depreciation and amortization as of December 31, 1998 and 1997 are summarized as follows:

                                                      1998              1997

               Leasehold improvements              $  96,999          $  -0-
               Office furniture and equipment        119,467           7,594
               Machinery and equipment             1,505,517          88,921
               Equipment under capital leases        448,089          77,973
                                                   --------          -------
                                                   2,170,072         174,488
               Less: Accumulated depreciation
                     and amortization                152,159          65,775
                                                   --------          -------
                        Total                      $2,017,913        $108,713

8.  Related Party Transactions

     The  Company  has  the   following   receivables   from   officers   and/or
stockholders:

                                           1998              1997
Interest-free demand note - unsecured:
                  Shareholders            $85,263            $   -0-
                  Officers                  2,222                -0-
                                          -------             ------
                         Total            $87,485              $  -0-
                                          =======            ========
               8% note payable            $    -0-         $   42,815
                 Less: Current portion         -0-             15,325

                        Long-term portion $   -0-            $ 27,490
                                        ================  ===============


           For the year  ending  December  31,  1998,  the  Company had sales of
      approximately   $1.7  million  to  entities  owned  by  certain   minority
      shareholders of the Company.

           The Company paid approximately $22,632 for employee leasing, $102,308 for rent, and $21,000 for consulting fees to Intersource prior to acquisition.


 9.  Capital Leases

           The following is an analysis of the equipment under capital leases by major classes:

                                                 1998              1997

               Machinery and equipment           $448,089        $ 77,973
               Less: Accumulated depreciation      53,003           2,250
                                                 --------        --------
                        Total                   $395,086         $ 75,723
                                              ===========       =========

     Amortization of leased equipment is included in depreciation expense and totaled $50,753 and $2,250 for the year ending December 31, 1998 and 1997, respectively.

     The following is a schedule by years of future minimum lease payments as of December 31, 1998 and 1997.

                                 1998            1997

1998                         $      -           $ 20,503
1999                          111,359             20,503
2000                          118,403             20,503
2001                          115,817             20,503
2002                          101,541             10,773
2003                           61,549                  -

Total minimum lease payments  508,669             92,785
Less: Amount
 representing interest        120,432              19,009

 Present value of net
   imum lease payments       $ 388,237            $73,776
                           ===========           =======

           The present value of net minimum lease payments are reflected in the balance sheet as:

                                                          1997         1998

Current portion of capital lease obligations materials   $66,125      $24,324
Capital lease obligations, net of current portion        322,112       49,452
                                                      ---------       --------
                                                       $ 388,237      $ 73,776
                                                     ==========        =======


10.  Note Payable - Stockholder

           The balance reflected on the December 31, 1997 consolidated financial statements relates to a note payable with an original principal balance of $47,500 and interest rate of 8% to a stockholder dating back to 1994 when Brounley was formed. No payments were made on this note prior to 1997. During 1998, the note balance of $31,600 was reclassified as additional paid-in capital.

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

11.  Line of Credit

           InterSource maintains a $50,000 bank line of credit with interest payable monthly at bank prime (current 8.75%) plus 2%. At December 31, 1998 and 1997, the amounts due were $49,574 and $-0-, respectively. The line of credit matures November 30, 1999. The line is secured by inventory and the personal guarantee of certain stockholders.


12.  Capital Stock

           Common

           In 1998, the Company amended its Articles of Incorporation to authorize 50 million shares of common stock with a par value of $0.001 (one, one-thousandth dollar) per share. As of December 31, 1998 and 1997, there were 22,217,299 and 8,630,000 shares issued and outstanding, respectively. Of the 22,217,299 shares issued and outstanding at December 31, 1998, 6,034,056 shares are unrestricted and 16,183,243 shares are restricted as to the sale to other parties pursuant to the resale provisions of Sec. Rule 144. Of the 8,630,000 shares issued and outstanding at December 31, 1997, 170,000 shares are unrestricted and 8,460,000 shares are restricted as to the sale to other parties pursuant to the resale provisions of SEC Rule 144.

           Preferred

           The Company is also authorized to issue 10 million shares of preferred stock having a par value of $1 per share. There were no preferred shares issued or outstanding at either December 31, 1998 or 1997.


13.  Operating Leases

           The Company has leases for buildings which are classified as operating leases. Total rent expense for all operating leases for 1998 and 1997 was $117,154 and $-0-, respectively.

           Future minimum lease payments under the noncancellable operating leases with initial or remaining terms of one year or more are as follows:

                  1999         $  291,410
                  2000            263,718
                  2001            276,904
                  2002            265,414
                              ___________
                              $ 1,097,446



14.  Income Taxes

           The Company has cumulative net operating losses of approximately $2,300,000 and $40,413 at December 31, 1998 and 1997, respectively, which are expected to provide future tax benefits of approximately $782,000 and $8,085, respectively, for both Federal and State purposes. A valuation allowance for the entire benefit has been recognized as it is not reasonable to estimate when or if the benefit will be realized. These tax benefits expire beginning in 2012. The income tax expense recorded in the accompanying financial statements represents income taxes payable for operations of the companies acquired for activities prior to the dates of merger.


15.  Noncash Disclosures

           The following transactions were excluded from the statement of cash flows because they were not cash transactions.

     . At inception the Company issued 8,250,000 shares to its organizers. These shares of stock were recorded at a total of $8,250.

     . In addition to the commitments described in the "licensing agreement commitment" note. In 1997, the Company issued 165,000 shares of restricted stock to the licensors of the Company's three technologies. These shares were recorded at a total of $165.

     . In 1997, the Company issued 125,000 shares of restricted stock to consultants and employees. These shares were recorded at $125.

     . In 1997, the Company issued 120,000 shares of restricted stock for the use of operating facilities for one year. These shares of stock were recorded at $120.

     . In 1998, the Company acquired assets of $369,846 under capital lease agreements.

     . In 1998, a shareholder note payable for $31,600 was reclassified as additional paid-in capital.

 .    In 1998, the Company issued  1,203,241  shares of restricted  stock for the acquisition of InterSouce Healthcare, Inc.

                            Assets acquired          $1,301,521
                           Liabilities acquired        $611,850

 .    In 1998, the Company issued 5,602,697 shares of restricted common stock for services. These shares were recorded at a total of $728,351.

 .    In 1998,  the Company  issued  900,000  shares of restricted  stock for the acquisition of Brounley Associates, Inc.

                            Assets acquired             $358,887
                           Liabilities acquired          $99,670

 .    In 1998,  the Company  issued  500,000  shares of restricted  stock for the acquisition of Advanced Micro Welding, Inc.

                            Assets acquired             $301,834
                           Liabilities acquired         $214,544


16.  Contingencies

           The Company is periodically involved in legal actions and claims that arise in the normal course of operations. Management believes that the ultimate resolution of any such actions will not have a material adverse effect on the Company's financial position.

           The year 2000 is expected to create computer problems for many organizations because some computers and their programs only recognize the last two digits in the year. For example, the year 1998 is recognized as
     98. When the year 2000 arrives some computers may not process information accurately or may shut down. Management is in the process of evaluating their systems to correct any problems which may be created by the year 2000. The Company plans to have all their vital internal systems compliant before the year 2000 arrives. However, it is not possible to insure that outside entities will be 2000 compliant.

17.  Commitments

           The Company has entered into an agreement to have equipment manufactured for a cost of $500,000. At December 31, 1998, the first phase of the equipment is complete and $72,100 has been recorded in property, plant and equipment.


18.  Subsequent Events

     In January 1999, the Company entered into a lease agreement that will be accounted for as a capital lease. The equipment has a cost of $341,200. The lease calls for an initial payment of $34,120 followed by sixty monthly payments of $6,323.

     In January 1999, the Company issued 25,000 shares of restricted common stock at a price of $1.00 per share.

     On February 17, 1999, the Company sold $750,000 of Series 1999-A Eight Percent (8%) convertible notes due January 1, 2002. Under the securities purchase agreement, the investor will purchase another $750,000 in convertible notes within 30 days after the Company files a Registration Statement or at such time as the parties mutually agree.

     The notes can be converted to common stock of the company at a conversion price (the "Conversion Price") for each share of common stock equal to the lesser of (x) one hundred percent (100%) of the lowest of the closing bid prices for the Common Stock for the five (5) trading days immediately preceding the Closing Date (defined as the date of this Note); or (y) eighty percent (80%) of the lowest of the closing bid prices for the Common Stock for the five (5) trading days immediately preceding the Conversion Date as reported on the National Association of Securities Dealers OTC Bulletin Board Market.

     Additionally, the investor was issued a warrant to purchase 75,000 shares of the Company's stock at $2.3375 per share through February 17, 2002.



                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               TOUPS TECHNOLOGY LICENSING, INC.



                          By: S/S LEON H. TOUPS
                              Leon H. Toups, Chief Executive Officer

Date:  March 31, 1998

                          By: S/S MICHAEL P. TOUPS
                              Michael P. Toups, Chief Financial Officer

Date:  March 31, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                  Capacity                               Date

s/s LEON H. TOUPS     Chairman of the Board of Directors,    March 31, 1999
-----------------     President and Chief Executive Officer,
                      co-founder

s/s MARK C. CLANCY    Director,                              March 31, 1999
------------------    Executive Vice President,
                      Corporate Secretary
                      co-founder

s/s MICHAEL P. TOUPS  Director,                               March 31, 1999
--------------------  Vice President Finance,
                      Chief Financial Officer,
                      co-founder

The above represents the Board of Directors of Toups Technology Licensing, Inc.