Form 10QSB
period 1999-03-31
TOUPS TECHNOLOGY LICENSING INC /FL
filed 1999-05-21
CIK 1056748

Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


(Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1999


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

     As of March 31, 1999, the Company had 24,561,724 of its $0.001 par value Common Shares outstanding and 750,000 of its $1.00 par value Preferred Shares oustanding.

Transitional Small Business Disclosure Format (check one);  Yes___  No  X

                                      INDEX

                         PART I - FINANCIAL INFORMATION

 Item 1       Unaudited Financial Statements:


              Consolidated Balance Sheets as of March 31, 1999
              and December 31, 1998

              Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998

               Consolidated   Statement   of   Stockholders'   Equity   for  the
               three-month period ended March 31 1998 and for the period from July 28, 1997 (date of inception) through December 31, 1998

              Consolidated Statements of Cash Flows for the three-months ended March 31, 1999 and 1998

              Notes to Consolidated Financial Statements

 Item 2    Management's Discussion and Analysis

                           PART II - OTHER INFORMATION

 Item 1       Legal Proceedings

 Item 2       Changes in Securities

 Item 3       Defaults Upon Senior Securities

 Item 4       Submission of Matters to a Vote of Security  Holders

 Item 5       Other Information

 Item 6       Exhibits and Reports on Form 8-K

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Toups Technology Licensing, Inc.

                                 BALANCE SHEETS
           March 31, 1999 (Unaudited) and December 31, 1998


                                        Unaudited
                                          March 31,               December 31,
                                            1999                     1999
                                            ----                     ----

Assets:
Cash                                 $     938,210           $      772,080
Accounts Receivable, net of
Allowance for doubtful accounts
Of $79,237                               3,307,320               1,768,999
Notes Receivables                          174,954                       0
Inventory at cost                          638,835                 542,655
Prepaid royalty expenses                   144,000                  89,000
Property and equipment, net of
Accumulated depreciation of $152,159     2,592,989               2,017,913
Other assets                                56,262                 122,193
                                     -------------           -------------

Total Assets                          $  7,852,571          $    5,312,840
                                      =============          =============

Current Liabilities:
Accounts payable and
  accrued liabilities                     2,043,393              1,432,388
Notes payable                                     0                 42,843
Customer deposits                             7,500                 39,000
Capital lease obligations                    87,384                 66,125
Line of Credit                               49,574                 49,574
                                      -------------          -------------

Total current liabilities             $   2,187,851          $   1,629,930
                                       -------------         -------------

Long Term Liabilities
Capital lease obligation,
  net current portion                       602,599                 322,112
Long-Term liabilities,
  less current portion                      750,000                       0
                                        -------------         -------------
Total long-term liabilities               1,352,599                 322,112
                                       -------------         -------------
Total Liabilities                     $   3,540,450          $      644,224

Stockholders' equity

Common stock                                 24,562                   22,217
Preferred Stock                             750,000                        0
Additional paid-in capital                7,095,381                5,484,950
Retained Earnings                        (2,138,772)              (2,146,369)
Net income (loss)                        (1,419,049)                       0
                                        -------------           -------------

Total stockholders' equity            $   4,312,122            $    3,360,798
                                      -------------             -------------

Total liabilities and
stockholders' equity                  $   7,852,571            $   5,634,952
                                      =============             ============



                        See Notes to Financial Statements

                        Toups Technology Licensing, Inc.


                            STATEMENTS OF OPERATIONS
            for the three-month period ended March 31, 1999 (Unaudited) and for the three-month period ended March 31, 1998 (Unaudited)


                                 (Unaudited)                 (Unaudited)
                                  Three-Month                Three-Month
                                 Period ended               Period  ended
                                   March 31,                   March 31
                                     1999                        1998
                                     ----                        ----

Sales                         $   1,887,946                $    680,805

Cost of Goods Sold                1,808,648                     445,840
                              -------------                 -------------

Gross Income from Operations         79,298                      234,965
                              -------------                 -------------

Expenses:
Salaries                            798,932                       156,546
Consulting fees                     181,324                        63,186
Other operating costs               520,348                       212,926
                              -------------                  -------------

Total expenses                    1,500,604                       432,657
                              -------------                  -------------

Net Operating Loss               (1,421,307)                     (197,692)
                               -------------                  -------------

Other Income:
Interest Income                       2,257                         1,808
                              -------------                   -------------

Net Income (Loss)              $(1,419,049)                  $   (195,884)
                               =============                  =============

Weighted average number of
shares outstanding               23,415,561                      8,881,751

Net loss per share            $    (0.0606)                     $  ( 0.0221)
                              =============                    =============




                        See Notes to Financial Statements

                        Toups Technology Licensing, Inc.

                 CONSOLIATED STATEMENTS OF STOCKHOLDERS' EQUITY
          for the three-month period ended March 31, 1999 (Unaudited)
           and fo rthe period from July 28, 1997 (date of inceptino)
                           through December 31, 1998

                                   Common  Additional            Retained
                         Number     Stock   Paid-In   Preferred  Earnings
                        Of Shares  (At Par) Capital      Stock   (Deficit Total


Balance
December 31, 1996
(Note 2)                1,400,000    $1,400     $97,397    $0 $41,643  $140,440
Issuance of common
   stock upon
   inception            8,250,000     8,250           0     $0      0     8,250
Stock issued for:
   Services             5,702,697     5,703     722,748     $0      -   728,451
   Cash                 5,541,361     5,541   3,944,737     $0      - 3,950,278
   Acquisitions         1,203,241     1,203     688,468     $0      -   689,671
Cancellation  of  note
   payable-stockholder          -         -      31,600     $0      -    31,600
Net income  (loss) for
   the   year    ended
   December 31, 1997            -         -           -     $0 (49,101)(49,101)
Net income  (loss) for
   the   year    ended
   December 31, 1998            -         -           -  (2,187,994)(2,187,994)
Distributions       to
   shareholders                 -         -       -     $0  (49,119)  (49,119)
                         -------   ------     ------   ---- -------  --------
Balance,  Decemeber 31,
   1998                22,217,299  $22,217 $5,484,950 $0 $(2,146,369)$3,360,798

Stock issued for:
Cash                     1,975,425    1,975   1,562,461               1,564,436
Services                   369,000      369      47,970                  48,339

Sharr                                                     750,000       750,000

Distribution to
  Shareholder                                                    7,598    7,598
Net Income (loss) for
the three months ended
March 31, 1998                                           (1,419,049)(1,419,049)

                     ---------- ------ --------  ------  -----------  --------
Balance,  March 31,
   1999              24,561,724 24,562 7,095,381 750,000 $(3,557,820) 4,312,122
                     ========== ====== ========= ======= ===========  =========

                        See Notes to Financial Statements

                        Toups Technology Licensing, Inc.

                            STATEMENTS OF CASH FLOWS
            for the three-month period ended March 31, 1999 (Unaudited) and for the three-month period ended March 30, 1998 (Unaudited)


                                                     (Unaudited)    (Unaudited)
                                                      Three-month   Three-month
                                                     Period ended  Period ended
                                                        March 31,      March 31
                                                          1999           1998
                                                          ----           ----


Cash flows from operating activities:
Net loss                                              $(1,419,049)   $(282,792)

Add (deduct) items not affecting cash:
Depreciation and amortization                              72,872         2,882
Capital stock issued for services                           2,257           190
Cash provided (used) due to changes in
 assets and liabilities
   (increase) in inventory                                (96,180)     (94,262)
   (Increase) decrease in accounts receivable          (1,538,321)     (10,857)
   (Increase) decrease in notes receivable               (174,954)     (19,402)
   (Increase) in prepaid royalty expense                  (55,000)     (42,000)
   (Increase) decrease in prepaid expenses                      0       (3,457)
   (Increase) decrease in other assets                     65,931        6,395
   Increase (decrease) accounts payable
     and accrued liabilities                              590.162       82,903
   Increase (decrease) in deposits                        (31,500)     (65,290)
                                                   ---------------  ----------
Net cash used by operating activities                  (2,583,783)    (425,690)
                                                   ---------------  ----------

Cash flows from investing activities:
Acquisition of equipment                                 (640,306)     (34,847)
                                                   ---------------   ---------
Net cash used by investing activities                    (640,306)     (34,847)
                                                   --------------- -----------

Cash flows from financing activities:
Proceeds from sale of capital stock                     1,850,764      536,165
Proceeds from sale of preferred stock                     750,000            0
Proceeds from line of credit                                    0        2,000
Payment of long-term debt                                 750,000      (65,965)
Distribution to owners                                     (7,593)           0
Principal payments on
 capital lease obligations                                 39,454      (1,617)
                                                   ---------------   ---------
Net cash provided by financing activities               3,390,218      470,583
                                                    -------------   ----------
Net increase in cash                                      166,130       10,046
                                                   --------------   ----------
Cash, beginning of period                                 772,080       71,239
                                                  ---------------   ----------
Cash, end of period                                      $938,210      $81,285
                                                  ===============   ==========

Supplemental Cash Flows Disclosures
Noncash items
Equipment acquired under capital lease                   $341,200      $11,146
                                                  ===============   ==========
Common stock issued for consulting
services and rent                                           369          190
                                                     ============   ==========

                       See Notes to Financial Statements

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      March 31, 1999 and December 31, 1998

1.  Summary of Significant Accounting Policies
Company - Toups Technology Licensing, Incorporated ("TTL or The Company"), a Florida Corporation was formed on July 28, 1997, and activated its startup operations on November 1, 1997. TTL is a diversified technology development and manufacturing company that seeks, authenticates and secures the rights to manufacture and market new technological advances that have applications in the energy, environment, natural resources, and health care industries. At the end of the first quarter of 1999, the Company was comprised of nine divisions. The consolidated financial statements include the accounts of the Company and the following wholly owned subsidiaries. All material intercompany transactions have been eliminated.

Subsidiaries Name                           Business Activity

Advanced Micro Welding,  Inc.  (AMW)  Advanced  Micro  Welding,  Inc., a Florida
     Corporation, was formed on February 3, 1992. The Company's primary operations consist of custom metal fabrication and micro welding. AMW now operates as TTL Manufacturing and TTL Precision Micro Welding.

Brounley  Associates,  Inc.  (Brounley)  Brounley  Associates,  Inc.,  a Florida
     Corporation, was formed on February 23, 1994. The Company is engaged in the design, manufacture and sale of radio frequency (RF) generators.

InterSource  Healthcare,  Inc.  (InterSource)  InterSource  Healthcare,  Inc., a
     Florida Corporation, was formed on November 9,1996. The Company sells and refurbishes medical equipment, provides services for medical facility development, and sells pharmaceutical products.

    Basis of Accounting - The accompanying consolidated financial statements are prepared using the accrual basis of accounting where revenues are recognized when earned and expenses are recognized when incurred. This basis of accounting conforms to generally accepted accounting principles.

                  TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      March 31, 1999 and December 31, 1998

    Basis of Presentation - Three Months Ended March 31, 1999 - The unaudited interim financial statements for the three months ended March 31, 1999 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting only of normal recurring adjustments) and disclosures which are necessary for a fair presentation. The results of operations for the three months, ended March 31, 1999 are not necessarily indicative of the results of the full year.

    Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

    Inventories - Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Work-in-process and finished goods include material, labor and overhead.

    Property, Plant and Equipment - All property, plant and equipment are recorded at cost. Depreciation, which includes the amortization of assets recorded under capital leases, is computed on the straight-line method over the estimated useful lives of the assets. Repair and maintenance costs that do not increase the useful life of the assets are charged to operations as incurred.

    Allowance for Doubtful Accounts - The Company establishes an allowance for uncollectible trade accounts receivable based on historical collection experience and management's evaluation of collectibility of outstanding accounts receivable. The allowance for doubtful accounts was $79,237 and $74,237 as of March 31, 1999 and December 31, 1998, respectively.

    Income Taxes - Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of the management, it is more likely than not that some portion of all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.


                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                March 31, 1999 and December 31, 1998 (continued)


    Earnings (Loss) per Share - Earnings per share are computed by dividing net income (loss) by the weighted-average number of shares issued and outstanding during the reporting period. Shares issued or purchased during the period affect the amount of shares outstanding and are weighted by the fraction of the period they are outstanding.

2.   Inventories

     Inventories as of March 31, 1999 and December 31, 1998 consisted of the following:

                                   March 31, 1999    December 31, 1998
         Raw materials              $    114,925           $ 455,357
         Work-in-progress                     -0-             46,004
         Finished Goods                  523,910              41,294
Total                               $    638,835          $  542,655

3.   Property, Plant and Equipment

     Property,   plant  and  equipment,   at  cost,   and  related   accumulated
depreciation and amortization as of March 31, 1999 and December 31, 1998 are summarized as follows:

                                    March 31, 1999    December 31, 1998

Leasehold improvements            $        137,782       $       96,999
Office furniture & equip.                  203,173              199,467
Machinery  & equip.                      1,683,840            1,505,517
Equipment under capital leases             789,289              448,089
                                          -------              --------
                                   $     2,814,084        $   2,170,072
Less:Accumulated depreciation              221,095              152,159
   and amortization
                  Total             $    2,592,989        $   2,017,913
                                         =========            =========






                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                March 31, 1999 and December 31, 1998 (continued)

4.  Related Party Transactions

     The  Company  has  the   following   receivables   from   officers   and/or
stockholders:

                                         March 31, 1999    December 31, 1998

 Interest-free demand note-Unsecured:
         Shareholders                      $   85,263         $   85,263
         Officers                               2,222              2,222
                                            ---------          ---------
                  Total                    $   87,485             87,485
                                            =========           =========
5.  Capital Leases

     The following is an analysis of the equipment under capital leases by major classes:

                                    March 31, 1999          December 31, 1998

       Machinery and equipment         $  789,289               $  488,089
       Less: Accumulated depreciation      84,772                   53,003
                  Total                 $ 704,517                $ 395,086

                  Amortization of leased equipment is included in depreciation expense and totaled $31,769 and $50,753 for the three months ending March 31, 1999 and the year ending December 31, 1998, respectively. The following is a schedule by years of future minimum lease payments as of March 31, 1999 and December 31, 1998.
                                           March 31, 1999   December 31, 1998

                       1999                     156,130          111,359
                       2000                     194,279          118,403
                       2001                     191,693          115,817
                       2002                     177,417          101,541
                       2003                     155,568           61,549
          Total minimum lease payments        $ 875,087         $508,669

                  TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                March 31, 1999 and December 31, 1998 (continued)



       Less:Amount representing interest  $ 185,104         $120.432
       Present value of net minimum
                      lease payments      $ 689,983         $388,237

     The present value of net minimum lease payments are reflected in the balance sheet as:

                                          March 31, 1999    December 31, 1998
Current portion of capital lease obligations  $87,384           $66,125
Capital lease obligations,
 net of current portion                       602,599           322,112

                                       $      689,983         $ 388,237

6.  Line of Credit

         InterSource maintains a $50,000 bank line of credit with interest payable monthly at bank prime (current 8.75%) plus 2%. At March 31, 1999 and December 31, 1998, the amounts due were $49,574 and $49,574 respectively. The line of credit matures November 30, 1999. Inventory and the personal guarantee of certain stockholders secure the line.

7.  Capital Stock

Common

As of March 31, 1999 and December 31, 1998, there were 24,561,724 and 22,217,299 shares issued and outstanding respectively. Of the 24,561,724 issued and outstanding at March 31, 1999, 6,034,056 shares are unrestricted and 20,190,668 shares are restricted as to the sale to other parties pursuant to the resale provisions of Sec. Rule 144. Of the 22,217,299 shares issued and outstanding at December 31, 1998, 6,034,056 shares are unrestricted and 16,183,243 shares are restricted as to the sale to other parties pursuant to the resale provisions of SEC Rule 144.

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                March 31, 1999 and December 31, 1998 (continued)


 Preferred

The Company is also authorized to issue 10 million shares of preferred stock having a par value of $1 per share. As of March 31, 1999, there are 750,000 preferred shares issued and outstanding and no shares issued or outstanding at December 31, 1998.

8.  Operating Leases

         The Company has leases for buildings, which are classified as operating leases. Total rent expense for all operating leases for March 31, 1999 and December 31, 1998 was $ 89,739 and $ 17,154, respectively.

     Future minimum lease payments under the noncancellable operating leases with initial or remaining terms of one year or more are as follows:

             1999      $       201,671
             2000              263,718
             2001              276,904
             2002              265,414
                     $       1,007,707

9.  Income Taxes

         The Company has cumulative net operating losses of approximately $2,300,000 at December 31, 1998, which are expected to provide future tax benefits of approximately $782,000 and $ 8,085, respectively, for both Federal and State purposes. A valuation allowance for the entire benefit has not been recognized as it is not reasonable to estimate when or if the benefit will be realized. These tax benefits expire beginning in 2012. The income tax expense recorded in the accompanying financial statements represents income taxes payable for operations of the companies acquired for activities prior to the dates of merger.

                  TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                March 31, 1999 and December 31, 1998 (continued)



10.  Other Significant Events

         The Augustine Notes. On February 17, 1999, the Company executed a series of agreements with Augustine Capital Group ("Augustine") relating to the purchase by Augustine of $1,500,000 of TTL's Series 1999-A Eight Percent (8%) Convertible Notes due January 1, 2002 (the "Notes") and the issuance of Warrants and registration rights relating thereto. On that same date, Augustine delivered $750,000 to TTL and is obligated to deliver a second $750,000 30 days following the registration of the shares underlying the Notes. As a part of the sale of the Notes, the Company provided 125,000 Warrants wherein each such Warrant entitles the holder thereof to purchase the Company's Common Stock at the rate of 110% of the closing bid price for the Common Stock on the date of such Closing (the closing bid price for the Company's Common Stock on February 17, 1999 was $2.00.) The notes can be converted to Common Stock of the company at a conversion price (the"Conversion Price") for each share of Common Stock equal to the lesser of (x) one hundred percent (100%) of the lowest of the closing bid prices for the Common Stock for the five (5) trading days immediately preceding the Closing Date (defined as the date of this Note); or (y) eighty percent (80%) of the lowest of the closing bid prices for the Common Stock for the five (5) trading days immediately preceding the Conversion Date as reported on the NASD

OTC Bulletin Board Market.

         The Shaar Preferred. On March 30, 1999, the Company executed a series of agreements and amended its articles of incorporation in order to complete the placement of $750,000 of its Series A 7% Preferred Stock with the Shaar Fund. Under the terms of the Series. A Preferred Stock, the holder may convert at 105% of the closing price (the "Closing Price" was fixed at $2.10 on March 30, 1999) anytime up to 90 days after issuance; 85% of the closing price anytime between 91 days and 119 days following closing; 80% of the closing price anytime between 120 and 149 days following closing, or; 75% anytime after 150 days following the closing date. The Company also issued 93,750 Warrants exercisable at $2.40 per share and granted certain registration rights. In addition, the Company issued 50,000 warrants exercisable at 120% of the closing bid price at the time of exercise as part of a finder's fee.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS

                Results of Operations for the Three Months Ended
                                 March 31, 1999

Overview:

Toups Technology Licensing, Incorporated ("TTL or "The Company") is a diversified technology development and manufacturing company that seeks, authenticates and secures the rights to manufacture and market new technological advances that have applications in the energy, environment, natural resources and health care industries. At the end of the first quarter 1999, the Company was comprised of nine divisions, five of which earned revenues during the first quarter.

Results of Operations

Three Months Ended March 31, 1999, Compared to Three Months Ended March 31, 1998

For the three months ended March 31, 1999, the Company reported revenues from operations of $1,887,946, a 177% increase over 1998 first quarter revenues of $680,805. First quarter revenues for both periods include revenues generated by the Company's wholly-owned subsidiaries Advanced Micro Welding, Inc. ("AMW"),
Brounley Associates, Inc. ("Brounley") and InterSource Health Care, Inc. ("InterSource") all of which were acquired subsequent to March 31, 1998. The revenue growth in the first quarter of 1999 came primarily from the increased order activity in InterSource with the company's entrance into the pharmaceutical market place.

During the first quarter of 1999, TTL organized its manufacturing divisions, formerly AMW, to better serve the custom manufacturing market place by positioning itself as a full service custom metal fabrication and precision micro welding provider. The Company also furthered the development of the in-house product line of BORS units with testing and modifications to extend the life of the units in the field and improve operating performance. The Company also organized Brounley and expanded its product offering into RF (radio frequency) communications devices, which complements its RF power generators sold to the laser industry. Brounley's expansion into this market provided crossover marketing with the manufacturing division's efforts in similar industries including defense-related contractors, medical device manufacturers and aerospace. The Company continued development but earned no revenues in its AquaFuel, EMT (electromagnetic tire recycling), Tunnel Bat and Power System divisions during the first quarter of 1999.

Cost of goods sold in the first quarter of 1999 was $1,808,648 or 96% of revenues, which was up from 65% of revenues for the first quarter of 1998. The increase in cost of goods sold as a percentage of revenues in 1999 was the result of InterSource establishing its pharmaceutical business (high volume, low margin), as well as the costs associated with improvements added BORS units in the field.

The Company's selling and administrative expenses of $1,500,604 were comprised of salaries, consulting fees, and other operating costs in the first quarter of 1999, up from $432,657 during the first quarter of 1998. This 247% increase in operating expenses was primarily the result of increased personnel expenses incurred by the Company in building its infrastructure, assembling a team of engineers, scientists and other professionals, and preparing its technologies for market applications. During the first quarter of 1999, the Company advanced the development of AquaFuel to the industrial application stage, entered new markets through InterSource and Brounley, established a distribution network and field support for BORS, continued design and production of the EMT process and Tunnel Bat units, and entered discussions with potential acquisition candidates, as well as candidates for technology licenses that fit with the Company's business plan.

As a result of these activities, the Company had a 1999 first quarter operating loss of $1,421,307, an increase from an operating loss of $197,692 for the same period of 1998.

Interest income during the first quarter period was generated from excess cash balances resulting from the Company's private equity and debt offerings.

As of March 31, 1999, the Company has open purchase orders for $25,000,000 (twenty-five million) in pharmaceutical product sales through InterSource. The Company also has distribution agreements for the sale of over 400 BORS units over the next 12 months.

The Company has entered into a license agreement for the EMT division to complete commercialization development and build 20 plants over the next five years. The Company has also produced commercial units for AquaFuel, and has received orders to begin production of Tunnel Bat units. The Company expects to generate revenues from these activities in 1999.

Liquidity and Capital Resources

Net cash used by operating activities of ($2,583,783) related primarily to the Company's $1,419,049 net loss and $1,538,321increase in accounts receivable. The Company, however, had a net working capital surplus of $3,015,468, an increase of $1,472,664 from December 31, 1998. The increase in working capital was principally the result of an increase in financing activities through the issuance of $2,600,764 in equity securities and 750,000 in convertible debt securities through private offerings.

As of March 31,1998 the Company had $49,574 drawn on a $50,000 bank line of credit for InterSource. The Company has no other bank financing or other traditional debt obligations outstanding other than trade payables, accrued expenses, and capitalized lease obligations due from the normal course of business.

The Company believes its existing cash, together with projected cash flows from operations and the availability of future equity and debt offerings, will be sufficient to meet the Company's cash requirements in 1999.

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

                                  May 20 1999


                    By Leon H. Toups, Chief Executive Officer




                                S/S LEON H. TOUPS
                                   (Signature)

                                   (Signature)