Form 10KSB/A
period 1998-12-31
TOUPS TECHNOLOGY LICENSING INC /FL
filed 1999-07-21
CIK 1056748

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   Form 10-KSB/A

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


     The Company's revenues for the fiscal year ending December 31, 1998 were $2,221,709.


     At July 21, 1999, the closing bid price of the Company's common stock was $0.96 The Company's common stock is traded under the symbol "TOUP."


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

Part F/S

Signatures

                                     Part I

Item 1            Description of Business.

     The Company

     Toups Technology Licensing, Inc. was incorporated in the state of Florida on July 28, 1997. The Company was formed to improve, enhance or remediate the environment through technologies and services. During June, 1999, the Company grouped its nine divisions into three major divisions titled Environmental
Solutions, Manufactured Products and E-Commerce. Led by its Environmental Solutions Division, the Company works to achieve its business purpose through these three major divisions:

     Toups Technology Environmental Solutions sells equipment and techniques principally through its Village Concept of converting solid and liquid wastes into useable energy and carbon black.

     The Company's Manufactured Products division is the manufacturing source for the Balanced Oil Recovery System, Tunnel Bat Culvert Vehicles and a host of high tech radio frequency power supplies.

     The Company's E-Commerce division features TTLOnline.com, an internet retail marketing program and InterSource HealthCare, an internet marketer of medical equipment, supplies and pharmaceuticals.

     Results of 1998 (first full year) Operations - The following discussion should be read in conjunction with the Company's audited financial statements for the years ended December 31, 1998 and 1997 which are included herein. Sales for 1998 were $2,221,709, an increase of $1,877,546 or 546% from $344,149 in
1997. Gross profit for 1998 was $825,751 or 37% of revenues, which was down from $141,460 or 41% of revenues for 1997. The slight decrease in gross profit as a percentage of revenues in 1998 was the result of a profit margin of the in-house manufactured BORS Lift during its product introduction.

     The Company's selling, general and administrative (SG&A) expenses of $5,985,169 were comprised of development expenses, salaries, consulting services, and other operating costs in 1998, up from $126,631 during 1997. As a percentage of revenues, SG&A increased to 269% in 1998 up from 37% in 1997. SG&A expenses increased in 1998 to support further technology development, new product introductions and future business expansion.

     The Company attributes 71% or $3,580,123 of its losses during 1998 to a one-time charge against earnings relating to the issuance of common stock to attract and retain key pesonnel, to acquire various license agreements, to make acquisitons and for other develomental needs. The Company attributes the remaining 29% or $1,459,463 of its losses to earnings at the full-year ending December 31, 1998 to first year operational losses incurred in the development and market introduction of its various technologies. (See "Independent Auditor's Report and accompanying consolidated balance sheets of Toups Technology Licensing, Incorporated and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended" which begin on Page F-1).

     For the year ended December 31, 1998, the Company had total assets of $5,685,185 as compared with $562,054 for the period ending December 31, 1997 and stockholders equity grew from $256,484 at December 31, 1997 to $3,733,143 at the year ending December 31, 1998.

     The Company envisions growth during 1999 will be approximately 80% internal and 20% from the licensing/acquisitions of new technologies. The Company estimates it will derive revenues during 1999 from all current divisions. The Company intends to acquire technologies through licensing, joint ventures, acquisitions, manufacturing rep agreements and other similar means. The Company intends to commercialize its technologies through joint ventures; strategic alliances; sub-licenses; providing services; and through the direct manufacture and sale of products.

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

     Operating structure - In addition to the above named Officers, at the staff level to support all technologies, the Company has a Safety Officer, Engineering Coordinator, Sales Manager, Compliance/Quality Control Director and Purchasing Coordinator. At the line level, the Company typically engages an industry-experienced professional as Division Manager. This structure preserves the single-minded, entrepreneurial spirit of each project while providing managerial support in matters relating to operations, sales and marketing, finance and business development.

     Operating facilities - The Company's headquarters and manufacturing facility occupies approximately 50,000 (fifty thousand) square-feet within the 96-acre Pinellas Science Technology and Research Center ("STAR Center") located at 7887 Bryan Diary Road, Largo, Florida. The Company also has leased a 10,000 (ten thousand) square foot stand-alone building within which is housed TTL's Environmental Solutions Division. The Company also maintains its Balanced Oil Recovery System (BORS) Lift Engineering office in Claremore, Oklahoma. (See "Description of Property").

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

Divisional Summary:

     Environmental Solutions Division - represents the focus of the Company's business purpose and encompasses proprietary waste-to-energy equipment designed to treat all hydrocarbon-based waste in a closed, non-polluting environment. The equipment includes:

     i.  Pyrolytic Carbon Extraction(a),
     ii. Pyrolytic Tire Reclamation and the
     iii.Hot Plasma Destructive Distillation(a)

     In  addition,   the  Environmental   Solutions   division  features  three,
clean-burning alternative fuels including:

     i.  Phoenix 777(a);
     ii. AquaFuel(a), and;
     iii.Magnegas(a).

     Manufactured Products Division - supports the Company's business purpose through the fabrication and assembly of the environmental equipment cited above as well as acting as the manufacturer for the Company's Balanced Oil Recovery System Lift, Tunnel Bat Culvert Reclamation Vehicles and a complete line of high-tech radio frequency powered generators. The Manufactured Products Division earns revenues through the sale of proprietary manufactured products for the Company and as an outsource provider for a host of third-party manufactured parts and products.

     E-Commerce Division - supports the Company's business purpose through conducting secured transactions through the internet for both the Company's line of products as well as on a fee basis for third party merchants. At present, the E-Commerce Division featuring InterSource HealthCare, markets medical equipment as well as a host of medical products and pharmaceuticals. TTLOnline.com came on-line during June, 1999 to serve as the marketplace for our E-Commerce Division allowing the Company to now stock our shelves with a host of products which will be offered for sale on a shared-revenue basis. The E-Commerce Division earns revenues through the sale of both proprietary and third-party products on the internet.

     1998 into 1999. During 1998, the Company grew from 5 to 88 employees and from occupying 5,000 square-feet in a single location to now operating a 50,000 square foot manufacturing, precision micro-welding facility, a 10,000 square foot off site location, a national engineering office in Claremore, Oklahoma.

     Also during 1998, the Company acquired the rights to four technologies, made three acquisitions and increased assets from approximately $562,054 to $5,685,185. The Company continues to operate with minimal debt and normal trade payables and has seen meaningful revenue growth from the last quarter, 1998 to the first quarter, 1999. With the maturing of the Company's three divisions coupled with the recently completed private securities sale of $2,250,000, the Company is confident it can expand operations for the remainder of 1999.

     Research and development. As a facilitator of technologies, a portion of the Company's cash will be used to finance the development of its products, particularly its Tunnel Bat technologies. The Company also estimates it may incur additional research and development costs in relation to Alternative Fuels. As of this writing, the Company estimates such 1999 research and development costs would be approximately: Tunnel Bat vehicles - $72,000 and; potentially, Alternative Fuels - $300,000.

     The Company earns its revenues primarily through the sale and service of the following product lines.

     Environmental Solutions:

         Equipment:

              Pyrolytic Carbon Extraction(a)(PCE) Processor
              Hot Plasma AquaFueler(a) 1500
              Pyrolytic Tire Reclamation Process

         Alternative Fuels:

              AquaFuel(a)
              Phoenix 777(a)
              Magnagas(a)

     Manufactured Products

         Balanced Oil Recovery System Lift
         Tunnel Bat Culvert Reclamation Vehicle
         Brounley Radio Frequency CO2 Lasers and Power Generators

     E-Commerce Division

         InterSource HealthCare
         TTLOnline.com

                   Pyrolytic Carbon Extraction (PCE) Processor

     The Company's Pyrolytic Carbon Extraction Process or PCE treats both liquid and solid hydrocarbon-based waste in a closed system without releasing harmful emissions, fluids or solids into the environment. The industrial system transforms about 40% of the waste into carbon black. The remainder becomes a clean-burning gas named Phoenix 777(a) which demonstrates exhaust and combustion properties superior to natural gas. The combustion of Phoenix 777(a) emits less than half of the carbon dioxide of natural gas and virtually no carbon monoxide or hydrocarbons, is lighter than air and has a distinct odor which is an important safety feature..

                                (Picture Omitted)


     The PCE refinery or fuel-processing unit provides for both mechanical and electrical output. The unit operates on wastes ranging from household garbage, tires, vegetable matter, manure of all types, waste oils (fossil or vegetable), animal fat and a host of other hydrocarbon-based waste.

     The PCE unit is a dual-fuel unit. The PCE unit is designed to be activated with propane and once in operation, the dual-fuel capability allows the unit to switch from propane to its own Phoenix 777(a). The unit will consume about 20% of the Phoenix 777(a) produced in the course of its operation.

System Features:

         Fuel: Waste material such as paper, plastic, tires, animal fat, used motor oil, cloth, bio-mass

         Power Plant:  4-cylinder internal combustion engine carbureted for propane and Phoenix 777@ - (diesel or gasoline configuration optional)

         Automatic operation  using embedded controller



System Benefits:

          o Produces drinking and potable water with optional evaporator unit o Waste disposal solution with short-term payback capabilities o Generation of electricity when put in series with a generator o Environmentally clean - no emissions, no landfill waste o Carbon black extraction affords additional revenue stream o Minimal global warming contribution o No fuel or electric costs for operation

Manufacturing:

The Company fabricates and assembles the PCE equipment at its Largo, Florida based plant.

                            Hot Plasma AquaFueler1500

     TTL's Hot Plasma AquaFueler 1500 is designed to recycle a variety of materials into a clean burning, combustible fuel. Some of the materials for which this unit was designed to convert to a useful, combustible gas include:

   - Chemical/hydrocarbon contaminated soil, PCP contaminated transformer oil, Water/land-based oil spills, Refinery pit oil, Antifreeze, Solvents, Processing oils, Hazardous runoff water, Paint sludge, Crankcase sludge, Bilge water, Processing oils, Tank bottoms, Parts washer solvents, Chemical wash water

The AquaFueler

     The AquaFueler 1500 makes up to 3,000 cubic feet of clean-burning AquaFuel per hour for about five cents per cubic foot. Three one-by-twelve-inch carbon rods are automatically fed into the liquid-filled AquaFuel generation chamber. Liquids used in the process can range from salt water to raw sewage. The AquaFueler 1500 is the only safe, reliable and effective way to make AquaFuel.

                                (Picture Omitted)


Manufacturing:

     The Company fabricates and assembles the AquaFuel 1500 equipment at its Largo, Florida based plant.

                    Pyrolytic Tire Reclamation (PTR) Process

     The Company's PTR Process was developed to recover the oil, steel and carbon black used in the manufacture of tires. The process is self-contained, using scrap tires as the feed-source, fed in through the PTR equipment as a means to reduce the tires to their basic elements. As a percent of weight, the by-products of each tire are 10% steel; 25% fuel gas; 25% Petro-chemicals, and; 40% carbon black. The PTR technology reclaims these products which are then offered for sale.

     The PTR technology differentiates from competition because there are no emissions and, therefore, no residue from combustion. The PTR technology is further differentiated from competition in its modular design, which allows for a tire "plant" to be a single unit up through a full-scale, multi-unit plant.

                                (Picture Omitted)


PTR Research and Development - The final commercial development of the PTR equipment will take a two-pronged path through (i) the fabrication of the actual PTR module and; (ii) a detailed analysis of materials resulting from the PTR equipment including carbon black, oils and Petro-chemicals. The purpose of the Company's testing program is to determine the quality and character of the materials produced by the equipment such that a market demand determination can be made.

Manufacturing

     As a part of its development agreement with a national heat rod company, the Company intends to outsource portions of the fabrication aspect of its PTR technology

                                    AquaFuel

     AquaFuel is produced as a result of recycling liquid waste. AquaFuel is a non-fossil, combustible gas that results from the introduction of an electric arc under water in the presence of carbon. The resulting fuel is so clean-burning that it gives off as much carbon monoxide in 24 years as the same engine on gasoline does in 24 minutes.

     At present, the only device able to manufacture AquaFuel in commercially viable quantities is the AquaFueler 1500.

     AquaFuel can be used to power everything from cooking stoves to electric generators to replacing acetylene for metal cutting.

     The various studies completed until now have identified the following main characteristics:

   1) AquaFuel is cost competitive even neglecting its free production as a byproduct of sewage recycling, it has dramatically less pollutants in the combustion exhaust, and can be more easily and safely produced and stored than any other combustible gas, ;

   2) In view of the above characteristics, AquaFuel is clearly among the best fuels available at this writing for automotive and other uses on a world wide basis, with particular reference to consumer, but also for municipal, industrial and military applications;

   3) The AquaFuel process provides a basically novel method for recycling liquid waste which produces AquaFuel as a usable gas, water usable for irrigation and solids usable for fertilization;

4)   AquaFuel  is  an  excellent  gas  for  the   production   of   electricity,
     particularly in the free form obtained from the recycling of liquid waste from cities and municipalities.

   5) Systematic scientific experimentation and theoretical studies of the chemical and particulate behavior have identified a number of anomalies in AquaFuel which are applicable to all other gases, thus permitting a new gas technology with implications and applications to the entire gas industry and consequentially vast, additional economic horizons.

                                 Phoenix 777(a)


     Phoenix 777(a) is derived through the operation of the Company's Pyrolytic Carbon Extraction equipment.

     Phoenix 777(a) demonstrates unique properties with exhaust and combustion properties superior to natural gas.

     Combustion emits less carbon dioxide emissions than natural gas and virtually no carbon monoxide (as measured by percentage of emissions) or unburned hydrocarbons (as measured by parts per million).

     It also contains a concentration of oxygen higher than 7% plus water vapor. And, like natural gas (methane), it is lighter than air and has a distinct odor.

     Measurements to date reflect in combustion, Phoenix 777(a) emits:

         CO2        7%
         O2         9%
         CO         0.02%
         the balance of the emissions contain water vapor

     Phoenix 777(a) has also been found to contain approximately 800 Btu per cubic foot.

                         Manufactured Products Division

The Company's Manufactured Products Division is the manufacturing source of:

         Balanced Oil Recovery System Lift
         AquaFueler 1500
         Pyrolytic Carbon Extractor
         Pyrolytic Tire Reclamator
         Tunnel Bat Culvert Reclamation Vehicles
         Radio Frequency Plasma Generators and associated proprietary products including:

     The Company's manufacturing division incorporates state of the art custom metal fabrication and machining. The Company's metal fabrication capabilities allow TTL to build to print products for a wide range of industrial and business needs. With its in-house equipment, TTL can fabricate a wide range of material including stainless and carbon steel, aluminum, copper, titanium and incanel. TTL's machine stop is equipped to do prototype, customer or production work. TTL has the latest in CNC technology with A Hass Hl-4 30hp Lathe and a Haas VF-4 vertical milling center. The equipment is efficient for production runs and the Company also has several vertical mills, tooling lathes and drill presses. In addition, TTL's Manufactured Products Division offers a total range of welding capabilities including inert gas or CO2, plasma, laser and electron beam welding.

1.     It is an excellent source of revenues;

2. It provides for increased efficiencies resulting from distributing overhead, operating costs and providing additional buying power;

3.     Exposure to potential business and strategic partners;

4. Real-time control over quality, timing and workmanship for all proprietary products. New inventions often require one-of-a-kind specialty parts. Given the unique nature of many TTL manufactured products, exact attention to specifications is assured while retaining flexibility mindful of changing designs and invention.

     The manufacturing facility occupies 50,000 square feet in the Pinellas Science Technology and Research Center. Formerly occupied by Lockheed Martin Specialty Components as a high-tech parts provider to the Department of Energy, the 96-acre center has been converted to a home for private technology firms and manufacturers.

     The following highlights the Company's Manufactured Products Division market-ready product line.

                  The Balanced Oil Recovery System (BORS) Lift

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

                                (Picture Omitted)

     The operating concept is based on a balanced technology of extracting oil through a collection tube and dumping it into a collection tank without bringing up water. Using the BORS lift, wells that were expelling 25 barrels or more of salt water every day are now pulling up only oil, saving on salt water disposal. Installations of the BORS lift have demonstrated an average 387 percent increase in oil production and a decrease in per barrel electric costs from $3.50 to $0.035.

Manufacturing

     The Company manufactures the BORS device in-house except for the galvanizing process. The Company purchases the computers and motors for the BORS device from national suppliers. Based on current equipment and facilities, the Company is able to manufacture 125 BORS units per month on a single-shift basis and can manufacture up to 500 BORS units per month on a three-shift basis. The Company currently maintains storage facilities in Claremore, Oklahoma which can inventory BORS units pending sale and delivery.

                     Tunnel Bat Culvert Reclamation Vehicle

     The Tunnel Bat technology refers to a vehicle specifically designed to mobilize the removal of silt, debris, vegetation, soil, rock, and other types of blockage from inside a box culvert. Box culverts relate to a sewer or drain running under a road or embankment. Invented by Dave Richardson in 1994, the Tunnel Bat vehicle represents a solution to the growing problem of removing blockage from box culverts. The unit is driven by a person, moves both forward and backward at about 3 to 5 mph with attachments are on both front and rear.

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

   Before the Tunnel Bat           After The Tunnel Bat

(picture omitted)                      (picture ommitted)


     The Company has now completed preliminary production designs and is ordering parts components necessary to construct the first mass production Tunnel Bat vehicle. The Tunnel Bat Licensor, Mr. David Richardson, operates a Tunnel Bat service company within the State of Florida and operates with two Tunnel Bat vehicles.

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

Municipal Solid Waste

     The municipal solid waste (MSW) industry has four components: recycling, composting, landfilling, and combustion. The U.S. Environmental Protection Agency defines MSW to include durable goods, containers and packaging, food wastes, yard wastes, and miscellaneous inorganic wastes from residential, commercial, institutional, and industrial sources. It excludes industrial waste, agricultural waste, sewage sludge, and all categories of hazardous wastes, including batteries and medical wastes. More than 209 million tons of MSW was generated in 1994. Paper and paperboard accounted for 81.3 million tons (38.9 percent) of the total waste stream, yard wastes 30.6 million tons (14.6 percent), plastics 19.8 million tons (9.5 percent), metals 15.8 million tons (7.6 percent), food 14.1 million tons (6.7 percent), glass 13.3 million tons (6.3 percent), and other 34.2 million tons (16.4 percent).

Type of Process and Capacity - Competitive answers to MSW

     Generally, WTE facilities can be divided into two process types: mass burn and refuse-derived fuel (RDF). Mass burn facilities process raw waste; it is not shredded, sized, or separated before combustion. Very large items such as refrigerators or stoves and batteries/hazardous waste materials are removed before combustion. Noncombustible materials such as metals can be removed before or after combustion, but they are usually separated from the ash with magnetic separators. The waste is usually deposited in a large pit and moved to furnaces with overhead cranes.

     Combusting waste usually reduces its volume by approximately 90 percent. The remaining ash is buried in landfills. The ash is divided into two categories: bottom ash and fly ash. Bottom ash is deposited at the bottom of the grate or furnace. Fly ash is composed of small particles that rise during combustion and are removed from the flue gases with fabric filters and scrubbers. Fly ash is usually considered to be the more significant environmental problem.

     Waste is preprocessed at RDF facilities. Noncombustible materials are removed, increasing the energy value of the fuel. The extent to which noncombustible materials are removed varies. Most systems remove metals with magnetic separators; glass, grit, and sand may be removed through screening. Some systems utilize air classifiers, trommel screens, or rotary drums to further refine the waste.

     Modular facilities are small mass burn facilities; they are usually prefabricated and shipped fully assembled or in modules to the construction site. Mass burn waterwall facilities are usually custom-designed and constructed at the site. Waterwall furnaces contain closely spaced steel tubes that circulate water through the sides of the combustion chamber. The energy from the burning waste heats the water and produces steam. Some waterwall facilities also use rotary combustors to rotate the waste, resulting in more complete combustion.

     The overall majority of WTE facilities employ mass burn processes. Of the 101 facilities reporting the type of process employed in 1996, 86 were mass burn facilities and 15 were RDF facilities. Two of the mass burn facilities codisposed their waste with sludge. Although only 22 percent of the facilities were of the smaller modular type, 6 of the 13 facilities located in the North Central region were modular . Over half of the facilities were of the mass burn, waterwall type. More than 40 percent of the facilities are located in the Northeast and another one-third in the South. Only 22 percent are located in the West and North Central regions, where landfill space is relatively less scarce.

     The average capacity of U.S. WTE facilities is almost 1,000 tons per day. RDF facilities, on average, have more than twice the capacity of mass burn facilities (almost 1,900 tons per day versus 850 tons per day). The facilities in the Northeast and South regions have an average capacity greater than 1,000 tons per day. The average capacity of the facilities in the North Central and West regions is between 700 and 800 tons per day (Table 11). Modular facilities are by far the smallest, ranging from an average of 89 tons per day in the North Central region to 256 tons per day in the Northeast.

Primary Energy Form

     Over 80 percent of the 102 facilities produce electricity. Twenty of the 84 facilities that produce electricity cogenerate steam and electricity. Only 18 of the facilities produce just steam; 12 of those facilities are modular. None of the RDF facilities produce steam only, compared with more than half of the modular facilities, most of which are older facilities.

     In recent years most of the installations have generated electric power. The guaranteed market for electricity under PURPA minimizes the financial risk for facilities generating electricity. This condition could change if electricity prices drop as a result of restructuring in the electric utility market.

Air Pollution Control Equipment

     Various types and designs of air pollution control equipment are used by most WTE facilities. Dry scrubbers and baghouse filters used in combination are more efficient than most electrostatic precipitators in removing acid gases and particulates from stack gases. Nitrogen oxide and mercury emissions must also be controlled in most regions of the United States. Modular facilities that have exclusively used after-burn or two-chamber combustion systems can no longer rely on those systems for adequate pollution prevention in many parts of the United States. As a result, some have been retrofitted. Others have permanently closed down.

Participants

Waste-to-Energy Facilities

     As of the fall of 1996, there were 102 WTE facilities marketing energy in the United States. The number of facilities has declined by more than 10 percent during the past few years. Most of the WTE facilities in the United States are located in the East, where landfill space is the most scarce. WTE capacity has declined by approximately 2 percent over the last year or so, from almost 101,000 tons per day to approximately 99,000 tons per day.

     Almost half (48) of the WTE facilities in the United States are privately owned; 3 are joint public/private ventures; and the remainder are publicly owned. Twenty-five of the facilities owned by the public sector are operated by private sector. Thus, 70 percent of all U.S. WTE facilities are operated by the private sector.

Trends in Municipal Solid Waste Generation

     The generation of MSW has increased from 88 million tons in 1960 to 209.1 million tons in 1994. During that time, per capita generation of MSW increased from 2.7 pounds per person per day to 4.4 pounds per person per day. Per capital generation is expected to remain constant through 2000, when total MSW generation is expected to 223 million tons.

     In 1960, approximately 30 percent (27 million tons) of MSW generated was incinerated, most without energy recovery or air pollution controls. During the next two decades, combustion declined steadily, to 13.7 million tons by 1980, as old incinerators were closed. Less than 10 percent of the total MSW generated in 1980 was combusted. With the enactment of the Public Utility Regulatory Policies Act of 1978, (PURPA) and the emergence of a guaranteed energy market, combustion of MSW increased to 31.9 million tons or 16 percent of generation by 1990. All of the major new waste-to-energy facilities are designed with air pollution controls and have energy recovery. During the 1990s, the absolute amount of MSW combusted and converted into energy remained fairly constant, although the share declined slightly. By the year 2000, the amount of MSW combusted is expected to reach 34 million tons.

PCE differentiates from alternative MSW solutions

     At present, approximately 57% of Municipal Solid Waste is placed in landfills while 16% is used in combustion and 27% is recovered. What is important to note here is that of the estimated 16% of MSW which burned or used in combustion, produces two grades of ash which must then be buried at the landfill.

                                (GRAPHIC OMITTED)


     The reasons for the predominate use of landfills is understandable when considering the trend in tipping fees. Note the tipping fees for waste-to-energy facilities have grown to in excess of $62 per ton while the tipping fees for landfill disposal of MSW have remained constant since 1994 at approximately $31 per ton.

                                (GRAPHIC OMITTED)


     The most practical entry into the MSW marketplace, as it relates to the Company's Environmental Solution as delivered through TTL's Village Concept is by focusing on the use of Landfill for municipal solid waste. This becomes clear when considering the large market share currently held by Landfill and the many negative factors which accompany this type of MSW disposal.

                                (GRAPHIC OMITTED)

     MSW contains significant portions of organic materials that produce a variety of gaseous products when dumped, compacted and covered in landfills. Anaerobic bacteria thrive on the oxygen-free environment resulting in the degradation of the organic materials and the production of primarily carbon dioxide and methane. Carbon dioxide is likely to leach out of the landfill because it is soluble in water. Methane, on the other hand, which is less soluble in water and lighter than air, its likely to migrate out of the landfill. Of interesting note is a type of gas called Landfill gas or LFG.

     In the United States, there are 133 facilities that convert landfill gas into energy at landfill sites that are either operational or temporarily shut down. The LFG-to-energy facilities appear to be evenly distributed throughout the regions of the country. The West region has the largest number, followed by the Northeast, North Central and South. Almost on-third of all the facilities are located in California and New York has the second largest number. The first LFG-to-energy facilities began operations in 1979 and approximately 70 percent of the 133 facilities that are in existence today began operation during the 7 year period 1984 to 1990.

     To collect LFG, wells are usually drilled 30 to 100 feet into a landfill. Key characteristics of a landfill that determine the amount of gas available include the type and compactness of the refuse buried, the length of time is has been burned and the amount of rainfall in the area.

     Historically, LFG has been collected and flared at sites because it was uneconomical to convert to energy. Energy application include the use of low to medium Btu gas to generate electricity or as a boiler fuel. The LFG can also be upgraded for use in natural gas pipelines and small amounts of LFG are used for soil remediation or synthetic fuels.

     Most LFG-to-energy facilities create medium-Btu gas by filtering out particulate matter and removing water vapor. This gas has an energy value of approximately 500 Btu per cubic foot. Pipeline-quality gas (100 percent methane) can be created by further refinement to remove most of the carbon dioxide and other contaminants. However, in recent years the percentage of facilities producing pipeline-quality gas has declined as a result of low natural gas prices.

     Approximately 75 percent of the LFG-to-energy facilities in the United States produce electricity. Prices for the sale of electricity from LFG plants in 1994 were reported for 82 facilities (existing and planned). The average prices (in cent per kilowatthour) were 6.81, 5,76, 4.98 and 4.39 in the West, Northeast, South and North Central regions, respectively. Many of the facilities receive peak and off-peak rates.

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

     The Company also maintains a 10,000 square-foot  facility wherein is housed
its   AquaFuel(a)   division.   The  Company  also  maintains  an   engineering,
installation  and field  service  office in  Claremore,  Oklahoma.

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

     Since June 16, 1998, the date when the Company's shares began trading, the Company's per share price has ranged from $0.68 to $3.00 and has predominately traded at an average of $2.00 per share. Throughout this period from June, 1998 through the date of this filing, the Company's has traded an average of approximately 60,000 shares daily.

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

     The Company's registrar and transfer agent is Continental Stock Transfer &Trust Company.

Item 6   Management's Discussion and Analysis or Plan of Operation.

           Results of Operations for the Year Ended December 31, 1998

     The following discussion and analysis should be read in conjunction with the financial statements and related notes, as well as the discussion in the Form 10-KSB/A, which provide additional information concerning the Company's financial activities and condition.

Overview:

     Toups Technology Licensing, Incorporated ("TTL" or "The Company) business purpose is commercializing late-stage technologies, which are acquired through license agreements and acquisitions. The Company's technologies and acquisitions to date are in the energy, environmental, natural resource and healthcare market segments. At the end of 1998, the Company was comprised of nine divisions, six of which earned revenues during 1998. During the second quarter, 1999, the Company consolidated its nine divisions into three major divisions:
Environmental Solutions, Manufactured Products and E-Commerce.

Results of Operations

Fiscal Year Ended December 31, 1998, Compared to Fiscal Year Ended December 31, 1997

     Sales for 1998 were $2,221,709, an increase of $1,877,560 or 546% from $344,149 in 1997. The increase in revenues was attributable to the market launch and acceptance of the Company's BORS Lift units during the Fourth Quarter of 1998, as well as sales growth in the TTL Manufacturing division, formerly Advanced Micro-Welding, Inc. ("AMW"). AMW was accounted for as a pooling of interest by TTL during April 1998. Since TTL did not commence operations until November 1997, figures for the year ended December 31, 1997, reflect less than a full year's transactions (the subsidiary accounted for by the pooling of interest method reflect the full year's transactions for the year ended December 31, 1997). The Company made two other acquisitions during 1998: Brounley Engineering & Associates, Inc. ("Brounley") and InterSource Health Care, Inc. ("InterSource"), both of which were accounted for by the purchase method of accounting for a business combination. Accordingly, the accompanying statements do not reflect revenues or expenses related to the acquisition prior to the closing dates of September 30, 1998 and November 30, 1998, respectively.

     Gross profit for 1998 was $825,751 or 37% of revenues, which was down from $141,460 or 41% of revenues for 1997. The slight decrease in gross profit as a percentage of revenues in 1998 was the result of the profit margin of the in-house manufactured BORS Lift during its product introduction.

     The Company's selling, general and administrative (SG&A) expenses of $5,985,169 were comprised of development expenses, salaries, consulting services, and other operating costs in 1998, up from $126,631 during 1997. As a percentage of revenues, SG&A increased to 269% in 1998 up from 37% in 1997. SG&A expenses increased in 1998 to support further technology development, new product introductions and future business expansion. In 1998, $3,580,123 or 60% of SG&A expenses were non-cash expenses paid for through capital stock issued for services to further the Company's technologies. The Company used its capital stock for 60% of total SG&A expenses to further its development and preserve cash.

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

     As a result of these activities, the Company had a 1998 operating loss of $5,159,418, a decrease from an operating profit of $14,829 for 1997.

     Net interest expense for 1998 was $14,613, up from ($543) in 1997. Interest expense related to borrowings of wholly-owned subsidiaries.

Liquidity and Capital Resources

     Net cash used by operating activities of $2,418,348 related primarily to the Company's operating loss less the capital stock issued for services and the increase in accounts receivable and inventories from BORS lifts sales in the fourth quarter of 1998. The Company, however, had a net working capital surplus of $1,545,580 at year end, an increase of $1,447,469 from December 31, 1997. The increase in working capital was principally the result of an increase in accounts receivable resulting from Fourth Quarter BORS Lift sales and financing activities through the issuance of $3.8 million in common stock through private equity offerings. At December 31, 1998 the Company had $5,685,185 in assets and $3,733,143 in stockholders' equity up from $275,611 and $155,694 respectively at December 31, 1997.

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

     The Company recognizes revenues under the accrual basis of accounting where revenues are recognized when earned. Revenues are considered earned when product has been shipped. The Company accounts for all of its operating subsidiaries in this manner.

     At fiscal year-end 12-31-98, the Company had $1,768,999 in accounts receivable which represents 80% of total sales at that time. The accounts receivable were derived primarily from sales of our Balanced Oil Recovery System Lift in the fourth quarter of 1998. For certain BORS customers, the Company carries 90-day terms. The Company considers all of its accounts receivable to be collectible. However, the Company has recorded a $79,237 write-off for doubtful accounts for the year ending December 31, 1998. The Company does not anticipate this condition to continue in future years for two reasons: (i) the BORS was a development product for the first three quarters of 1998. For that reason, meaningful sales did not begin until the fourth quarter and (ii) 1998 was a development-stage year for the Company and we are already seeing a maturing of our divisions and expect our accounts receivable to reflect this balance as a percentage of total sales for this year.

     The Company did not consider segment reporting to be either cost effective or practical at year end 1998. Up to this point, the Company has not used segment reporting for internal use. At the close of 1998, the Company's "divisions" were aggregated with revenues primarily derived from manufacturing operations. Further, those "division" which out of this realm (InterSource) were not a part of the Company until the end of the year. The Company intends to use the segment accounting approach for its annual audit for the period ending December 31, 1999.

     As a part of its joint-venture project, the Company is obligated to issue 2,000,000 of its unregistered common stock to the President of AquaFuel-Dominicana and such shares shall become fully vested upon formalization and initial payments relating to the Company's joint-venture agreement. The Company anticipates these shares will all become fully vested during the course of 1999. When said shares become fully vested, the Company shall account for such shares strictly according to their fair market value at date of issuance. "Fair market value" is an amount equal to 100% of the cash-price received by the Company for any stock sales or 100% of the average closing "bid" price of the Company's shares for the thirty-days immediately preceding the issuance/vesting of such shares.

     Dominican Republic Joint-Venture Update Report. The Company entered a joint venture agreement with parties in the Dominican Republic during December, 1998. The folowing summarizes the various activities surrounding the joint venture since that date.

December, 1998 TTL enters joint-venture with Compania de Luz y Fuerza de las Terrenas to construct and operate AquaFuel production plants and AquaFuel electric power generation facilities in the Dominican Republic. Luz y Fuerza, headquartered in Santo Domingo, Dominican Republic, is a consortium of entities organized to privatize the delivery of electric power throughout the country.

January 4, 1999 Announcement of the joint-venture where TTL states the first Dominican AquaFuel production plant will be built according to a 15-month feasibility and development schedule. The Company states design and engineering has begun and the first-ever commercial AquaFuel production unit will be completed by May, 1999. The unit is to be designed to produce up to 4,000 cubic feet per hour of AquaFuel gas.

January 20, 1999 Equipment contract awarded. TTL announces the selection of 16-year old, Alabama-based Dixie Arc to design the first AquaFuel commercial unit able to produce a minimum of 4,000 cubic feet of AquaFuel per hour on a continual basis. The device, called the Dixie Arc Clean Arc Furnace System, will combined the proven Dixie Arc furnace technology with a pressurized gas production apparatus.

February 3, 1999 State-side Technology validation. The following members of the Dominican Republic government attend a TTL-sponsored three day visit to validate the technology. In attendance were Ing. Ernesto Reyna, Asesor Ambiential del Presidente (equivalent to the director of the US Environmental Protection Agency); Ing. Radhamas Lora, Colonel, General Director of Forestry; Bolivar Rodriguez, Director of Industry. Also in attendance for the validation were officers and directors of AquaFuel-Dominicana including John Rivera, President of AFD and Isaias Arbaje, Vice-President of AFD and former sub-secretary of agriculture for the Dominican Republic.

     At the conclusion of the validation visit, TTL video-taped all three Dominican Republic officials as they enthusiastically endorsed the AquaFuel technology.

March 22-26, 1999 Dominican Republic-based technology validation. TTL executives and technicians present the AquaFuel equipment and technology to a group of over 200 Dominican Republic dignitaries including members of their government, academia and industry. The Company held the validation presentation at the Universidad Dominicana O & M, Av. Independencia 200, Centro de los Heroes de Constanza, Santo Domingo, Republica Dominicana.

     The Company's technology was further validated at this meeting for use within the Dominican Republic.

April 27, 1999 What began as the Dixie Arc Clean Air Furnace System evolved in our patent-pending AquaFueler Auto 1500 which incorporates significant advances over demonstration and prototype equipment including the use of AC (alternative current) and new voltage regulation techniques. The device also introduces a new automated carbon rod management system where three rods are applied to a common electrode mantel using precise hydraulic computer control.

May 11 1999 Use of surfactant increases output from 1500 to 3000 cubic feet per hour. The Company's Hot Plasma Destructive Distillation process (using the AquaFueler 1500) adds a non-ionic surfactant to the contaminant in a proprietary mixture, boosts AquaFuel's power as estimated by the Company to 1,000 btu/cubic foot.

May 18, 1999 TTL is notified and agrees that the "best first use" of the alternative fuel technology would be in fulfillment of certain utility needs for a planned 2,500 home Public Urban Development scheduled for construction starting August, 1999.

June 16, 1999 TTL submits bid proposal to construct a 400-ton per day pyrolytic carbon extraction plant.

     The selection of our PCE technology verse our AquaFuel technology for this first plant is due in part to the out-dated equipment throughout the Dominican Republic. AquaFuel would require reconfiguration of existing Dominican Republic equipment. However, as our Phoenix 777 is more similar to natural gas, it can be engaged to operate the existing Dominican Republic equipment without significant alternation thus allowing TTL to meet the immediate requirements of the Dominican Republic Public Urban Development.

     The Company announced its patent-pending PCE equipment on June 21, 1999. The PCE equipment recycles all forms of liquid and solid hydrocarbon waste into a high Btu gas dubbed Phoenix 777 and carbon black.

     Ground Breaking The PUD is estimating to install the first pre-fabricated home during August 1999 and thereafter to assemble the pre-fab homes at the rate of 10 per day through completion of 2,500 homes.

By  virtue  of  our  AquaFuel-Dominicana   joint-venture  agreement,  TTL  would
thereafter derive revenues:

(i)  From the design and construction of the PCE plant;
(ii) 49% of all proceeds derived from the sale of the fuel either as a gas or through the sale of electricity.
(iii)Although not originally planned, by virtue of the wide array of waste able to be processed through our PCE equipment, the Company will also earn 49% of all "tipping" fees associated with waste management.

Summary

     On January 4, 1999, the Company estimated it would take approximately 15 months for project development. Based on the immediacy of both our PCE equipment and the needs of the Dominican Republic based Public Urban Development, we now revise our estimations and believe we will be deriving revenues starting in the September - October, 1999 time frame. If successful, this would represent only 9 to 10 months from execution of agreement to revenues versus the previous estimation of 15 months.

     As a part of its joint-venture agreement, the Company will negotiate a license agreement for the exclusive rights to commercialize AquaFuel in certain geographic areas. At this time, the Company has not negotiated any of the specific terms to such an exclusivity and cannot estimate what, if any, additional obligations would be incurred by either party.

     During 1998, the Company issued 5,602,697 unregistered, restricted shares of its stock to attract and retain key employees, to acquire various license agreements, to make acquisitions and for other developmental needs. These shares were valued at $728,351 ($.13 per share) based on restricted liquidity, lack of profitable operations and unproven marketability of several licensed technologies. After further review, it has been determined that a more reasonable value for these shares would be one in closer proximity to sales to others for similar shares, reduced for a lack of liquidity discount. Based on this approach the Company has determined that the shares should be recorded at $.639 per share. This change in value requires an additional, non-cash charge to 1998 general and administrative compensation of $2,851,772. This increases the Company's 1998 loss from $2,187,994 ($0.1798 per share) to $5,174,031 ($0.45 per share).

     Further, the balance sheet impact of the additional non-cash compensation expenseand the cvhange in accounting fo rthe Brounley acquisition increases additional paid-in capital from $5,484,590 to $8,892,522 and decreases Retained Earnings (Deficit) from ($2,146,369) to ($5,181,596). The overall change to the Stockholders' Equity section of the balance sheet is an increase of $372,345.

     Additionally, upon review it has been determined that the issuance of shares of the Company's common stock to certain officers and directors described above (since rescinded, see Note 19), fails to meet the standard of being routine or systematic in nature. Although the Company does not believe that such issuances were "in contemplation" of any business acquisition, it has been unable to sustain the burden necessary to support that belief. As such, they constitute an alteration of equity interest which precludes the use by the Company of pooling of interest accounting for the acquisition of Brounley. The Company has therefore restated its financial statements to employ the purchase method of accounting for the acquisition (see Audited Financial Statements, Notes 2 and 18).

     Of the 5,602,697 unregistered shares, 1,950,000 were issued to Officers and Directors in lieu of compensation. In light of the higher valuation and inherent tax consequences, the Company's officers and Directors have opted to convert the issuance of these shares to treasury shares in exchange for an option for the purchase of these 1,950,000 unregistered shares. The option rights will provide for the exercise of these options anytime during a three-year period following the issuance of the option.

     Under the terms of the proposed options, the recipient would be entitled to acquire unregisterd shares of the Company's common stock at a price equal to the "fair market" price which, for these purposes, is computed by taking an average of the closing bid price for the five days preceeding the issuance of the options. The option exercise price will then be fixed at 100% of the "fair market" price as described above on date of issuance. As the Company intends to issue the options at 100% of the fair market value without discount of any type, in the event any of the options are exercised, there would be no compensation expense.

     Had the Company issued options versus the shares, the Company would have been required to record the issuance of only 3,652,697 shares at the rate of $0.639 per share or a total charge to earnings of $2,334,073, an increase of $1,605,722 above the previously reported $728,351. Therefore, had the Company been allowed to value the issuance of options versus the issuance of shares, total losses for the year-ending December 31, 1998 would have been ($3,927,981) or ($0.34) per share on a weighted average basis or ($0.177) per share based on the number of shares outstanding at December 31, 1998.

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

Item 7            Financial Statements

                       TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997



                                                                      1997
                                                        1998        (Note 2)

                                     ASSETS


    Current assets:
      Cash                                            $772,080      $74,636
      Accounts receivable - trade (net of allowance
       of $74,237 and $5,000, respectively)          1,768,999       82,940
      Inventories                                      542,655            -
      Prepaid royalties                                 89,000       11,000
      Other current assets                               2,776            -

                   Total current assets              3,175,510      168,576

      Property, plant and equipment:
        Property, plant and equipment                2,170,072      136,460
        Less: Accumulated depreciation
         and amortization                              152,159       39,620

           Net property, plant and equipment         2,017,913       96,840

        Other assets:
         Goodwill, net of amortization of $19,597      372,345            -
         Security deposits                              31,932        5,000
         Related party receivables                      87,485             -
         Other assets                                        -         5,195

             Total other assets                        491,762        10,195

                   Total assets                       $5,685,185    $275,611


                 See Notes to Consolidated Financial Statements.

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997



                                                                      1997
                                                       1998         (Note 2)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


          Current liabilities:
             Accounts payable and accrued expenses  $1,391,826      $ 46,141
             Royalties payable                          42,843             -
             Income taxes payable                       40,562             -
             Deposits                                   39,000             -
             Current portion of capital lease           66,125        24,324
          obligations
             Line of credit                             49,574              -

                   Total current liabilities         1,629,930         70,465

          Long-term debt:
             Capital lease obligation,
               net of current portion                  322,112         49,452

                  Total liabilities                  1,952,042        119,917


          Stockholders' equity:
             Capital stock                              22,217          9,130
             Additional paid-in capital              8,892,522        146,537
             Retained earnings (deficit)            (5,181,596)            27

                   Total stockholders' equity         3,733,143        155,694


          Total liabilities and
           stockholders' equity                       $5,685,185     $ 275,611



                 See Notes to Consolidated Financial Statements.

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the year ended December 31, 1998 and 1997

                                                             1997
                                         1998               (Note 2)

Revenue                           $   2,221,709            $  344,149

Cost of goods sold                    1,395,958               202,689
                                      ---------               --------
Gross profit                            825,751               141,460

General and administrative expenses   5,985,169               126,631
                                      ---------               --------
Total operating earnings (deficit)   (5,159,418)               14,829

Other income (expense):
   Interest income                         6,621                  543
   Interest expense                      (21,234)                   -

         Total other income (expense)    (14,613)                 543
                                      -----------            --------
Net income (loss)                     $(5,174,031)           $ 15,372
                                      ===========            ========
Weighted average number of
   shares outstanding (Note 1)         11,492,162            8,881,751

Net income (loss) per share                 $(.45)              $.0017
                                            =====               ======


                See Notes to Consolidated Financial Statements.


                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the years ended December 31, 1998 and 1997



                                                                     1997
                                                          1998     (Note 2)

Cash flows from operating activities:
   Net income (loss)                                   $(5,174,031)    $15,372

   Adjustments to reconcile net income (loss) to net
      cash provided (used) by operating activities:
         (Gain) loss on sale of assets                           -          -
         Depreciation and amortization expense              96,219     10,709
         Bad debt expense                                   76,312      5,000
         Capital stock issued for services               3,580,123      8,470
         (Increase) decrease in accounts receivable     (1,492,893)   (64,537)
         (Increase) decrease in inventories               (365,147)         -
         (Increase) decrease in other current assets        (2,076)         -
         (Increase) decrease in security deposits          (26,932)     (5,000)
         (Increase) decrease in prepaid royalties          (78,000)    (11,000)
         (Increase) decrease in other assets                 5,195      (5,195)
         Increase (decrease) in accounts payable           570,102      45,952
         Increase (decrease) in royalties payable           42,843           -
         Increase (decrease) in accrued expenses           350,218          74
         Increase (decrease) in income taxes payable        (3,198)          -
         Increase (decrease) in other current liabilities    2,917           -

         Net cash provided (used) by operating activities(2,418,348)     (155)

Cash flows from investing activities:
   Acquisition of cash from investing                       14,610          -
   Acquisition of property, plant and equipment           (498,794)   (10,159)
   Proceeds from sale of equipment                               -          -
   Loans to related parties                                (18,428)         -
   Loans to subsidiary prior to acquisition               (164,297)         -

         Net cash used by investing activities            (666,909)   (10,159)

Cash flows from financing activities:
   Distributions to stockholders                            (7,592)   (41,527)
   Proceeds from the sale of capital stock               3,850,278    100,000
   Repayments on line of credit                             (4,600)         -
   Principal repayments on capital lease obligations       (55,385)    (4,197)
   Purchase of treasury stock                                    -          -

         Net cash provided by financing activities        3,782,701    54,276

Net increase in cash                                        697,444    43,962

Cash, beginning of year                                      74,636    30,674

Cash, end of year                                        $  772,080  $ 74,636

Supplemental Cash Flow Disclosures:
   Cash paid for interest                                 $   21,234  $ 1,903
   Cash paid for income taxes                             $    3,198  $    -

                See Notes to Consolidated Financial Statements.

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the years ended December 31, 1998 and 1997


                                    Common    Additional    Retained
                         Number      Stock      Paid-In     Earnings
                        Of Shares   (At Par)   Capital      (Deficit)   Total


Balance,
December 31, 1996
(Note 2)                  500,000    $   500   $26,182       $46,697    73,379

Issuance of common stock
 upon inception         8,250,000      8,250         -             -     8,250

Stock issued for:
 Services                 100,000        100         -             -       100
 Cash                     160,000        160    99,840             -   100,000
 Rent                     120,000        120         -             -       120

Net income  for the year
 ended December 31, 1997        -           -         -       15,372    15,372

Distributions to shareholders   -           -         -      (41,527)  (41,527)

Balance,
 December 31, 1997
  (Note 2)              9,130,000       9,130    146,537           27  155,694

Stock issued for:
 Services               5,602,697       5,603  3,574,520            - 3,580,123
 Cash                   5,381,361       5,381  3,844,897            - 3,850,278
 Acquisitions           2,103,241       2,103  1,326,568            - 1,328,671

Net loss for the year
ended December 31, 1998        -            -         -  (5,174,031)(5,174,031)

Distributions to shareholders  -            -         -      (7,592)    (7,592)

Balance,
 December 31, 1998    22,217,299      $22,217  8,892,522 (5,181,596)  3,733,143

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

Item 10  Executive Compensation

     The following table sets forth information respecting the compensation paid during the Company's last fiscal year to the President and Chief Executive Officer (CEO) and to the other executive officers of the Company. The Company does not compensate its Directors for their services.

Compensation Table

                                          Annual         Long Term
                                       Compensation     Compensation
        (a)                   (b)      (c)       (d)       (e)
                                                        Restricted
                                                          Stock       Total
Name and Principal                   Salary     Bonus    award(s)  Compensation
Position                    Year      ($)        ($)       ($)         ($)
Leon H. Toups               1998    $63,666       $0       $0        $63,666
President
Chief Executive Officer

Mark Clancy                 1998    $62,997       $0       $0        $62,997
Executive Vice President
Corporate Secretary

Michael P. Toups            1998    $61,958        $0       $0       $61,958
Vice President, Finance
Chief Financial Officer

Jerry Kammerer              1998(f) $48,000        $0        $0      $48,000

(a) All named executive Officers have served in their respective capacities since formation of the Company during July 1997 except Mr. Kammerer who served through August, 1998.
(b) The Company was incorporated during July 1997. The Company activated operations on November 1, 1997 and all three current officers were compensated at the rate of $3,000 per month for the months of November and December, 1997.
(c) Any increase in Officer compensation would be predicated on prevailing industry standards and the existing financial situation of the Company. The Board of Directors may authorize an increase in the compensation of the Company's executive officers without a vote of Shareholders.
(d) The Company did not make any bonus cash payments to its executive officers since inception except a Christmas bonus equal to one weeks salary which was also given to all of the Company's employees. However, the Company may, in the future, develop programs which may include bonus payments.
(e) During 1998, 1,950,000 unregistered common shares were issued to Officers and Directors in lieu of compensation. The shares were originally valued at $0.13 and subsequently valued at $0.639 as more fully described in the section herein marked Management's Discussion and Analysis. In light of the higher valuation and inherent tax consequences, the Company's officers and Directors have opted to convert the issuance of these shares to treasury shares in exchange for an option for the purchase of these 1,950,000 unregistered shares. The option rights will provide for the exercise of these options anytime during a three-year period following the issuance of the option. Under the terms of the proposed options, the recipient would be entitled to acquire unregisterd shares of the Company's common stock at a price equal to the "fair market" price which, for these purposes, is computed by taking an average of the closing bid price for the five days preceeding the issuance of the options. The option exercise price will then be fixed at 100% of the "fair market" price as described above on the date of issuance. As the Company intends to issue the options at 100% of the fair market value without discount of any type, in the event any of the options are exercised, there would be no compensation expense.
(f) Mr. Kammerer served as a Director and as the Company's Vice President, Business Development from January through August, 1998.

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

                           (1)                   (2)
                        Name and              Amount and
                        Address of             Nature of
                       Beneficial              Beneficial            (3)
Title of Class           Owner                    Owner        Percent of Class

Common              Leon H. Toups                 3,356,680(5)        15%
                    418 Harbor View Lane
                    Largo, Florida 33770

Common              Mark Clancy                   1,733,340(5)        7.8%
                    417 Barrett Court
                    Tampa, Florida 33617

Common              Michael Toups                  1,733,340(5)        7.8%
                    400 Palm Drive
                    Largo, Florida 33770

Common              Errol J. Lasseigne               188,263(6)        0.8%
                    2364 Violet Place
                    Palm Harbor, Florida 34685

Common              Leslie D. Reagin, III            469,873(6)         2.1%
                    720 Bluffview Drive
                    Belleair, Florida 34640

Common              Officers and Directors         7,481,496            33.6%
                    (three persons)

Common               Jerry Kammerer              1,660,000(4)           7.4%
                     1421 Water View Drive
                     Largo, Florida 33771

(1) Mr. L. Toups serves as the Company's President, Chief Executive Officer and Chairman of the Board of Directors. Mr. Clancy serves as a Director and as the Corporate Secretary and Executive Vice President. Mr. M. Toups serves as a Director and as the Company's Chief Financial Officer and Vice President, Finance.
(2) None of the named persons or Officer and Directors are holders of any options, warrants, right conversion privileges or similar items.
(3) There are no provisions which allow for a change in control of the issuer beyond the annual election of Directors. The Company is unaware of any voting trusts or similar agreements among its Shareholders.
(4) Mr. Jerry Kammerer is a former Director of the Company. Mr. Kammerer was terminated as an Officer and Director of the Company on August 20, 1998. As of January 19, 1999, of the 1,750,000 shares originally owned by Mr. Kammerer, 180,000 were eligible for resale pursuant Rule 144.
(5) As more fully described in the section marked Management's Discussion and Analysis and the Financial Statements which are a part hereof, during 1998, the Company compensated its officers and directors in part through the issuance of unregistered shares. At the year ending December, 1998, these shares were valued at $0.13. Subsequently, the Company's financial statements were restated to value these shares at $0.639 per share. One result of this restatement would value the compensation received by each of the three officers and directors at an additional taxable income of $415,350. All three officers and directors opted to rescind their shares in exchange for an option to acquire such shares at a later time. In the interim, the 1,950,000 shares are to be held in the Company's treasury account pending exercise of the options. In essence, the terms of the options allow each of the three officers and directors to acquire their shares at 100% of the market value on the date of grant and shall be valued and be considered issued on that date. Accordingly, "fair market value" shall be deteremined as the closing bid price of the Company's securities based on an average closing "bid" price recorded for the five days preceeding the issuance of the options.
(6) Messrs. Reagin and Lasseigne both became Directors of the Company at the annual meeting of shareholders held during May, 1999. Mr.Lasseigne acquired his shares during the Company's initial placement in November - December, 1997. Mr. Reagin acquired his shares through participation in the Company's initial offering in 1997 and two subsequent offerings. Messrs. Reagin and Lasseigne paid the same cash price as all other investors and were not afforded any special treatment.

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

Item 13           Exhibits and Reports on Form 8-K

During 1998 the Company filed three reports of Form 8-K:

Date of Filing    Event

         Acquisition of Brounley Engineering & Associates
         Acquisition of InterSource HealthCare
         Execution of AquaFuel(a) Joint-Venture Agreement

                                    Part F/S

 Harper, Van Scoik & Company, L. L. P.

                          INDEPENDENT AUDITORS' REPORT




Board of Directors and Stockholders
Toups Technology Licensing, Incorporated
   and Subsidiaries
Largo, Florida

     We have audited the accompanying consolidated balance sheets of Toups Technology Licensing, Incorporated and subsidiaries (the Company) as of December-31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Toups Technology Licensing, Incorporated and subsidiaries as of December-31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


February 2, 1999 (except for paragraphs 3, 4 and 7
   of Note 2 and Notes 17-20 as to which the date is June 21, 1999)

Harper, Van Scoik & Company, L. L. P.
A WORLDWlDE ORGANIZATION OF ACCOUNTlNG FlRMS AND BUSlNESS ADVlSORS


                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997



                                                                      1997
                                                        1998        (Note 2)

                                     ASSETS


    Current assets:
      Cash                                            $772,080      $74,636
      Accounts receivable - trade (net of allowance
       of $74,237 and $5,000, respectively)          1,768,999       82,940
      Inventories                                      542,655            -
      Prepaid royalties                                 89,000       11,000
      Other current assets                               2,776            -

                   Total current assets              3,175,510      168,576

      Property, plant and equipment:
        Property, plant and equipment                2,170,072      136,460
        Less: Accumulated depreciation
         and amortization                              152,159       39,620

           Net property, plant and equipment         2,017,913       96,840

        Other assets:
         Goodwill, net of amortization of $19,597      372,345            -
         Security deposits                              31,932        5,000
         Related party receivables                      87,485             -
         Other assets                                        -         5,195

             Total other assets                        491,762        10,195

                   Total assets                       $5,685,185    $275,611


                 See Notes to Consolidated Financial Statements.

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997



                                                                      1997
                                                       1998         (Note 2)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


          Current liabilities:
             Accounts payable and accrued expenses  $1,391,826      $ 46,141
             Royalties payable                          42,843             -
             Income taxes payable                       40,562             -
             Deposits                                   39,000             -
             Current portion of capital lease           66,125        24,324
          obligations
             Line of credit                             49,574              -

                   Total current liabilities         1,629,930         70,465

          Long-term debt:
             Capital lease obligation,
               net of current portion                  322,112         49,452

                  Total liabilities                  1,952,042        119,917


          Stockholders' equity:
             Capital stock                              22,217          9,130
             Additional paid-in capital              8,892,522        146,537
             Retained earnings (deficit)            (5,181,596)            27

                   Total stockholders' equity         3,733,143        155,694


          Total liabilities and
           stockholders' equity                       $5,685,185     $ 275,611



                 See Notes to Consolidated Financial Statements.

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the year ended December 31, 1998 and 1997

                                                             1997
                                         1998               (Note 2)

Revenue                           $   2,221,709            $  344,149

Cost of goods sold                    1,395,958               202,689
                                      ---------               --------
Gross profit                            825,751               141,460

General and administrative expenses   5,985,169               126,631
                                      ---------               --------
Total operating earnings (deficit)   (5,159,418)               14,829

Other income (expense):
   Interest income                         6,621                  543
   Interest expense                      (21,234)                   -

         Total other income (expense)    (14,613)                 543
                                      -----------            --------
Net income (loss)                     $(5,174,031)           $ 15,372
                                      ===========            ========
Weighted average number of
   shares outstanding (Note 1)         11,492,162            8,881,751

Net income (loss) per share                 $(.45)              $.0017
                                            =====               ======


                See Notes to Consolidated Financial Statements.

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the years ended December 31, 1998 and 1997


                                    Common    Additional    Retained
                         Number      Stock      Paid-In     Earnings
                        Of Shares   (At Par)   Capital      (Deficit)   Total


Balance,
December 31, 1996
(Note 2)                  500,000    $   500   $26,182       $46,697    73,379

Issuance of common stock
 upon inception         8,250,000      8,250         -             -     8,250

Stock issued for:
 Services                 100,000        100         -             -       100
 Cash                     160,000        160    99,840             -   100,000
 Rent                     120,000        120         -             -       120

Net income  for the year
 ended December 31, 1997        -           -         -       15,372    15,372

Distributions to shareholders   -           -         -      (41,527)  (41,527)

Balance,
 December 31, 1997
  (Note 2)              9,130,000       9,130    146,537           27  155,694

Stock issued for:
 Services               5,602,697       5,603  3,574,520            - 3,580,123
 Cash                   5,381,361       5,381  3,844,897            - 3,850,278
 Acquisitions           2,103,241       2,103  1,326,568            - 1,328,671

Net loss for the year
ended December 31, 1998        -            -         -  (5,174,031)(5,174,031)

Distributions to shareholders  -            -         -      (7,592)    (7,592)

Balance,
 December 31, 1998    22,217,299      $22,217  8,892,522 (5,181,596)  3,733,143


                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the years ended December 31, 1998 and 1997



                                                                     1997
                                                          1998     (Note 2)

Cash flows from operating activities:
   Net income (loss)                                   $(5,174,031)    $15,372

   Adjustments to reconcile net income (loss) to net
      cash provided (used) by operating activities:
         (Gain) loss on sale of assets                           -          -
         Depreciation and amortization expense              96,219     10,709
         Bad debt expense                                   76,312      5,000
         Capital stock issued for services               3,580,123      8,470
         (Increase) decrease in accounts receivable     (1,492,893)   (64,537)
         (Increase) decrease in inventories               (365,147)         -
         (Increase) decrease in other current assets        (2,076)         -
         (Increase) decrease in security deposits          (26,932)     (5,000)
         (Increase) decrease in prepaid royalties          (78,000)    (11,000)
         (Increase) decrease in other assets                 5,195      (5,195)
         Increase (decrease) in accounts payable           570,102      45,952
         Increase (decrease) in royalties payable           42,843           -
         Increase (decrease) in accrued expenses           350,218          74
         Increase (decrease) in income taxes payable        (3,198)          -
         Increase (decrease) in other current liabilities    2,917           -

         Net cash provided (used) by operating activities(2,418,348)     (155)

Cash flows from investing activities:
   Acquisition of cash from investing                       14,610          -
   Acquisition of property, plant and equipment           (498,794)   (10,159)
   Proceeds from sale of equipment                               -          -
   Loans to related parties                                (18,428)         -
   Loans to subsidiary prior to acquisition               (164,297)         -

         Net cash used by investing activities            (666,909)   (10,159)

Cash flows from financing activities:
   Distributions to stockholders                            (7,592)   (41,527)
   Proceeds from the sale of capital stock               3,850,278    100,000
   Repayments on line of credit                             (4,600)         -
   Principal repayments on capital lease obligations       (55,385)    (4,197)
   Purchase of treasury stock                                    -          -

         Net cash provided by financing activities        3,782,701    54,276

Net increase in cash                                        697,444    43,962

Cash, beginning of year                                      74,636    30,674

Cash, end of year                                        $  772,080  $ 74,636

Supplemental Cash Flow Disclosures:
   Cash paid for interest                                 $   21,234  $ 1,903
   Cash paid for income taxes                             $    3,198  $    -

                See Notes to Consolidated Financial Statements.

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Subsidiary's Name                          Business Activity
Advanced Micro Welding,
Inc(AMW) Advanced Micro Welding, Inc., a Florida Corporation, was formed on February 3, 1992. The Company's primary operations consist of custom metal fabrication and micro welding.

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

     Unaudited net sales and net income of the separate companies for the period prior to the acquisition were:
                                                         March-31,
                                                    1998             1997

     Net sales:
      Toups Technology Licensing, Incorporated(1)$      -          $      -
      AMW                                          109,154          344,149

                  Total                           $109,154         $
     Net income (loss):
      Toups Technology Licensing, Incorporated   $(215,096)        $(40,413
                  AMW                                7,246           55,785

                        Total                  $  (207,850)         $15,372


(1)Toups Technology Licensing, Incorporated was a development stage company during all of 1997.

Brounley Associates, Inc.

     On October 1, 1998, the Company acquired all the common stock of Brounley Associates, Inc. (Brounley) in exchange for 900,000 shares of the Company's restricted common stock. Brounley is engaged in the design manufacture and sale of radio frequency generators throughout the United States and abroad. The transaction has been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values.

     The excess of the purchase price over the fair value of the net assets acquired (goodwill) was $391,942 and is being amortized on a straight-line basis over 5 years.

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

     The following unaudited pro forma summary combines the consolidated results of the Company, InterSource and Brounley as if the acquisitions had occurred at the beginning of 1998 and 1997 after giving effect to certain pro forma adjustments, including, among other things, additional depreciation based on the fair value of equipment acquired and the estimated related income tax effect.


                                            1998             1997

In thousands, (unaudited)
      Net sales                          $4,134,161       $1,046,932
      Net income (loss)                 $(5,408,294)        (182,325)

     This pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been if the Company, InterSource and Brounley had been a single entity during 1998 and 1997, nor is it necessarily indicative of the results of operations which may occur in the future.

Joint Venture

     Effective December 15, 1998, the Company entered into an agreement with Compania DeLuz Y Fuerza De Las Terrenas, C. por A. (Utility), a Dominican Republic utility company, to form the joint venture "Aqua Fuel(a)-Dominicana, SA". The ownership of Aqua Fuel-Dominicana will be 49% to Toups Technology Licensing, Inc. (TTL) and 51% to the utility.

     The purpose of Aqua Fuel-Dominicana is the construction and operation of an Aqua Fuel production facility which, at a minimum, is able to generate 1.653 gigawatts of electric power during a twenty year period.

     The agreement outlines a three-step approach to accomplish Aqua Fuel-Dominica's purpose, 1) a feasibility study of an Aqua Fuel generator with a capability of at least 4,000 CF/hr to run a 1,000 KW generator successfully and continuously for a period of two weeks and is scheduled to conclude no later than sixty days after the Aqua Fuel generator is installed in the Dominican Republic; 2) immediately after the completion of the Feasibility Study, the development of the blueprints and design for construction of the Aqua Fuel production facility shall commence and will be completed no later than 60 days thereafter; and 3) the construction of the plant shall commence immediately upon receipt of the drawings and materials being available in the Dominican Republic and is scheduled for completion within six months.

     TTL's capital contribution to Aqua Fuel-Dominicana will be the delivery of the Aqua Fuel technology and the equipment as required by the agreement, the Utility is required to fund all other capital needs of the joint venture. Additionally, the Utility is to find investors who will invest at least $500,000 in TTL, TTL is to issue 500,000 of its shares to the Utility and 2,000,000 shares to the president of Aqua Fuel-Dominicana for services during 1999.

4.  Concentration of Credit Risk

     The Company maintains cash deposits with a bank that include funds greater than the federally insured limit of $100,000. The cash balances in excess of the insured amounts were $650,765 at December 31, 1998 and $-0- at December 31, 1997. Management believes the Company is not exposed to any significant credit risk related to cash.

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

5.  Inventories

    Inventories as of December 31, 1998 consisted of the following:

                                                         1998

               Raw materials                  $        455,357
               Work-in-process                          46,004
               Finished goods                           41,294

                        Total                  $       542,655


6.  Licensing Agreement Commitments

     The Company has entered into licensing agreements with three licensors. Amounts relating to these agreements recorded in the accompanying consolidated statements are as follows:

                                             Year ending December 31,
                                              1998             1997

               Prepaid royalties          $   89,000       $   11,000

               Royalties payable          $    42,843      $        -


     Royalty expense for the year ended December 31, 1998 and 1997 was $94,843 and $-0-, respectively. In exchange for the rights under these agreements, the Company has committed to pay the following:

   Year ending
     1999            $96,000
     2000             96,000

   Total            $192,000

6.  Licensing Agreement Commitments (Continued)

     In addition to the above, if the Company exercised its option to renew the licenses it will have future minimum royalties as follows:

               Year ending
                    2001                                 $        200,000
                    2002                                 $        250,000
                    2003                                 $        300,000
                    2004, and every year thereafter      $        400,000


7.  Property, Plant and Equipment

     Property,   plant  and  equipment,   at  cost,   and  related   accumulated
depreciation and amortization as of December 31, 1998 and 1997 are summarized as follows:

                                                     1998             1997

               Leasehold improvements              $ 96,999           $      -
               Office furniture and equipment       119,467                  -
               Machinery and equipment            1,505,517             58,487
               Equipment under capital leases       448,089             77,973

                                                   2,170,072           136,460
               Less: Accumulated depreciation
                and amortization                     152,159            39,620

                        Total                    $ 2,017,913           $96,840

8.  Related Party Transactions

     The  Company  has  the   following   receivables   from   officers   and/or
stockholders: 1998 Interest-free demand note - unsecured: Shareholders $ 85,263 Officers 2,222

            Total    $87,485


     For  the  year  ending   December  31,  1998,  the  Company  had  sales  of
approximately $1.7 million to entities owned by certain minority shareholders of the Company.

     The Company paid approximately $22,632 for employee leasing, $102,308 for rent, and $21,000 for consulting fees to Intersource prior to acquisition.

9.  Capital Leases

     The following is an analysis of the equipment under capital leases by major classes:

                                             1998             1997

  Machinery and equipment                 $448,089           $77,973
  Less: Accumulated depreciation            53,003             2,250

                        Total             $395,086           $75,723

     Amortization of leased equipment is included in depreciation expense and totaled $50,753 and $2,250 for the year ending December 31, 1998 and 1997, respectively.

     The following is a schedule by years of future minimum lease payments as of December 31, 1998 and 1997.
                                    1998             1997

                  1998           $20,503            $    -
                  1999           111,359             20,503
                  2000           118,403             20,503
                  2001           115,817             20,503
                  2002           101,541             10,773
                  2003            61,549                  -

  Total minimum lease payments   508,669            92,785

  Less: Amount representing
   interest                      120,432            19,009

  Present value of net
   minimum lease payments      $ 388,237           $73,776

     The present value of net minimum lease payments are reflected in the balance sheet as:
                                 1997         1998

Current portion of capital
 lease obligations materials   $66,125       $24,324
Capital lease obligations,
 net of current portion        322,112        49,452
                             $ 388,237       $73,776

10.  Line of Credit

     InterSource maintains a $50,000 bank line of credit with interest payable monthly at bank prime (current 8.75%) plus 2%. At December 31, 1998 and 1997, the amounts due were $49,574 and $-0-, respectively. The line of credit matures November 30, 1999. The line is secured by inventory and the personal guarantee of certain stockholders.



11.  Capital Stock

Common

     In 1998, the Company amended its Articles of Incorporation to authorize 50 million shares of common stock with a par value of $0.001 (one, one-thousandth dollar) per share. As of December 31, 1998 and 1997, there were 22,217,299 and 9,130,000 shares issued and outstanding, respectively. Of the 22,217,299 shares issued and outstanding at December 31, 1998, 6,034,056 shares are unrestricted and 16,183,243 shares are restricted as to the sale to other parties pursuant to the resale provisions of Sec. Rule 144. Of the 9,130,000 shares issued and outstanding at December 31, 1997, 170,000 shares are unrestricted and 8,960,000 shares are restricted as to the sale to other parties pursuant to the resale provisions of SEC Rule 144.

Preferred

     The Company is also authorized to issue 10 million shares of preferred stock having a par value of $1 per share. There were no preferred shares issued or outstanding at either December 31, 1998 or 1997.

12.  Operating Leases

     The Company has leases for buildings which are classified as operating leases. Total rent expense for all operating leases for 1998 and 1997 was $117,154 and $-0-, respectively.

     Future minimum lease payments under the noncancellable operating leases with initial or remaining terms of one year or more are as follows:

                  1999    $ 291,410
                  2000       63,718
                  2001      276,904
                  2002      265,414

                        $ 1,097,446

13.  Income Taxes

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

14.  Noncash Disclosures

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

 .    In 1998, the Company issued 5,602,697 shares of restricted common stock for services. These shares were recorded at a total of $3,580,123.

 .    In 1998,  the Company  issued  900,000  shares of restricted  stock for the acquisition of Brounley Associates, Inc.

                            Assets acquired             $750,830
                           Liabilities acquired         $111,830

 .    In 1998,  the Company  issued  500,000  shares of restricted  stock for the acquisition of Advanced Micro Welding, Inc.

                            Assets acquired             $301,834
                           Liabilities acquired         $214,544

15.  Contingencies

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

16.  Commitments

     The Company has entered into an agreement to have equipment manufactured for a cost of $500,000. At December 31, 1998, the first phase of the equipment is complete and $72,100 has been recorded in property, plant and equipment.

17.  Subsequent Events

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

     Since the investor did not convert the notes on the day of closing, the Company is required to recognize as interest expense the beneficial conversion terms of the notes. This additional interest of $187,500 will be amortized over the period between the closing date (February 17, 1999) and the first date (May 17, 1999) on which the notes can be converted.

     At such time as the investor completes the agreement and pays the Company the balance of $750,000, the investor will receive a three year warrant to purchase 75,000 shares at 110% of the market price on the date of closing.

     If the investor does not convert the second series of notes at the second closing date, the Company will again be required to recognize additional interest expense due to the beneficial conversion terms of the notes. Assuming the market price is unchanged as of the second closing, the Company would amortize $187,500 over the three months beginning with the date of the second closing.

18.  Restatement of Financial Statements

     During 1998, the Company issued 5,602,697 unregistered, restricted shares of its stock to attract and retain key employees, to acquire various license agreements, to make acquisitions and for other developmental needs. These shares were valued at $728,351 ($.13 per share) based on restricted liquidity, lack of profitable operations and unproven marketability of several licensed technologies. After further review, it has been determined that a more reasonable value for these shares would be one in closer proximity to sales to others for similar shares, reduced for a lack of liquidity discount. Based on this approach the Company has determined that the shares should be recorded at $.639 per share. This change in value requires an additional, non-cash charge to 1998 general and administrative compensation of $2,851,772. This increases the Company's 1998 loss from $2,187,994 ($0.1798 per share) to $5,174,031 ($0.45 per share).

     Further, the balance sheet impact of the additional non-cash compensation expense and the change in accounting for the Brounley acquisition, increases additional paid-in capital from $5,484,590 to $8,892,522 and decreases Retained Earnings (Deficit) from ($2,146,369) to ($5,181,596). The overall change to the Stockholders' Equity section of the balance sheet is an increase of $372,345.

     Additionally, upon review it has been determined that the issuance of shares of the Company's common stock to certain officers and directors described above (since rescinded, see Note 19), fails to meet the standard of being routine or systematic in nature. Although the Company does not believe that such issuances were "in contemplation" of any business acquisition, it has been unable to sustain the burden necessary to support that belief. As such, they constitute an alteration of equity interest which precludes the use by the Company of pooling of interest accounting for the acquisition of Brounley. The Company has therefore restated its financial statements to employ the purchase method of accounting for the acquisition (see Note 2).

19.  Recission of Stock

     Subsequent to year-end, the Company decided to rescind 1,950,000 shares of stock previously issued to certain officers/directors. The Company will issue stock options to the same officers/directors to purchase 1,950,000 shares of the Company's stock. The stock may be purchased at the 5-day trailing average of the market price at the date of grant and extend for a three year period.

20.  Issuance of Preferred Stock

     On March 30, 1999, the Company executed a series of agreements and amended its articles of incorporation in order to complete the placement of $750,000 of its Series A 7% Preferred Stock with an investor. Under the terms of the Series A Preferred Stock, the holder may convert at 105% of the closing price anytime up to 90 days after issuance; 85% of the closing price anytime between 91 days and 119 days following closing; 80% of the closing price anytime between 120 and 149 days following closing, or; 75% of the closing price anytime after 150 days following the closing date through March 30, 2004. The Company also issued 93,750 warrants exercisable at $2.40 per share to the investor in connection with the sale of the Preferred Stock. As a part of a finders fee the Company issued 50,000 warrants allowing for the purchase of a like number of shares of the Company's stock at $2.40 per share through March-30, 2004.

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

                               TOUPS TECHNOLOGY LICENSING, INC.



                          By: S/S LEON H. TOUPS
                              Leon H. Toups, Chief Executive Officer

Date:  July 21, 1999

                          By: S/S MICHAEL P. TOUPS
                              Michael P. Toups, Chief Financial Officer

Date:  July 21, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                  Capacity                               Date

s/s LEON H. TOUPS     Chairman of the Board of Directors,    July 21, 1999
-----------------     President and Chief Executive Officer,
                      co-founder

s/s MARK C. CLANCY    Director,                              July 21, 1999
------------------    Executive Vice President,
                      Corporate Secretary
                      co-founder

s/s MICHAEL P. TOUPS  Director,                               July 21, 1999
--------------------  Vice President Finance,
                      Chief Financial Officer,
                      co-founder

     The above represents the Board of Directors of Toups Technology Licensing, Inc. at December 31, 1998.