Form 10KSB/A
period 1998-12-31
TOUPS TECHNOLOGY LICENSING INC /FL
filed 1999-07-29
CIK 1056748

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

     Results of 1998 (first full year) Operations - The following discussion should be read in conjunction with the Company's audited financial statements for the years ended December 31, 1998 and 1997 which are included herein. Sales for 1998 were $2,221,709, an increase of $1,877,546 or 560% from $344,149 in
1997. Gross profit for 1998 was $825,751 or 37% of revenues, which was down from $141,460 or 41% of revenues for 1997. The slight decrease in gross profit as a percentage of revenues in 1998 was the result of a profit margin of the in-house manufactured BORS Lift during its product introduction.

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

     The Company attributes 69% or $3,580,123 of its losses during 1998 to a one-time charge against earnings relating to the issuance of common stock to attract and retain key pesonnel, to acquire various license agreements, to make acquisitons and for other develomental needs. The Company attributes the remaining 31% or $1,593,908 of its losses to earnings at the full-year ending December 31, 1998 to first year operational losses incurred in the development and market introduction of its various technologies. (See "Independent Auditor's Report and accompanying consolidated balance sheets of Toups Technology Licensing, Incorporated and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended" which begin on Page F-1).

     For the year ended December 31, 1998, the Company had total assets of $5,685,185 as compared with $275,611 for the period ending December 31, 1997 and stockholders equity grew from $155,694 at December 31, 1997 to $3,733,143 at the year ending December 31, 1998.

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

     Also during 1998, the Company acquired the rights to four technologies, made three acquisitions and increased assets from approximately $275,611 to $5,685,185. The Company continues to operate with minimal debt and normal trade payables and has seen meaningful revenue growth from the last quarter, 1998 to the first quarter, 1999. With the maturing of the Company's three divisions coupled with the recently completed private securities sale of $2,250,000, the Company is confident it can expand operations for the remainder of 1999.

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

     The follownig is a summary fo the assets purchased and liabilitis assumed in the acquisition of Brounley:

Assets acquired:
Cash                     $10,895
Accounts receivable      168,602
Inventory                163,577
Property and equipment    28,588
Other                        700
Goodwill                 391,942
                         -------
                         764,304

Liabilties assumed:

Accounts payable
 and accrued liabilities  58,887
Notes payable              4,600
Customer deposits         18,057
Income taxes payable      43,760
                         -------
                         125,304

Purchase price          $639,000

     The Company determined that there was no material difference between the carrying values (on Brounley's financial records) and the fair market value of the assets acquired and liabilities assumed, except for equipment which was valued at $28,588 an increase from its carrying values of $13,500. The increase in value was based on the Company's review of the equipment's age, condition, replacement cost and remaining use ful life. The excess of the purchse prie over net assets acquired has been recorded as goodwill. The Company is amortizing the goodwill on a straight-line basis over 5 years.

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

19.  Recission of Stock

     Subsequent to year-end, certain officers of the Company offered to rescind 1,950,000 shares of stock previously issued to them as compensation. The Company has accepted the recission ofer to assist the officers in mitigating potentially adverse personal icome tax consequences of the stock recieved as compensation in 1998. Under the terms of the recission, the officers will receive stock options to purcahse 1,950,000 shares of the Company's stock at the 5-day trailing average of the market price at the date of grant and the options will extend for a three year period. The Company expects to complete the exchange of shares for stock options during the third quarter of 1999.

     The Company will account for the stock options when issued under the provision of Accounting Principles Board pronouncement No. 25. Additinoally, the reacquired shares will be treated by the Company as treasury stock. The treasury stock will be recorded at $1,246,050 (the copensation value in 1998) and retained earnings will be increase dby the same amount to reflec tthe stock rescission.

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