Form 10QSB
period 1999-06-30
TOUPS TECHNOLOGY LICENSING INC /FL
filed 1999-08-25
CIK 1056748

Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


(Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1999


[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from ..............to........

Commission file number:   0-23897

                        TOUPS TECHNOLOGY LICENSING, INCORPORATED
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

     As of June 30, 1999, the Company had 25,256,224 of its $0.001 par value Common Shares outstanding and 750,000 of its $1.00 par value Preferred Shares out standing.

Transitional Small Business Disclosure Format (check one);  Yes___  No  X

                                      INDEX

                         PART I - FINANCIAL INFORMATION

 Item 1       Unaudited Financial Statements:


               Consolidated Balance Sheets as of June 30, 1999 (unaudited) and December 31, 1998

               Consolidated Statements of Operations for the three month period ended June 30, 1999 and 1998 (Unaudited)

               Consolidated Statements of Operations for the six-month period ended June 30, 1999 and 1998 (Unaudited)

               Consolidated   Statement   of   Stockholders'   Equity   for  the
               six-month  period  ended  June 30 1999 (Unaudited)

               Consolidated Statements of Cash Flows for the six-month period ended June 30, 1999 and 1998 (Unaudited)

               Notes to Consolidated Financial Statements

 Item 2        Management's Discussion and Analysis

                           PART II - OTHER INFORMATION

 Item 1       Legal Proceedings

 Item 2       Changes in Securities

 Item 3       Defaults Upon Senior Securities

 Item 4       Submission of Matters to a Vote of Security  Holders

 Item 5       Other Information

 Item 6       Exhibits and Reports on Form 8-K

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        Toups Technology Licensing, Inc.

                                 BALANCE SHEETS
                June 30, 1999 (Unaudited) and December 31, 1998


                                         (Unaudited)
                                          June 30,               December 31,
                                            1999                     1998
                                            ----                     ----

Assets:
Cash                                 $     13,590           $      772,080
Accounts Receivable, net of
Allowance for doubtful accounts
  Of $402,000 and $74,237                1,057,539               1,768,999
Notes Receivables                           87,826                       0
Inventory at cost                          740,927                 542,655
Current portin of land, net of sale
  contingency reserve                    1,546,875                       0
Prepaid royalty expenses                   144,000                  89,000
Other current assets                             0                   2,776
                                     -------------           -------------

Total Assets                          $  3,590,757          $    3,175,510
                                      =============          =============

Property and equipment, net of
 accumulated depreciation of
 $298,003 and $152,159, respectively     2,670,701               2,017,913
Goodwill, net of amortization of
 $59,142 and $19,597, respectively         332,800                 372,345
Land, net of sale contingency
 reserve, net of current portion         2,578,125                       0
Related party receivables                   44,201                  87,485
Other assets                                 5,055                  31,932
                                        ----------                 --------
Total Assets                           $9,221,639              $ 5,685,185
                                      =============           =============

Current Liabilities:
Accounts payable and
  accrued liabilities                     1,245,544              1,432,388
Notes payable related party                  30,560                      0
Royalty Payable                                   0                 42,843
Customer deposits                             7,535                 39,000
Capital lease obligations                    96,550                 66,125
Line of Credit                               49,574                 49,574
                                      -------------          -------------

Total current liabilities             $   1,429,763          $   1,629,930
                                       -------------         -------------

Long Term Liabilities
Note payable related party, net
 of current portion                         34,440                       0
Capital lease obligation,
  net current portion                       574,508                322,112
Long-Term liabilities,
  less current portion                      750,000                      0
                                        -------------         -------------
Total long-term liabilities               1,358,948               322,112
                                       -------------         -------------
Total Liabilities                     $   2,788,711        $     1,952,042

Stockholders' equity

Common stock                                 25,256                   22,217
Preferred Stock                             750,000                        0
Additional paid-in capital               11,564,929                8,892,522
Retained Earnings                        (5,907,257)              (5,181,596)
                                        -------------           -------------

Total stockholders' equity            $   6,432,928            $   3,733,143
                                      -------------             -------------

Total liabilities and
stockholders' equity                  $   9,221,639            $   5,685,185
                                      =============             ============



                        See Notes to Financial Statements

                        Toups Technology Licensing, Inc.


                            STATEMENTS OF OPERATIONS
            for the three-month period ended June 30, 1999 (Unaudited)
          and for the three-month period ended June 30, 1998 (Unaudited)


                                 (Unaudited)                 (Unaudited)
                                  Three-Month                Three-Month
                                 Period ended               Period  ended
                                   June 30,                   June 30
                                     1999                        1998
                                     ----                        ----

Sales                         $   5,852,627                $    109,143

Cost of Goods Sold                  241,850                      65,018
                              -------------                 -------------

Gross Income from Operations      5,610,777                      44,125
                              -------------                 -------------

General and administrative        4,254,800                       549,580
                              -------------                  -------------

Total expenses                    4,254,800                       549,580
                              -------------                  -------------

Net Operating Loss                1,355,977                      (505,455)
                               -------------                  -------------

Other Income (Expense):
Interest Income                       1,044                         1,495
Interest expense                   (100,000)                            0
                              -------------                   -------------

Net Income (Loss)               $1,257,021                   $   (503,960)

Preferred stock dividends          150,000                              0

Net income (loss) applicagble
 to Common Stock                $1,107,021                    $   (503,960)
                               =============                  =============

Weighted average number of
shares outstanding               24,908,974                       11,077,232

Net loss per share            $      0.0444                     $  (0.0455)
                              =============                    =============




                        See Notes to Financial Statements


                        Toups Technology Licensing, Inc.


                            STATEMENTS OF OPERATIONS
            for the six-month period ended June 30, 1999 (Unaudited)
          and for the six-month period ended June 30, 1998 (Unaudited)


                                 (Unaudited)                (Unaudited)
                                  Six-Month                  Six-Month
                                 Period ended               Period  ended
                                   June 30,                   June 30
                                     1999                        1998
                                     ----                        ----

Sales                         $   6,215,573                $    274,040

Cost of Goods Sold                  600,498                     137,139
                              -------------                 -------------

Gross Income from Operations      5,615,075                      51,223
                              -------------                 -------------

General and administrative        5,998,944                      795,829
                              -------------                  -------------

Total expenses                    5,998,944                      795,829
                              -------------                  -------------

Net Operating Income (Loss)        (383,869)                     (658,928)
                               -------------                  -------------

Other Income (Expense):
Interest Income                       3,301                         2,937
Interest expense                   (187,500)                            0
                              -------------                   -------------

Net Income (Loss)               $(568,068)                   $    (655,991)

Preferred stock dividends          150,000                              0

Net income (loss) applicagble
 to Common Stock                $(718,068)                    $   (655,991)
                               =============                  =============

Weighted average number of
shares outstanding               24,908,974                       11,077,232

Net loss per share            $    (0.0288)                     $  (0.0592)
                              =============                    =============




                        See Notes to Financial Statements

                        Toups Technology Licensing, Inc.

                 CONSOLIATED STATEMENTS OF STOCKHOLDERS' EQUITY for the six-month period ended Juen 30, 1999 (Unaudited)

                                   Common  Additional            Retained
                         Number     Stock   Paid-In   Preferred  Earnings
                        Of Shares  (At Par) Capital      Stock   (Deficit)Total



Balance,  Decemeber 31,
   1998                22,217,299  $22,217 $8,892,522 $0 $(5,181,596)$3,733,143

Stock issued for:
Cash                     2,262,425    2,262   1,824,174      -      - 1,826,436
Services                   776,500      777     698,233      -      -   699,010
Sharr                                                     750,000   -   750,000
Distribution to
  Shareholder                                                   (7,593)  (7,593)
Dividend recognized
 from conversion discounts                      150,000       (150,000)       0
Net Income (loss) for
the six months ended
June 30, 1998                                             (568,068)   (568,068)

                     ---------- ------ --------  ------  -----------  --------
Balance,  June 30,
   1999             25,256,224  25,256 11,564,929 750,000 $(5,907,257) 6,432,928
                     ========== ====== ========= ======= ===========  =========

                        See Notes to Financial Statements

                        Toups Technology Licensing, Inc.

                            STATEMENTS OF CASH FLOWS
            for the six-month period ended June 30, 1999 (Unaudited)
          and for the six-month period ended June 30, 1998 (Unaudited)


                                                     (Unaudited)    (Unaudited)
                                                      Six-month     Six-month
                                                     Period ended  Period ended
                                                        June 30,      June 30
                                                          1999           1998
                                                          ----           ----


Cash flows from operating activities:
Net loss                                               $(568,068)    $(655,991)

Add (deduct) items not affecting cash:
Depreciation and amortization                             185,038        17,197
Capital stock issued for services                         699,010             0
Licensing fee - land for resale                        (4,125,000)            0
Cash provided (used) due to changes in
 assets and liabilities
   (increase) in inventory                               (198,272)     (85,785)
   (Increase) decrease in accounts receivable             711,460      (64,960)
   (Increase) decrease in notes receivable                (87,826)     (32,000)
   (Increase) in prepaid royalty expense                  (55,000)     (60,000
   (Increase) decrease in prepaid expenses                      0       (3,457)
   (Increase) decrease in other assets                     72,937            0
   Increase (decrease) accounts payable
     and accrued liabilities                              (186,844)     115,404
   Increase (decrease) in deposits                        (31,465)        6,000
                                                   ---------------  ----------
Net cash used by operating activities                  (3,584,030)    (763,592)
                                                   ---------------  ----------

Cash flows from investing activities:
Acquisition of equipment                                 (798,632)     (45,551)
                                                   ---------------   ---------
Net cash used by investing activities                    (798,632)     (45,511)
                                                   --------------- -----------

Cash flows from financing activities:
Proceeds from sale of capital stock                     1,826,436     1,029,870
Proceeds from sale of preferred stock                     750,000            0
Proceeds from capital lease obligation                    341,200            0
Issuance of long-term debt                                815,000            0
Distribution to owners                                     (7,593)      (7,593)
Payment of Notes Payable                                  (42,843)            0
Principal payments on
 capital lease obligations                                (58,028)     (10,316)
Payment of long-term debt                                       0      (47,062)
                                                   ---------------   ---------
Net cash provided by financing activities               3,624,172     1,011,961
                                                    -------------   ----------
Net increase (decrease) in cash                          (758,490)      202,818
                                                   --------------   ----------
Cash, beginning of period                                 772,080       74,636
                                                  ---------------   ----------
Cash, end of period                                       $13,590     $227,454
                                                  ===============   ==========

Supplemental Cash Flows Disclosures
Noncash items
Equipment acquired under capital lease                   $341,200     $124,666
                                                  ===============   ==========
Common stock issued for consulting
services and rent                                        $699,010        $286
                                                     ============   ==========

                       See Notes to Financial Statements

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 1999 and December 31, 1998

1.  Summary of Significant Accounting Policies

Company - Toups Technology Licensing, Incorporated ("TTL or The Company"), a Florida Corporation was formed on July 28, 1997, and activated its startup operations on November 1, 1997. TTL is a diversified technology development and manufacturing company that seeks, authenticates and secures the rights to manufacture and market new technological advances that have applications in the energy, environment, natural resources, and health care industries. At the end of the second quarter of 1999, the Company was comprised of nine divisions. The consolidated financial statements include the accounts of the Company and the following wholly owned subsidiaries. All material intercompany transactions have been eliminated.

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

Basis of Presentation - Six Months Ended June 30, 1999 - The unaudited interim financial statements for the six months ended June 30, 1999 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting only of normal recurring adjustments) and disclosures which are necessary for a fair presentation. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results of the full year.

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

    Allowance for Doubtful Accounts - The Company establishes an allowance for uncollectible trade accounts receivable based on historical collection experience and management's evaluation of collectibility of outstanding accounts receivable. The allowance for doubtful accounts was $402,000 and $74,237 as of June 30, 1999 and December 31, 1998, respectively.

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

2.   Inventories

     Inventories as of June 30, 1999 and December 31, 1998 consisted of the following:

                                  June 30, 1999          December 31, 1998
         Raw materials                $ 352,514                  $ 455,357
         Work-in-progress               192,848                     46,004
         Finished Goods                 195,565                     41,294
                                      ---------                   --------
Total                              $    740,927                 $  542,655

3.   Property, Plant and Equipment

     Property,   plant  and  equipment,   at  cost,   and  related   accumulated
depreciation and amortization as of June 30, 1999 and December 31, 1998 are summarized as follows:

                                         June 30, 1999        December 31, 1998

Leasehold improvements               $        157,086             $       96,999
Office furniture & equip                      198,948                    199,467
Machinery  & equip                          1,797,814                  1,425,517
Equipment under capital leases                814,856                    448,089
                                              -------                   --------
                                      $     2,968,704              $   2,170,072
Less:Accumulated depreciation                 298,003                    152,159
   and amortization
                  Total                $    2,670,701              $   2,017,913
                                            =========                  =========

4. Licensing Fee - Land for Resale

     On June 15, 1998, the Company entered an Exclusive Representative Agreement with Rancho La Regina Agropecuaria, S.A., Calle Monte Cristi, Dominican Republic (the "Licensee") (the "Exclusive Agreement"). Under the terms of the Exclusive Agreement, TTL shall make available its Pyrolytic Carbon Extraction , Balanced Oil Recovery System Lift , Tunnel Bat Reclamation Vehicle and any other item offered as a result of intellectual rights held by TTL on an exclusive basis for commercialization and resale throughout South and Central America, including the Dominican Republic, Puerto Rico, Venezuela, Colombia, Ecuador, Brazil, Peru, Bolivia, Paraguay, Argentina, Uruguay, Chile, Costa Rica and Mexico. In exchange for these rights within the specified territory, the licensee shall pay the sum of $5,500,000. Payment for the Company's license agreement was securitized through a limited-use title to a Dominican Republic Federal House Authority insured Public Urban Development consisting of a planned 2,500 home site, 750,000 square-meter parcel of land located at the Dominican Republic. Under the terms of the Exclusive License, the Company receives a 10% interest in the sale price of each lot sold or a net realizable cash flow from the home site sales of $5,500,000 to be paid out pari passu with the sale of the 2,500 home sites. The licensing fee was a one-time fee for the exclusive rights to the Company's technologies. The Company realized 100% of the licensing fee in the second quarter ended June 30, 1999. The Company expects to realize the payment evenly over a 24-month period. The Company has established a reserve of 25% or $1,375,000 against the license fee for potential undeveloped home sites. The Dominican Republic Federal Housing Authority has conducted a feasibility study and approved the 2,500 home site PUD for their FHA financing guarantee relating to the purchase of each home site. The PUD expects to begin home site sales in October 1999.

     The following is a schedule of future cash flow from the land held for resale as payment for the license agreement:


         Land held for resale:                        $5,500,000
         Less sale contingency reserve                 1,375,000
                                                      ----------
                                                      $4,125,000


         Current portion:                             $1,546,875
         Long-term portion                             2,578,125
                                                      ----------
                                                      $4,125,000

5.  Related Party Transactions

Related Party Receivables:

     The  Company  has  the   following   receivables   from   officers   and/or
stockholders:

                                        June 30, 1999        December 31, 1998

 Interest-free demand note-Unsecured:

         Shareholders                      $   41,979             $   85,263
         Officers                               2,222                  2,222
                                            ---------               ---------
                  Total                    $   44,201                 87,485
                                            =========               =========

Related Party Debt:

     In June 1999, the company executed a $65,000 promissory note with DMV, Inc., a company 100% owned by the Company's Chief Executive Officer. The note bears interest at a rate of 12%, with 24 monthly principle and interest payments of $3,060. The note is secured by the Company's accounts receivable, inventory, and equipment.

6.  Capital Leases

     The following is an analysis of the equipment under capital leases by major classes:

                                             June 30, 1999    December 31, 1998

       Machinery and equipment                 $  814,856          $  488,089
       Less: Accumulated depreciation             117,324              53,003
                                               ----------          ----------
                  Total                         $ 697,532           $ 435,086

                  Amortization of leased equipment is included in depreciation expense and totaled $70,746 and $50,753 for the six months ending June 30, 1999 and the year ending December 31, 1998, respectively. The following is a schedule by years of future minimum lease payments as of June 30, 1999 and December 31, 1998.

                                            March 31, 1999   December 31, 1998
                       1999                    110,790           111,359
                       2000                    203,432           118,403
                       2001                    200,843           115,817
                       2002                    179,875           101,541
                       2003                    155,568            61,549
                                             ---------          --------
          Total minimum lease payments       $ 850,508          $508,669

       Less:Amount representing interest     $ 179,450          $120,432
                                             ---------          --------
       Present value of net minimum
                      lease payments         $ 671,058          $388,237

     The present value of net minimum lease payments are reflected in the balance sheet as:

                                              June 30, 1999    December 31, 1998

Current portion of capital lease obligations      $96,550           $66,125
Capital lease obligations,
 net of current portion                           574,508           322,112
                                               ----------         ---------

                                               $  671,058         $ 388,237

7.  Line of Credit

         InterSource maintains a $50,000 bank line of credit with interest payable monthly at bank prime (current 8.75%) plus 2%. At June 30, 1999 and December 31, 1998, the amounts due were $49,574 and $49,574 respectively. The line of credit matures November 30, 1999. Inventory and the personal guarantee of certain stockholders secure the line.

8.  Convertible Notes

         On February 17, 1999, the Company sold $75,000 of Series 1999-A Eight Percent (8%) convertible notes due January 1, 2002. Under the securities purchase agreement, the investor will purchase another $75,000 in convertible notes within 30 days after the Company files a Registration Statement or at such time as the parties mutually agree.

     The notes can be converted to common stock of the company at the conversion price (the "Conversion Price") for each share of common stock equal to the lesser of (x) one hundred percent (100%) of the lowest closing bid prices for the Common Stock for the five (5) trading days immediately preceding the Closing Date (defined as the date of this Note); or (y) eighty percent (80%) of the lowest of the closing bid prices for the Common Stock for the five (5) trading days immediately preceding the Conversion Date as reported on the National Association of Securities Dealers OTC Bulletin Board Market.

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

         At such time as the investor completes the agreement and pays the company the balance of $750,000, the investor will receive a three-year warrant to purchase 75,000 shares at 110% of the market price on the date of closing.

         If the investor does not convert the second series of notes at the second closing date, the Company will again be required to recognize additional interest expense due to the beneficial conversion terms of notes. Assuming the market price is unchanged as of the second closing, the Company would amortize $187,500 over the three months beginning with the date of the second closing.

9.  Capital Stock

Common

As of June 30, 1999 and December 31, 1998,  there were 25,256,224 and 22,217,299 shares issued and outstanding respectively. Of the 25,256,224 issued and outstanding at June 30, 1999, 6,034,056 shares are unrestricted and 19,222,168 shares are restricted as to the sale to other parties pursuant to the resale provisions of Sec. Rule 144. Of the 22,217,299 shares issued and outstanding at December 31, 1998, 6,034,056 shares are unrestricted and 16,183,243 shares are restricted as to the sale to other parties pursuant to the resale provisions of SEC rule 144.

     Pursuant to existing agreements, the Company is obligated to issue an additonal 2,500,000 common shares primarily in connection with the AquaFuel
Dominicana Joint Venture agrement. The Company anticipates these shares will become fully vested during the third quarter, 1999.

 Preferred

     The Company is also authorized to issue 10 million shares of preferred stock having a par value of $1 per share. As of June 30, 1999, there are 750,000 preferred shares issued and outstanding and no shares issued or outstanding at December 31, 1998.

     On March 30, 1999, the Company executed a series of agreements and amended its articles of incorporation in order to complete the placement of $750,000 of its Series A 7% Preferred Stock with an investor. Under the terms of the Series A Preferred Stock, the holder may convert at 105% of the closing price anytime up to 90 days after issuance; 85% of the closing price anytime between 91 days and 119 days following closing; 80% of the closing price anytime between 120 and 149 days following closing, or; 75% of the closing price anytime after 150 days following the closing date through March 30, 2004. The Company also issued 93,750 warrants exercisable at $2.40 per share to the investor in connection with the sale of the Preferred Stock. As a part of the finders fee the Company issued 50,000 warrants allowing for the purchase of a like number of shares of the Company's stock at $2.40 per share through March 30, 2004. The Company will recognize a dividend of $250,000 due to the conversion discounts noted above for the period June 30, 1999 to August 30, 1999.

For the quarter ended June 30, 1999, the company has recognized $150,000 of the total dividend which represents 60% of the total discount to be recognized as determined by the discount dates.

10.  Operating Leases

         The Company has leases for buildings, which are classified as operating leases. Total rent expense for all operating leases for June 30, 1999 and December 31, 1998 was $ 176,195 and $ 17,154, respectively.

     Future minimum lease payments under the noncancellable operating leases with initial or remaining terms of one year or more are as follows:

             1999             $ 126,565
             2000               263,718
             2001               276,904
             2002               265,414
                             ----------
                              $ 932,601

11.  Income Taxes

     The Company has cumulative net operating losses of approximately $5,200,000 at December 31, 1998, which are expected to provide future tax benefits of approximately $1,768,000 and $18,280, respectively, for both Federal and State purposes. A valuation allowance for the entire benefit has not been recognized as it is not reasonable to estimate when or if the benefit will be realized. These tax benefits expire beginning in 2012.

12. Noncash Disclosures

      In 1999, the company issued 776,500 shares of restricted common stock for services. These shares were recorded at a total of $669,010.

13. Contingencies

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

14. Subsequent Events

      Subsequent to December 31, 1998, certain officers of the Company offered to rescind 1,950,000 shares of stock previously issued to them as compensation. The Company has accepted the rescission offer to assist the officers in mitigating potentially adverse personal income tax consequences of the stock received as compensation in 1998. Under the terms of the rescission, the officers will receive immediately exercisable three year stock options to purchase 1,950,000 shares of the Company's stock at the 5-day trailing average of the market price at the date of grant. The Company expects to complete the exchange of shares for the stock options during the third quarter of 1999.

      The Company will account for the stock options when issued under the provisions of Accounting Principles Board pronouncement No. 25. Additionally, the reacquired shares will be treated by the Company as treasury stock (contra equity accounts). The treasury stock will be recorded at $1,246,050 (the compensation value in 1998) and additional paid-in capital will be increased by the same amount to reflect the stock rescission.

                  ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS

                Results of Operations for the Three Months Ended
                                 March 31, 1999

Overview:

Toups Technology Licensing, Incorporated's ("TTL or "The Company") business purpose is commercializing late-stage technologies, which are acquired through license agreements and acquisitions. The Company's technologies and acquisitions to date are in the energy, environmental, natural resources and healthcare market place. At the end of 1998, the Company was comprised of nine divisions. During the second quarter, 1999, the Company consolidated its nine divisions into three major segments: Manufactured Products, Environmental Solutions, and Electronic Commerce.

The consolidation was part of the Company's overall strategic plan, which allows management the flexibility to take advantage of immediate opportunities while continuing technological developments that build the foundation for tomorrow's revenues. This plan has been established to transition the Company from a technology developer to a technology manufacturer.

Management engineered two main events in the second quarter consistent with furthering its goals:

1. One positively impacted its second quarter performance by completing license agreement for the sale of the Company's technologies centered around the Company's PCE process for a 2,500 home public urban development in the Dominican Republic. This relationship not only impacted revenues and earnings in the second quarter, but the Comany anticipates it will continue to contribute to revenues and earnings into the foreseeable future.

2. The second completed an evaluation of the company's business activities and set the stage for continued growth by structuring TTL into the three divisions that represent its manufactured products, environmental solutions and electronic commerce products.

About Toups Technology

The Manufactured Products Division is located in the company's 50,000 sf state of the art manufacturing facility and includes:

     o BORS Lift(TM), a device that increases production and decreases the cost of producing oil in stripper wells, or relatively low volume oil wells;

     o Brounley RF Technologies, TTL's electronics manufacturing subsidiary that makes radio frequency power generators for aerospace, military, industrial and advanced communications applications;

     o TTL Manufacturing, which provides production, metal fabrication, machining and a wide variety of precision welding services for internally manufactured products, other TTL Divisions and outside customers; and,

     o Tunnel Bat(TM), a mechanized vehicle used to clean out water drainage culverts.

The Environmental Solutions Division includes:

     o    Waste Processing Technologies:

          |X| PCE(TM), the waste treatment process that handles liquid and solid hydrocarbon-based waste and makes Phoenix777(TM);

          |X| HPDD(TM), the process that produces AquaFuel(TM) and renders industrial and other hydrocarbon-based waste inert; and,

          |X|  Magnegas(TM),   the  process   that  uses  carbon   suspended  in
               hydrocarbon-based industrial waste or sewage to produce a gas similar to AquaFuel(TM) while neutralizing the waste.

     o    Alternative Fuel Products  features three unique  clean-burning,  high
          performance   fuel   gasses   derived   from  its   waste   processing
          technologies:

          |X|  AquaFuel(TM)

          |X|  Phoenix777(TM), and

          |X|  Magenagas(TM)

The E-Commerce Division is the company's on-line distribution system that includes:

* InterSource Health Care, which sells medical supplies, equipment and pharmaceuticals through organizational joint-marketing programs such as group purchasing, professional and corporate health care organizations and over the internet; and,

* TTLOnline, TTL's internet distribution network and international outreach that is currently under construction.

Results of Operations

Three Months Ended June 30, 1999, Compared to Three Months Ended June 30, 1998

For the three months ended June 30, 1999, the Company reported revenues from operations of $5,852,627, a 5,262% increase over 1998 second quarter revenues of $109,143. Second quarter revenues were primarily derived from an Exclusive Representative Agreement with Rancho La Regina Agropecuaria, S.A., Calle Monte Cristi, Dominican Republic (the "Licensee") (the "Exclusive Agreement"). Under the terms of the Exclusive Agreement, the Company shall make available its Pyrolytic Carbon Extraction, Balanced Oil Recovery System Lift, Tunnel Bat Reclamation Vehicle and any other item offered as a result of intellectual rights held by the Company on an exclusive basis for commercialization and resale throughout South and Central America, including the Dominican Republic, Puerto Rico, Venezuela, Colombia, Ecuador, Brazil, Peru, Bolivia, Paraguay, Argentina, Uruguay, Chile, Costa Rica and Mexico. In exchange for these rights within the specified territory, the licensee shall pay the sum of $5,500,000. Payment for the Company's license agreement was securitized through a limited-use title to a Dominican Republic Federal House Authority insured Public Urban Development consisting of a planned 2,500 home site, 750,000 square-meter parcel of land located at the Dominican Republic. Under the terms of the Exclusive License, the Company receives a 10% interest in the sale price of each lot sold or a net realizable cash flow from the home site sales of $5,500,000 to be paid out pari passu with the sale of the 2,500 home sites. The licensing fee was a one-time fee for the exclusive rights to the Company's technologies. The Company realized 100% of the licensing fee in the second quarter ended June 30, 1999. The Company expects to realize the payment evenly over a 24-month period. The Company has established a reserve of 25% or $1,375,000 against the license fee for potential undeveloped home sites. The Dominican Republic Federal Housing Authority has conducted a feasibility study and approved the 2,500 home site PUD for their FHA financing guarantee relating to the purchase of each home site. The PUD expects to begin home site sales in October 1999.

The Company's Manufactured Products division's efforts for the second quarter were on production control, sales organization and building its quality standards. The Company's Electronic Commerce division revenues come from InterSource Health Care. InterSource upgraded its licensing status from a pharmaceutical broker to a pharmaceutical wholesaler and has applied for its own Drug Enforcement Agency (DEA) number so as to inventory pharmaceutical products. The higher level of licensure allows InterSource to deal directly with the national wholesalers and manufacturers under a more favorable pricing-tier structure.

Cost of goods sold in the second quarter of 1999 was $241,850 or 4% of revenues, which was down from 60% of revenues for the second quarter of 1998. The decrease in cost of goods sold as a percentage of revenues in 1999 was the result of the limited associated costs with the licensing fee.

The Company's selling and administrative expenses of $4,254,800 were comprised of salaries, consulting fees, and other operating costs in the second quarter of 1999, up from $549,580 during the second quarter of 1998. The increase in operating expenses was primarily the result of increased personnel expenses incurred by the Company in building its infrastructure, assembling a team of engineers, scientists and other professionals, and preparing its technologies for market applications. As a percentage of sales, selling and administrative expenses dropped to 73% of sales during the second quarter of 1999, down from 504% of sales during the second quarter of 1998. During the second quarter of 1999, the Company completed its reorganization by installing strong, experienced divisional management while focusing the operational structure to maximize sales and earnings.

As a result of these activities, the Company had second quarter 1999 operating income of $1,355,977, an increase from an operating loss of $505,455 for the same period of 1998.

Interest income during the second quarter period was generated from excess cash balances resulting from the Company's private equity and debt offerings. The $100,000 in interest expense was related to the beneficial conversion terms of the convertible notes since the investor did not convert the notes on the day of closing.


Six Months Ended June 30, 1999, Compared to Six Months Ended June 30, 1998

For the six months ended June 30, 1999, the Company reported revenues from operations of $6,215,573, a 2,168% increase over 1998 six month revenues of $274,040. Revenues were primarily derived from the $5.5 million Exclusive Agreement involving the licensing of the Company's technologies.

Cost of goods sold in the first six-month period of 1999 was $600,498 or 10% of revenues, which was down from 50% of revenues for the first six-month period of 1998. The decrease in cost of goods sold as a percentage of revenues in 1999 was the result of the limited associated costs with the licensing fee.

The Company's selling and administrative expenses of $5,998,944 were comprised of salaries, consulting fees, and other operating costs in the first six month period of 1999, up from $795,829 during the first six month period of 1998. The increase in operating expenses was primarily the result of increased personnel expenses incurred by the Company in building its infrastructure, assembling a team of engineers, scientists and other professionals, and preparing its technologies for market applications. As a percentage of sales, selling and administrative expenses dropped to 97% of sales during the first six-month period, down from 290% of sales during the first six-month period of 1998. During the first six-month period, the Company completed its reorganization by installing strong, experienced divisional management while focusing the operational structure to maximize sales and earnings

As a result of these activities, the Company had an operating loss of $383,869 for the first six month period of 1999, an increase from an operating loss of $658,928 for the same period of 1998.

Interest income during the first six-month period of 1999 was generated from excess cash balances resulting from the Company's private equity and debt offerings. The $187,500 in interest expense was related to the beneficial conversion terms of the convertible notes since the investor did not convert the notes on the day of closing.

Liquidity and Capital Resources

Net cash used by operating activities of ($3,584,030) related primarily to the Company's $568,068 net loss for the first six-month period and the $4,125,000 increase in the licensing fee receivable of land held for resale associated with the licensing agreement in the Dominican Republic. The Company, however, had a net working capital surplus of $2,160,994, an increase of $615,414 from December 31, 1998. The increase in working capital was principally the result of an increase in financing activities through the issuance of $1,826,436 in common stock through a private equity offering and the increase associated with the licensing fee receivable.

At fiscal year-end 12-31-98, the Company had $1,768,999 in accounts receivable, which represented 80% of the total sales at that time. The accounts receivable were derived primarily from sales of the Balance Oil Recovery System ("BORS") units in the fourth quarter of 1998. Below is a BORS accounts receivable collection schedule through June 30, 1999:

   12-31-98    Collections    3-31-99     Collections       6-30-99
  $1,494,000    ($60,000)    $1,434,000    ($103,350)      *$955,650

*  After reduction for $375,000 allowance for field modifications.

For units sold in 1998, the Company did not establish a reserve for product defects or returns because the Company did not anticipate such problems would arise. However, based on the harsh environment the units must withstand in the field, modifications became necessary after a 30-day period of break-in time during February 1999. The modifications were primarily for "wear and tear" related items, which were not discovered until late February and early March. The Company developed the list of field modifications to be added as improvements during the second quarter and subsequent modifications began during this timeframe. After the problems surfaced, the Company established a reserve for product defects and returns of $375,000 or $3,750 per unit for the units sold. The Company has spent approximately $2,000 per unit for current modifications and has established an additional reserve of $1,750 per unit for unforeseen repairs to those units in the future. While the Company had no written warranty and return policy at the time the units were sold, the Company stood behind its products to satisfy its customers and develop its reputation for quality and service in the field. For the above reasons, the Company extended its customer's payment terms to enable the modifications to be completed and to ensure customer satisfaction. The Company plans an enhanced unit design for the second generation of the BORS unit to go into production by October 1999.

As of June 30,1999 the Company had $49,574 drawn on a $50,000 bank line of credit for InterSource and a $65,000 loan due to the President of the Company. The Company has no other bank financing or other traditional debt obligations outstanding other than trade payables, accrued expenses, and capitalized lease obligations due from the normal course of business.

The Company completed a convertible debt offering in the first quarter of 1999, which included two tranches for a total of $1,500,000. The Company received $750,000 in March 1999 and is contracted to receive the second tranch of $750,000, which the Company expects in the third quarter of 1999 once its registration statement is effective. The proceeds of the sale of this offering will be available for future acquisitions, working capital, and general corporate purposes.

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

               None.

ITEM 3        DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 26, 1999, the Company conducted its annual meeting of shareholders during which a vote was held for the election of Directors. The Company received votes either in person or by Proxy representing approximately 81% of the Company's shares entitled to vote. Of the approximate 81% of shares voted in the annual election of directors, 98.8% voted in favor of the slate proposed. The Directors so elected to serve until the next annual meeting of shareholders were Chairman Leon H. Toups; Director Mark C. Clancy; Director Michael P. Toups; Director Leslie Reagin, III and; Director Errol Lasseigne. All five directors accepted their appointment and agreed to serve until the next annual meeting of shareholders

ITEM 5        OTHER INFORMATION

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