Form 10QSB/A
period 1999-03-31
TOUPS TECHNOLOGY LICENSING INC /FL
filed 1999-08-27
CIK 1056748

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

              Consolidated Statements of Operations for the three month period ended March 31, 1999 and 1998

               Consolidated   Statement   of   Stockholders'   Equity   for  the
               three-month  period  ended  March 31 1999

              Consolidated Statements of Cash Flows for the three-month period ended March 31, 1999 and 1998

              Notes to Consolidated Financial Statements

 Item 2    Management's Discussion and Analysis

                           PART II - OTHER INFORMATION

 Item 1       Legal Proceedings

 Item 2       Changes in Securities

 Item 3       Defaults Upon Senior Securities

 Item 4       Submission of Matters to a Vote of Security  Holders

 Item 5       Other Information

 Item 6       Exhibits and Reports on Form 8-K

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Toups Technology Licensing, Inc.

                                 BALANCE SHEETS
           March 31, 1999 (Unaudited) and December 31, 1998


                                         Unaudited
                                          March 31,               December 31,
                                            1999                     1998
                                            ----                     ----

Assets:
Cash                                 $     938,210           $      772,080
Accounts Receivable, net of
Allowance for doubtful accounts
Of $79,237                               1,782,320               1,768,999
Notes Receivables                          174,954                       0
Inventory at cost                          638,835                 542,655
Prepaid royalty expenses                   144,000                  89,000
Property and equipment, net of
Accumulated depreciation of $225,031
  and $152,159, respectively             2,592,989               2,017,913
Goodwill, net of amortization of
 $39,194 and $19,597, respectively         352,748                 372,345
Other assets                                56,262                 122,193
                                     -------------           -------------

Total Assets                          $  6,680,318          $    5,685,185
                                      =============          =============

Current Liabilities:
Accounts payable and
  accrued liabilities                       676,854              1,432,388
Notes payable                                     0                 42,843
Customer deposits                             7,500                 39,000
Capital lease obligations                    87,384                 66,125
Line of Credit                               49,574                 49,574
                                      -------------          -------------

Total current liabilities              $    821,312          $   1,629,930
                                       -------------         -------------

Long Term Liabilities
Capital lease obligation,
  net current portion                       602,599                 322,112
Long-Term liabilities,
  less current portion                      750,000                       0
                                        -------------         -------------
Total long-term liabilities               1,352,599                 322,112
                                       -------------          -------------
Total Liabilities                     $   2,173,911         $     1,952,042

Stockholders' equity

Common stock                                 24,561                   22,217
Preferred Stock                             750,000                        0
Additional paid-in capital               10,746,124                8,892,522
Retained Earnings                        (7,014,278)              (5,181,596)
                                        -------------           -------------

Total stockholders' equity            $   4,506,407            $   3,733,143
                                      -------------             -------------

Total liabilities and
stockholders' equity                  $   6,680,318            $   5,685,185
                                      =============             ============



                        See Notes to Financial Statements

                        Toups Technology Licensing, Inc.


                            STATEMENTS OF OPERATIONS
            for the three-month period ended March 31, 1999 (Unaudited) and for the three-month period ended March 31, 1998 (Unaudited)


                                 (Unaudited)                 (Unaudited)
                                  Three-Month                Three-Month
                                 Period ended               Period  ended
                                   March 31,                   March 31
                                     1999                        1998
                                     ----                        ----

Sales                         $    362,946                $    109,154

Cost of Goods Sold                 358,648                      72,844
                              -------------                 -------------

Gross Income from Operations          4,298                      36,310
                              -------------                 -------------

General and administrative        1,744,144                       245,577
                              -------------                  -------------

Total expenses                    1,744,144                       245,577
                              -------------                  -------------

Net Operating Loss               (1,739,846)                     (209,267)
                               -------------                  -------------

Other Income (Expense):
Interest Income                       2,257                         1,442
Interest expense                    (87,500)
                              -------------                   -------------

Net Income (Loss)               $(1,825,089)                  $   (207,825)
                               =============                  =============

Weighted average number of
shares outstanding               23,389,512                      9,577,268

Net loss per share            $    (0.0780)                     $  ( 0.0217)
                              =============                    =============




                        See Notes to Financial Statements

                        Toups Technology Licensing, Inc.

                 CONSOLIATED STATEMENTS OF STOCKHOLDERS' EQUITY for the three-month period ended March 31, 1999 (Unaudited)

                                   Common  Additional            Retained
                         Number     Stock   Paid-In   Preferred  Earnings
                        Of Shares  (At Par) Capital      Stock   (Deficit)Total



Balance,  Decemeber 31,
   1998                22,217,299  $22,217 $8,892,522 $0 $(5,181,596)$3,733,143

Stock issued for:
Cash                     1,975,425    1,975   1,562,461      -      - 1,564,436
Services                   369,000      369     291,141                 291,510
Sharr                                                     750,000   -   750,000
Distribution to
  Shareholder                                                    7,593    7,593
Net Income (loss) for
the three months ended
March 31, 1998                                           (1,825,089)(1,825,089)

                     ---------- ------ --------  ------  -----------  --------
Balance,  March 31,
   1999             24,561,724 24,561 10,746,124 750,000 $(7,014,278) 4,506,407
                     ========== ====== ========= ======= ===========  =========

                        See Notes to Financial Statements

                        Toups Technology Licensing, Inc.

                            STATEMENTS OF CASH FLOWS
            for the three-month period ended March 31, 1999 (Unaudited) and for the three-month period ended March 30, 1998 (Unaudited)


                                                     (Unaudited)    (Unaudited)
                                                      Three-month   Three-month
                                                     Period ended  Period ended
                                                        March 31,      March 31
                                                          1999           1998
                                                          ----           ----


Cash flows from operating activities:
Net loss                                              $(1,825,089)   $(207,825)

Add (deduct) items not affecting cash:
Depreciation and amortization                              92,469         8,032
Capital stock issued for services                         291,510           190
Cash provided (used) due to changes in
 assets and liabilities
   (increase) in inventory                                (96,180)     (56,666)
   (Increase) decrease in accounts receivable             (13,321)      30,926
   (Increase) decrease in notes receivable               (174,954)          --
   (Increase) in prepaid royalty expense                  (55,000)     (45,457)
   (Increase) decrease in prepaid expenses                      0        5,000
   (Increase) decrease in other assets                     61,892        5,195
   Increase (decrease) accounts payable
     and accrued liabilities                             (751,495)       52,824
   Increase (decrease) in deposits                        (31,500)           0
                                                   ---------------  ----------
Net cash used by operating activities                  (2,501,668)    (207,781)
                                                   ---------------  ----------

Cash flows from investing activities:
Acquisition of equipment                                 (647,948)    (150,537)
                                                   ---------------   ---------
Net cash used by investing activities                    (647,948)     (150,537)
                                                   --------------- -----------

Cash flows from financing activities:
Proceeds from sale of capital stock                     1,564,436      416,165
Proceeds from sale of preferred stock                     750,000            0
Proceeds from capital lease obligation                    341,200      163,376
Issuance of long-term debt                                750,000      (47,062)
Distribution to owners                                     (7,593)      (7,593)
Payment of Notes Payable                                  (42,843)            0
Principal payments on
 capital lease obligations                                (39,454)      (1,617)
Payment of long-term debt                                       0      (47,062)
                                                   ---------------   ---------
Net cash provided by financing activities               3,315,746      523,269
                                                    -------------   ----------
Net increase in cash                                      166,130      164,951
                                                   --------------   ----------
Cash, beginning of period                                 772,080       74,636
                                                  ---------------   ----------
Cash, end of period                                      $938,210     $239,587
                                                  ===============   ==========

Supplemental Cash Flows Disclosures
Noncash items
Equipment acquired under capital lease                   $341,200     $163,376
                                                  ===============   ==========
Common stock issued for consulting
services and rent                                         291,510         190
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

3.   Property, Plant and Equipment

     Property,   plant  and  equipment,   at  cost,   and  related   accumulated
depreciation and amortization as of March 31, 1999 and December 31, 1998 are summarized as follows:

                                    March 31, 1999    December 31, 1998

Leasehold improvements            $        137,782       $       96,999
Office furniture & equip.                  203,173              199,467
Machinery  & equip.                      1,687,776            1,425,517
Equipment under capital leases             789,289              448,089
                                          -------              --------
                                   $     2,818,020        $   2,170,072
Less:Accumulated depreciation              225,031              152,159
   and amortization
                  Total             $    2,592,989        $   2,017,913
                                         =========            =========






                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                March 31, 1999 and December 31, 1998 (continued)

4.  Related Party Transactions

     The  Company  has  the   following   receivables   from   officers   and/or
stockholders:

                                         March 31, 1999    December 31, 1998

 Interest-free demand note-Unsecured:
         Shareholders                      $   85,263         $   85,263
         Officers                               2,222              2,222
                                            ---------          ---------
                  Total                    $   87,485             87,485
                                            =========           =========
5.  Capital Leases

     The following is an analysis of the equipment under capital leases by major classes:

                                    March 31, 1999          December 31, 1998

       Machinery and equipment         $  789,289               $  488,089
       Less: Accumulated depreciation      84,772                   53,003
                  Total                 $ 704,517                $ 435,086

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

7.  Convertible Notes

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


8.  Capital Stock

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

9.  Operating Leases

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

10.  Income Taxes

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

                  TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                March 31, 1999 and December 31, 1998 (continued)



11.  Restatement of Financial Statements

     At the end of March 1999, the Company's wholly owned subsidiary, InterSource Health Care accounted for a transaction to two buyers as a sale. InterSource had two bank confirmed letters of credit from the buyers for the purchase price of the invoiced pharmaceutical products involved in the transaction. The products were purchased through an established supplier for whom InterSource had a signed purchase agreement for the supply of product. InterSource had previously purchased and shipped product through the supplier and upon placing this large order, was given representation the order would be fulfilled at the contracted price. At the time of shipment to the buyer, the national wholesaler delayed and subsequently cancelled the shipment. InterSource was not immediately notified of the delay and subsequent problem in shipment to its buyer. The delay and subsequent cancellation was caused by InterSource's supplier's misrepresentation of the end user's pricing tier structure to the national wholesaler. The letters of credit remain open should InterSource find suitable pricing for its buyers.

     After further review, it has been determined the requirements for sale were not completed during the first quarter and the period should be restated. The $1,525,000 sale was reversed to remove the $1,525,000 accounts receivable and the corresponding $1,450,000 cost of sale was reversed to remove the $1,450,000 accounts payable. The net impact to the statement of operations is a decrease of $75,000 to gross profit which increases the loss per share from $(0.0748) to $(0.0780) per share for the period ended March 31, 1999.

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

Results of Operations

Three Months Ended March 31, 1999, Compared to Three Months Ended March 31, 1998

     For the three months ended March 31, 1999, the Company reported revenues from operations of $362,946, a 233% increase over 1998 first quarter revenues of $109,154. First quarter revenues for both periods include revenues generated by the Company's wholly-owned subsidiary Advanced Micro Welding, Inc. ("AMW") was a Brounley Associates, Inc. ("Brounley") and InterSource Health Care, Inc. ("InterSource") all of which were acquired subsequent to March 31, 1998. The revenue growth in the first quarter of 1999 came primarily from the increased order activity in InterSource with the company's entrance into the pharmaceutical market place.

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

Cost of goods sold in the first quarter of 1999 was $358,648 or 98.8% of revenues, which was up from 67% of revenues for the first quarter of 1998. The increase in cost of goods sold as a percentage of revenues in 1999 was the result of InterSource establishing its pharmaceutical business (high volume, low margin), as well as the costs associated with improvements added BORS units in the field.

The Company's selling and administrative expenses of $1,744,144 were comprised of salaries, consulting fees, and other operating costs in the first quarter of 1999, up from $245,577 during the first quarter of 1998. This 610% increase in operating expenses was primarily the result of increased personnel expenses incurred by the Company in building its infrastructure, assembling a team of engineers, scientists and other professionals, and preparing its technologies for market applications. During the first quarter of 1999, the Company advanced the development of AquaFuel to the industrial application stage, entered new markets through InterSource and Brounley, established a distribution network and field support for BORS, continued design and production of the EMT process and Tunnel Bat units, and entered discussions with potential acquisition candidates, as well as candidates for technology licenses that fit with the Company's business plan.

     As a result of these activities, the Company had a 1999 first quarter operating loss of $1,739,846, an increase from an operating loss of $209,267 for the same period of 1998.

     Interest income during the first quarter period was generated from excess cash balances resulting from the Company's private equity and debt offerings. The $87,500 increase in interest expense was related to the beneficial conversion of the convertible Notes since the investor did not convert the Notes on the date of closing.

     At the end of March 1999, the Company's wholly owned subsidiary, InterSource Health Care accounted for a transaction to two buyers as a sale. InterSource had two bank confirmed letters of credit from the buyers for the purchase price of the invoiced pharmaceutical products involved in the transaction. The products were purchased through an established supplier for whom InterSource had a signed purchase agreement for the supply of product. InterSource had previously purchased and shipped product through the supplier and upon placing this large order, was given representation the order would be fulfilled at the contracted price. At the time of shipment to the buyer, the national wholesaler delayed and subsequently cancelled the shipment. InterSource was not immediately notified of the delay and subsequent problem in shipment to its buyer. The delay and subsequent cancellation was caused by InterSource's supplier's misrepresentation of the end user's pricing tier structure to the national wholesaler. The letters of credit remain open should InterSource find suitable pricing for its buyers.

     After further review, it has been determined the requirements for sale were not completed during the first quarter and the period should be restated. The $1,525,000 sale was reversed to remove the $1,525,000 accounts receivable and the corresponding $1,450,000 cost of sale was reversed to remove the $1,450,000 accounts payable. The net impact to the statement of operations is a decrease of $75,000 to gross profit which increases the loss per share from $(0.0748) to $(0.0780) per share for the period ended March 31, 1999.

     InterSource has subsequently upgraded its licensing status from a pharmaceutical broker to a pharmaceutical wholesaler and has applied for its own DEA (Drug Enforcement Agency) number to inventory pharmaceutical products. The higher level of licensure will allow InterSource to deal directly with the national wholesalers and manufacturers under a more favorable pricing tier structure.

Liquidity and Capital Resources

     Net cash used by operating activities of ($2,501,668) related primarily to the Company's $1,825,089 net loss and $751,495 decrease in accounts payable.
The Company, however, had a net working capital surplus of $2,857,007, an increase of $1,314,203 from December 31, 1998. The increase in working capital was principally the result of an increase in financing activities through the issuance of $2,314,436 in equity securities and $750,000 in convertible debt securities through private offerings.

     At fiscal year-end 12-31-98, the Company had $1,768,999 in accounts receivable, which represented 80% of the total sales at that time. The accounts receivable were derived primarily from sale of the Balanced Oil Recovery System ("BORS") units in the fourth quarter of 1998. Below is a BORS accounts receivable collection schedule through June 30, 1999:

12-31-98    Collections    3-31-99    Collections    6-30-99
1,494,000    ($60,000)     1,434,000   (103,350)     *955,650

* After reduction for $375,000 allowance for field modifications

     For units sold in 1998, the Company did not establish a reserve for product defects or returns because the Company did not anticipate such problems would arise. However, based on the harsh environment the units must withstand in the field, modifications became necessary after a 30-day period of break-in time during February 1999. The modifications were primarily for "wear and tear" related items, which were not discovered until late February and early March. The Company developed the list of field modifications to be added as improvements during the second quarter and subsequent modification began during this time frame. After the problems surfaced, the Company established a reserve for product defects and returns of $375,000 or $3,750 per unit for the units sold. The Company has spent approximately $2,000 per unit for current modification and has established an additional reserve of $1,750 per unit for unforeseen repairs to those units in the future. While the Company had no written warranty and return policy at the time the units were sold, the Company stood behind its products to satisfy its customers and develop its reputation for quality and service in the field. For the above reasons, the Company extended its customer's payment terms to enable the modifications to be completed and to ensure customer satisfaction.

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

                                  August __, 1999


                    By Leon H. Toups, Chief Executive Officer




                                S/S LEON H. TOUPS
                                   (Signature)

                                   (Signature)