Form 10QSB
period 1999-09-30
TOUPS TECHNOLOGY LICENSING INC /FL
filed 1999-12-08
CIK 1056748

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

     For the quarterly period ended September 30, 1999

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934
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

                                  (727)-548-0918
                           (Issuer's telephone number)

                                      None
              (Former name, former address and former fiscal year,
                         if changed since last report)

    APPLICABLE ONLY THE ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS.

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 6, 1999, the Company had 27,533,599 shares of Common Stock par value $0.001 outstanding.

Transitional Small Business Disclosure Format (check one);  Yes___  No  X

                                      INDEX

                         PART I - FINANCIAL INFORMATION

 Item 1       Unaudited Financial Statements:


              Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998

              Consolidated Statements of Operations for the three-month periods ended September 30, 1999 and 1998

              Consolidated Statements of Operations for the nine-month periods ended September 30, 1999 and 1998

              Consolidated   Statement   of   Stockholders'   Equity   for  the
              nine-month  periods  ended  September 30, 1999

              Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 1999 and 1998

              Notes to Consolidated Financial Statements

 Item 2    Management's Discussion and Analysis or Plan of Operation

                           PART II - OTHER INFORMATION

 None

                        PART 1 - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
              September 30, 1999 (Unaudited) and December 31, 1998

                                               September 30,
                                                    1999          December 31,
                                                 (Unaudited)         1998
                                                    ----             ----

                                     ASSETS

Current assets:
Cash                                             $     121,007    $ 772,080
Accounts receivable, net of
  allowance for doubtful accounts
  of $0 and $74,237, respectively                   1,266,421     1,768,999
Notes receivables                                      369,721            -
Inventory at cost                                      749,238      542,655
Current portion of land, net of sale
  contingency reserve                                1,546,875            -
Prepaid royalty expenses                               144,000       89,000
Other current assets                                         -        2,776
                                                 -------------    -----------
 Total current assets                                4,197,262    3,175,510


Property and equipment, net of
  accumulated depreciation of $382,103
  and $152,159, respectively                         2,690,978    2,017,913
Goodwill, net of amortization of
  $78,739 and $19,597, respectively                    313,203      372,345
Land, net of sale contingency
  reserve, net of current portion                    2,578,125            -
Related party receivables                               44,201       87,485
Other assets                                             6,987       31,932
                                                 -------------     ---------

Total assets                                      $  9,830,756   $ 5,685,185
                                                 =============   ===========



                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
Accounts payable and
  accrued liabilities                                1,821,980     1,432,388
Notes payable, related party                           487,150             -
Royalties payable                                           -         42,843
Customer deposits                                       18,224        39,000
Capital lease obligations                               99,880        66,125
Line of Credit                                          49,574        49,574
                                                -------------      ----------

Total current liabilities                        $   2,476,808    $ 1,629,930
                                                 -------------   ------------
Long term liabilities
Capital lease obligation,
  net of current portion                               566,932        322,112
Long-term liabilities,
  less current portion                                 750,000              -
                                                 -------------    -----------
Total long-term liabilities                          1,316,932        322,112
                                                 -------------    -----------
Total liabilities                                $   3,793,740    $ 1,952,042

Stockholders' equity

Common stock                                            27,535         22,217
Preferred stock                                        750,000              -
Additional paid-in capital                          12,404,080      8,892,522
Retained earnings                                  (7,144,599)     (5,181,596)
                                                 -------------     -----------

Total stockholders' equity                       $   6,037,016     $ 3,733,143
                                                -------------      -----------

Total liabilities and
stockholders' equity                             $   9,830,756     $ 5,685,185
                                                =============       ==========

                        See Notes to Financial Statements

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS for the three-month periodS ended September 30, 1999 and 1998 (Unaudited)


                                                  Three-Month      Three-Month
                                                 Period ended     Period  ended
                                                 September 30,    September 30,
                                                      1999             1998
                                                  (Unaudited)       (Unaudited)
                                                    --------          -------

Revenues                                           $   702,500       $681,549

Cost of goods sold                                     515,684        398,735
                                                -------------       -----------
Gross Profit                                           186,816        282,814
                                                 -------------       ----------

General and administrative expenses                  1,273,041         701,805
                                                 -------------     -----------

Total expenses                                       1,273,041         701,805
                                                 -------------      -----------

Net operating income (loss)                        (1,086,225)        (418,991)
                                                 -------------      -----------
Other income (expense):
Interest income                                                          2,072
Interest expense                                      (51,117)               -
                                                 -------------      -----------
Net income (loss)                                  (1,137,342)        (416,919)

Preferred  stock dividends                         100,000
                                                 -------------      -----------
Net income (loss) applicable to
    common stock                                 $ (1,237,342)     $ (416,919)
                                                      ========     ===========
Weighted average number of
shares outstanding                                  26,395,000      13,633,183

Net income (loss) per share                      $    (0.0469)     $  ( 0.0306)
                                                      ========         ========
                        See Notes to Financial Statements

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS for the nine-month periods ended September 30, 1999 and 1998 (Unaudited)

                                                  (Unaudited)     (Unaudited)
                                                  Nine-Month       Nine-Month
                                                 Period ended    Period  ended
                                                 September 30,    September 30
                                                     1999             1998
                                                  (Unaudited)      (Unaudited)
                                                    --------        -------

Revenues                                        $   6,918,073     $ 790,692

Cost of goods sold                                   1,116,182       463,753
                                                -------------      -----------
Gross profit                                         5,801,891       326,939
                                                 -------------     -----------

General and administrative expenses                  7,271,985      1,251,385
                                                 -------------     -----------

Total expenses                                       7,271,985       1,251,385
                                                 -------------     -----------

Net operating income (loss)                        (1,470,094)        (924,446)
                                                 -------------      -----------
Other income (expense):
Interest income                                          3,301           3,567
Interest expense                                     (238,617)               -
                                                 -------------      -----------
Net income (loss)                                  (1,705,410)        (920,879)

Preferred stock dividends                              250,000               -
                                                 -------------      -----------
Net income (loss) applicable to
    common stock                                 $ (1,955,410)      $ (920,879)
                                                      ========        ========
Weighted average number of
shares outstanding                                  26,395,000      13,633,183

Net income (loss) per share                       $    (0.074)      $ ( 0.0675)
                                                 =============     ===========

                       See Notes to Financial Statements


                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES

                 CONSOLIATED STATEMENTS OF STOCKHOLDERS' EQUITY
               for the nine-month period ended September 30, 1999
                                   (Unaudited)

                                   Common  Additional        Retained
                          Number  Stock   Paid-In  Preferred Earnings
                      Of Shares  (At Par)  Capital   Stock   (Deficit)  Total
Balance,
  December 31,
  1998                22,217,299 $22,217 $8,892,522   $0 $(5,181,596) $3,733,143

Stock issued for:
Cash                   4,412,800   4,414  2,520,272    -            -  2,524,686
Services                 903,500     904    741,286    -            -    742,190
Sharr Fund                                          750,000         -    750,000
Distribution to
  Shareholder                                                  (7,593)   (7,593)
Dividend recognized
  From conversion discounts                250,000            (250,000)        -
Net Income (loss) for
  the nine months ended
  September 30, 1999                                     (1,705,410) (1,705,410)

                      ----------   ------  --------  ------  --------- --------
Balance,
September 30,
1999             27,533,599 $27,535 $12,404,080 $750,000 $(7,144,599) $6,037,016
                 ========== ======  ==========  =======  ===========   =========



                        See Notes to Financial Statements

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS for the nine-month period ended September 30, 1999 and 1998 (Unaudited)

                                                  Nine-month         Nine-month
                                                 Period ended       Period ended
                                                  September 30,    September 30,
                                                    1999                1998
                                                 (Unaudited)        (Unaudited)
                                                    ----               ----

Cash flows from operating activities:
Net loss                                          $(1,705,410)       $(920,829)
Add (deduct) items not affecting cash:
Depreciation and amortization                          288,735          40,936
Capital stock issued for services                      742,190               -
Accrued licensing fees - land for resale           (4,125,000)               -
Cash provided (used) due to changes in assets and liabilities:
   (increase) in inventory                           (206,583)        (160,479)
   (increase) decrease in accounts
        receivable                                     502,578        (338,100)
   (increase) decrease in notes receivable           (369,721)
   (increase) in prepaid royalty expense              (55,000)         (93,000)
   (increase) decrease in prepaid expenses                   -           5,875
   (increase) decrease in other assets                  71,005               -
   Increase (decrease) in accounts payable
     and accrued liabilities                           389,592         218,129
   Increase (decrease) in deposits                    (20,776)         (61,457)
                                                --------------       ----------
Net cash used by operating activities              (4,488,390)      (1,308,925)
                                                --------------       ----------

Cash flows from investing activities:
Acquisition of equipment                             (903,009)         (75,847)
                                               ---------------        ---------
Net cash used by investing activities                (903,009)         (75,847)
                                                --------------        ---------



Cash flows from financing activities:
Proceeds from sale of capital stock                  2,524,686        1,503,709

Proceeds from sale of preferred stock                  750,000                -
Proceeds from capital lease obligation                 341,200                -
Issuance of long-term debt                           1,246,800                -
Distribution to owners                                 (7,593)                -
Payment of notes payable                              (42,493)                -
Principal payments on
 capital lease obligations                            (62,274)         (16,348)
Payment of long-term debt                                    -               -
                                                --------------       ---------
Net cash provided by financing activities            4,740,326        1,487,361
                                                  ------------        --------
Net increase (decrease) in cash                      (651,073)          102,589
                                                --------------        ---------
Cash, beginning of period                              772,080           74,636
                                               ---------------        ---------
Cash, end of period                                   $121,007         $177,225
                                                     =========        =========

Supplemental Cash Flows Disclosures
Noncash items:
Equipment acquired under capital lease                $341,200         $124,666
                                                    ==========       ==========
Common stock issued for consulting
services and rent                                     $742,190            $286
                                                    ==========       ==========















                        See Notes to Financial Statements

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 1999 and December 31, 1998

1.  Summary of Significant Accounting Policies

Company - Toups Technology Licensing, Incorporated ("TTL or the Company"), a Florida corporation was formed on July 28, 1997 and began operations on November 1, 1997. TTL is a diversified technology development and manufacturing company that seeks, authenticates and secures the rights to manufacture and market new technological advances that have applications in the energy, environment, natural resources and health care industries. At the end of the third quarter of 1999, the Company was comprised of nine divisions. The consolidated financial statements include the accounts of the Company and the following wholly owned subsidiaries. All material intercompany transactions have been eliminated.

Subsidiary's Name                   Business Activity

     Brounley Associates, Inc. (Brounley) designs, manufactures and sells radio frequency (RF) generators.

     InterSource Healthcare, Inc. (InterSource) Sells and refurbishes medical equipment, provides services for medical facility development, and sells pharmaceutical products.

Basis of Accounting - The accompanying consolidated financial statements were prepared using the accrual basis of accounting pursuant to which revenues are recognized when earned and expenses are recognized when incurred. This basis of accounting conforms to generally accepted accounting principles.

Basis of Presentation - The unaudited consolidated financial statements for the nine months ended September 30, 1999 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting only of normal recurring adjustments) and disclosures which are necessary for a fair presentation. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results of the full year.

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 1999 and December 31, 1998




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

Allowance for Doubtful Accounts - The Company establishes an allowance for uncollectible trade accounts receivable based on historical collection experience and management's evaluation of collectibility of outstanding accounts receivable. The allowance for doubtful accounts was $ 0 and $74,237 as of September 30, 1999 and December 31, 1998, respectively.

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

Earnings (Loss) per Share - Earnings per share are computed by dividing net income (loss) by the weighted average number of shares issued and outstanding during the reporting period. Shares issued or purchased during the period affect the amount of shares outstanding and are weighted by the fraction of the period they are outstanding.

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 1999
                        and December 31, 1998 (continued)


2.   Inventories

     Inventories as of September 30, 1999 and December 31, 1998 consisted of the following:

                             September 30, 1999          December 31, 1998
         Raw materials                $355,888                   $ 455,357
         Work-in-progress              194,802                      46,004
         Finished goods                 198,548                     41,294

Total                              $749,238                     $  542,655


3.   Property, Plant and Equipment

     Property,   plant  and  equipment,   at  cost,   and  related   accumulated
depreciation and amortization as of September 30, 1999 and December 31, 1998 are summarized as follows:

                                         September 30, 1999    December 31, 1998

Leasehold improvements               $        158,695             $       96,999
Office furniture & equipment                  228,623                    199,467
Machinery  & equipment                      1,870,907                  1,425,517
Equipment under capital leases                814,856                    448,089
                                              -------                   --------
                                      $     3,073,081              $   2,170,072
Less:Accumulated depreciation
   and amortization                           382,103                    152,159
                                              -------                    -------

                  Total                $    2,690,978              $   2,017,913
                                            =========                  =========










                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 1999
                        and December 31, 1998 (continued)


4.  Licensing Fee - Land for Resale

     On June 15, 1999, the Company entered into an Exclusive Representative Agreement (the "Exclusive Agreement") with Rancho La Regina Agropecuaria, S.A., Calle Monte Cristi, Dominican Republic (the "Licensee"). Under the terms of the Exclusive Agreement, TTL shall make available its Pyrolytic Carbon Extraction , Balanced Oil Recovery System Lift , Tunnel Bat Reclamation Vehicle and any other item offered as a result of intellectual rights held by TTL on an exclusive basis for commercialization and resale throughout South and Central America, including the Dominican Republic, Puerto Rico, Venezuela, Colombia, Ecuador, Brazil, Peru, Bolivia, Paraguay, Argentina, Uruguay, Chile, Costa Rica and Mexico. In exchange for these rights within the specified territory, the Licensee shall pay the sum of $5,500,000. Payment under the Exclusive Agreement was securitized through a limited-use title to a Dominican Republic Federal House Authority insured Planned Urban Development consisting of a planned 2,500 home site, 750,000 square-meter parcel of land located at the Dominican Republic. Under the terms of the Exclusive License, the Company receives a 10% interest in the sale price of each lot sold or a net realizable cash flow from the home site sales of $5,500,000 to be paid out pari passu with the sale of the 2,500 home sites. The licensing fee was a one-time fee for the exclusive rights to the Company's technologies. The Company realized 100% of the licensing fee in the second quarter ended June 30, 1999. The Company expects to realize the payment evenly over a 24-month period. The Company has established a reserve of 25% or $1,375,000 against the license fee for potential undeveloped home sites. The Dominican Republic Federal Housing Authority has conducted a feasibility study and approved the 2,500 home site PUD for their FHA financing guarantee relating to the purchase of each home site. The PUD expects to begin home site sales in the fourth quarter of 1999.

     The following is a schedule of future cash flow from the land held for resale as payment under the Exclusive Agreement:


         Land held for resale:                                $5,500,000
         Less sale contingency reserve                         1,375,000
                                                              $4,125,000


         Current portion:                                     $1,546,875
         Long-term portion                                     2,578,125
                                                              $4,125,000

     In the course of conducting a registration of TTL's securities on form SB-2 during 1999 the SEC has requested further information relating to the accounting treatment of the Company's $5,500,000 sub-license agreement with Rancho La Regina. The Company believes it has properly reflected this transaction throughout its unaudited financial statements. However, should the Company not prevail, a restatement of TTL's financial statements is probable which restatement would have a material effect on the Company's 1999 unaudited statements of income and balance sheet. In the event of a restatement, the Company may be required to recognize the revenue and earnings of its Rancho La Regina license agreement as actual payments are received which may occur over a 24 month period.

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 1999
                        and December 31, 1998 (continued)

5.  Related Party Transactions

Related Party Receivables:
     The  Company  has  the   following   receivables   from   officers   and/or
stockholders:

                                   September 30, 1999        December 31, 1998

 Interest-free demand notes-Unsecured:

         Shareholders                      $   41,979          $   85,263
         Officers                               2,222               2,222
                                            ---------            ---------
                  Total                    $   44,201              87,485
                                            =========            =========

Related Party Debt:

     In June 1999, the Company executed a $65,000 promissory note with a company 100% owned by the Company's Chief Executive Officer. The note bears interest at a rate of 12%, with 24 monthly principal and interest payments of $3,060. The note is secured by the Company's accounts receivable, inventory and equipment.

     In July 1999, the Company executed a $75,000 promissory note with its Chief Executive Officer. The note bears interest at a rate of 12% with 24 monthly principal and interest payments of $3,530.51. The note is secured by the Company's accounts receivable, inventory and equipment.

     In August 1999, the Company executed a $282,000 promissory note with a Director. The note bears interest at a rate of 12% and is due and payable in full, along with $8,000 of interest, on January 15, 2000. Additionally, the note grants an option to the holder to purchase 25,000 shares of the Company's common stock within a 3-year period at $.70 per share. The note is secured by real property in the Dominican Republic

     In August 1999, the Company received an unsecured loan in the amount of $70,000 from a shareholder. The interest rate and payment schedule have not yet been determined.




                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 1999
                        and December 31, 1998 (continued)



6.  Capital Leases

     The following is an analysis of the equipment under capital leases by major classes:

                                          September 30, 1999   December 31, 1998

       Machinery and equipment                    $  814,856      $  488,089
       Less: Accumulated depreciation                117,324          53,003
                  Total                            $ 697,532       $ 435,086

                  Amortization of leased equipment is included in depreciation expense and totaled $109,723 and $50,753 for the nine months ending September 30, 1999 and the year ending December 31, 1998, respectively.

     The following is a schedule by years of future minimum lease payments as of September 30, 1999 and December 31, 1998.

                                   September 30, 1999       December 31, 1998
                       1999              104,844                 111,359
                       2000              203,432                 118,403
                       2001              200,843                 115,817
                       2002              179,875                 101,541
                       2003              155,568                  61,549
          Total minimum lease payments $ 844,562                $508,669

     Less:Amount representing interest  $177,750                $120,432
     Present value of net minimum
                      lease payments   $ 666,812                $388,237


     The present value of net minimum lease payments are reflected in the balance sheet as:

                                        September 30, 1999    December 31, 1998

Current portion of capital
  lease obligations                          $99,880                 $66,125
Capital lease obligations,
  net of current portion                     566,932                  322,112

                                      $      666,812                 $ 388,237


                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 1999 and December 31, 1998
                                   (continued)


7.  Line of Credit

         InterSource maintains a $50,000 bank line of credit with interest payable monthly at bank prime (current 8.75%) plus 2%. At September 30, 1999 and December 31, 1998, the amounts due were $49,574 and $49,574 respectively. The line of credit matures November 30, 1999. Inventory and the personal guarantee of certain stockholders secure the line.


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

         Since the investor did not convert the notes on the day of closing, the Company is required to recognize as interest expense the beneficial conversion terms of the notes. This additional interest of $187,500 has been amortized over the period between the closing date (February 17, 1999) and the first date (May 17, 1999) on which the notes can be converted.

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


                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 1999 and December 31, 1998
                                   (continued)


9.  Capital Stock

Common

As of September 30, 1999 and December 31, 1998, there were 27,533,599 and 22,217,299 shares issued and outstanding respectively. Of the 27,533,599 issued and outstanding at September 30, 1999, 6,034,056 shares are unrestricted and 21,499,543 shares are restricted as to the sale to other parties pursuant to the resale provisions of SEC Rule 144. Of the 22,217,299 shares issued and outstanding at December 31, 1998, 6,034,056 shares are unrestricted and 16,183,243 shares are restricted as to the sale to other parties pursuant to the resale provisions of SEC Rule 144.


 Preferred

The Company is also authorized to issue 10 million shares of preferred stock having a par value of $1 per share. As of September 30, 1999, there are 750,000 preferred shares issued and outstanding and no shares issued or outstanding at December 31, 1998.

     On March 30, 1999, the Company executed a series of agreements and amended its articles of incorporation in order to complete the placement of $750,000 of its Series A 7% Preferred Stock with an investor. Under the terms of the Series A Preferred Stock, the holder may convert at 105% of the closing price anytime up to 90 days after issuance; 85% of the closing price anytime between 91 days and 119 days following closing; 80% of the closing price anytime between 120 and 149 days following closing, or; 75% of the closing price anytime after 150 days following the closing date through March 30, 2004. The Company also issued 93,750 warrants exercisable at $2.40 per share to the investor in connection with the sale of the Preferred Stock. As a part of the finders fee the Company issued 50,000 warrants allowing for the purchase of a like number of shares of the Company's stock at $2.40 per share through March 30, 2004. The Company has recognized a dividend of $250,000 due to the conversion discounts noted above for the period June 30, 1999 to August 30, 1999.


10.  Operating Leases

         The Company has leases for buildings, which are classified as operating leases. Total rent expense for all operating leases for September 30, 1999 and December 31, 1998 was $ 258,096 and $ 17,154, respectively.

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 1999 and December 31, 1998
                                   (continued


10.  Operating Leases (continued)

         Future minimum lease payments under the noncancellable operating leases with initial or remaining terms of one year or more are as follows:

             1999           $    53,490
             2000               313,450
             2001               276,000
          2002               265,414
                                 $ 908,354

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


12. Noncash Disclosures

      In 1999, the company issued 903,500 shares of restricted common stock for services. These shares were recorded at a total of $742,190.


13. Contingencies

      The company may periodically be involved in legal actions and claims that arise in the normal course of operations. Management believes that the ultimate resolution of any such actions will not have a material adverse effect on the Company's financial position.

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

                   ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Management engineered three main events in the third quarter to further its goals and believes that these events will have an increased impact on its performance beginning in the fourth quarter of 1999:

1. Concentration on the Company's outsourcing production capabilities through its consolidated Manufactured Products Division resulted in increased revenues from outside customers contracting the Company to meet their production needs. Revenues from outside customers increased from $20,000 per week at the beginning of the quarter to over $50,000 per week by the end of the quarter.

2. Manufactured Products concentrated heavily on the BORS Lift, an oil extraction device, increasing contractually committed orders from distributors through calendar year 2000 from just over 700 at the beginning of the quarter to 1,900 units by the end of the quarter. The Company has also contracted with a national service company to perform unit installations giving the Company the ability to perform multiple installations at multiple locations simultaneously. The Company currently has contracted for over 100 installations before year end.

3. The Company's Environmental Solutions Division concentrated heavily on its MagneGas, a process for liquid waste treatment and alternative gaseous fuel production, and its Waste-to-Energy treatment process, a process that treats solid hydrocarbon-based waste and reduces its volume as well as produces a refuse derived fuel. To further its development, the Company contracted with a national environmental products engineering firm. The result of this effort will deliver commercial applications of the MagneGas process beginning the fourth quarter 1999. The first commercial applications will serve the cutting gas industry with an on-site, on-demand source of MagneGas as a replacement for acetylene and the second, a liquid waste treatment process for sewage, animal effluent and certain industrial liquid wastes. The relationship has also delivered a set of prints that allow the Company to quote on a 400-ton per day solid waste-to-energy processing plant.


About Toups Technology

The Manufactured Products Division is located in the company's 50,000 sf state of the art manufacturing facility and includes:

o BORS Lift(a), a device that increases production and decreases the cost of producing oil in stripper wells, or relatively low volume oil wells;

o    TTL Manufacturing,  which provides production, metal fabrication, machining
     and  a  wide  variety  of  precision   welding   services  for   internally
     manufactured products, other TTL Divisions and outside customers;

o Brounley RF Technologies, TTL's electronics manufacturing subsidiary that makes radio frequency power generators for aerospace, military, industrial and advanced communications applications; and,

o Tunnel Bat(a), a mechanized vehicle used to clean out water drainage culverts.



The Environmental Solutions Division includes:

o    Waste Processing Technologies:

ss.           Magnegas(a),   a   process   that   uses   carbon   suspended   in
              hydrocarbon-based   industrial   waste  or  sewage  to  produce  a
              multi-use combustible gas while neutralizing the waste.

ss. Waste-to-Energy treatment, a process that handles solid hydrocarbon-based waste and produces a multi-use refuse derived fuel in the form of a combustible gas while treating the waste and reducing its volume.


o Alternative Fuel Products features three unique clean-burning, high performance fuel gasses derived from its waste processing technologies:

ss.        MageneGas(a)  produced from the MagneGas process.
ss.        Phoenix777(TM) produced from the waste-to-energy process, and
ss.        AquaFuel(TM)


The E-Commerce Division is the company's on-line distribution system that includes:

      InterSource Health Care, which sells medical supplies, equipment and pharmaceuticals through organizational joint-marketing programs such as group purchasing, professional and corporate health care organizations and over the internet; and,

      iSOURCEnet.com, in conjunction with TTLOnline.com, which serves as TTL's internet distribution network and international outreach, is planned to be a medical surplus equipment and supply on-line auction and retail outlet. Both are projected to go online in the fourth quarter, 1999.



Results of Operations

     Three Months Ended September 30, 1999, Compared to Three Months Ended September 30, 1998

For the three months ended September 30, 1999, the Company reported revenues from operations of $702,500, a 3% increase over 1998 third quarter revenues of $681,549. Third quarter revenues were primarily derived from the Manufactured Products division's sales from outside contract manufacturing.

     The Company positioned itself in the third quarter to realize strong sales in the fourth quarter for BORS Lift units with the introduction of an enhanced design to the field in September. The units are currently undergoing testing by the Department of Energy (DOE) under a grant funded by the DOE to compare the BORS Lift to conventional oil extraction units. The Company is currently contracted to install a minimum of 100 units prior to year-end and has orders for an additional 1,800 through calendar 2000.

To complement its BORS Lift, the Company has further developed its niche contract manufacturing business for customers with long production run-cycles. The long run-cycles allow the Company to take advantage of the automation and efficiency of its manufacturing setup and to absorb overhead through broader utilization of its assets. The Company's Manufactured Products division's efforts for the third quarter were focused on production control, sales organization and building its quality standards in preparation for increasing its throughput to include both BORS Lift units and outside work while maintaining its margins.

Cost of goods sold in the third quarter of 1999 was $515,684 or 73% of revenues, which was up from 59% of revenues for the third quarter of 1998. The increase in cost of goods sold as a percentage of revenues in 1999 was the result of the divisional re-organization and BORS Lift setup within the Manufactured Products division.

The Company's selling and administrative expenses of $1,273,041 were comprised of operating costs, development expenses, salaries and consulting fees in third quarter of 1999, up from $701,805 during the third quarter of 1998. The increase in operating expenses was primarily the result of increased personnel expenses incurred by the Company in building its infrastructure, assembling a team of engineers, scientists and other professionals, and preparing its technologies for sale. As a percentage of sales, selling and administrative expenses increased to 181% of sales during the third quarter of 1999, up from 103% of sales during the third quarter of 1998. During the third quarter of 1999, the Company completed its BORS Lift enhanced unit design and increased its production capabilities. The Company also concentrated heavily on the final development and market applications for MagnaGas and its waste-to-energy treatment processes.

As a result of these activities, the Company had a third quarter 1999 operating loss of $1,086,225, an increase from an operating loss of $418,991 for the same period of 1998.

Interest expense of $51,117 during the third quarter period was related to the accrued interest from shareholder notes.


Nine Months Ended September 30, 1999, Compared to Nine Months Ended September 30, 1998

For the nine months ended September 30, 1999, the Company reported revenues from operations of $6,918,073, a 775% increase over 1998 nine month revenues of $790,692. Revenues were primarily derived from the $5.5 million Exclusive Agreement involving the licensing of the Company's technologies to certain South and Central American countries as well as several Caribbean islands.

Cost of goods sold in the first nine-month period of 1999 was $1,116,182 or 16% of revenues, which was down from 59% of revenues for the first nine-month period of 1998. The decrease in cost of goods sold as a percentage of revenues in 1999 was the result of the limited associated costs with the licensing fee.

The Company's selling and administrative expenses of $7,271,985 were comprised of operating costs, development expenses and salaries and consulting fees in the first nine-month period of 1999, up from $1,251,385 during the nine-month period of 1998. The increase in operating expenses was primarily the result of increased personnel expenses incurred by the Company in building its infrastructure, assembling a team of engineers, scientists and other professionals, and preparing its developing technologies for sale. As a percentage of sales, selling and administrative expenses dropped to 105% of sales during the first nine-month period, down from 158% of sales during the first nine-month period of 1998. During the first nine-month period, the Company completed its reorganization by installing strong, experienced divisional management while focusing its operational structure on salable commercial applications to maximize sales and earnings.

As a result of these activities, the Company had an operating loss of $1,470,094 for the first nine-month period of 1999, an increase from an operating loss of $924,446 for the same period of 1998.

Interest expense of $187,500 was related to the beneficial conversion terms of the convertible notes since the investor did not convert the notes on the day of closing. The balance of interest expense was related the accrued interest from shareholder notes.


Liquidity and Capital Resources

Net cash used by operating activities of ($4,488,390) related primarily to the Company's $1,705,410 net loss for the first nine-month period and the $4,125,000 increase in the licensing fee receivable of land held for resale associated with the licensing agreement in the Dominican Republic. The Company, however, had a net working capital surplus of $1,720,454, an increase of $174,874 from December 31, 1998. The increase in working capital was principally the result of an increase in financing activities through the issuance of $4,521,486 in common stock, preferred stock and other debt instruments.

As of September 30,1999 the Company had $49,574 drawn on a $50,000 bank line of credit for InterSource and $487,150 in loans due to shareholders of the Company. The Company has no other bank financing or other traditional debt obligations outstanding other than trade payables, accrued expenses, and capitalized lease obligations due from the normal course of business.

The Company believes its existing cash, together with projected cash flows from operations and the availability of future equity and debt offerings, will be sufficient to meet the Company's cash requirements in 1999.


Forward Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations contain certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management's estimates, assumptions, and projections. Major factors that could cause results to differ materially from those expected by management include, but are not limited to: the timing and nature of independent test results; the nature of changes in laws and regulations that govern various aspects of the Company's business; retention and productivity of key employees; the availability of acquisition candidates and proprietary technologies at purchase prices the Company believes to be a fair market; the direction and success of competitors; management retention; and unanticipated market changes.


PART II - OTHER INFORMATION

None.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Toups Technology Licensing, Incorporated
                                  (Registrant)


                                  December 8, 1999


                    By Leon H. Toups, Chief Executive Officer




                                S/S LEON H. TOUPS
                                   (Signature)