Form 10KSB
period 1999-12-31
TOUPS TECHNOLOGY LICENSING INC /FL
filed 2000-05-12
CIK 1056748

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

 X       Annual report under Section 13 or 15(d) of the Securities Exchange
---      Act of 1934.  For the fiscal year ended December 31, 1999.

                                       OR

         Transition report under Section 13 or 15(d) of the Securities Exchange
---      Act of 1934 for the transition period from           to           .
                                                    ---------    ----------

                         Commission File Number: 0-23897

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                    ----------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                         Florida                                                 59-3462501
               ---------------------------                                      -------------
             (STATE OR OTHER JURISDICTION OF                                    (IRS EMPLOYER
              INCORPORATION OR ORGANIZATION)                                 IDENTIFICATION NO.)

                  7887 Bryan Dairy Road
                        Suite 105
                      Largo, Florida                                              33777
                    ------------------                                           ---------
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                (ZIP CODE)

       Registrant's telephone number, including area code: (727) 548-0918

        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:

                                                                           Name of Each Exchange
                  Title of Each Class:                                     on which Registered:
                  --------------------                                     --------------------
             Common Stock, $0.001 par value                                        None


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were $1,100,528.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of May 2, 2000, is $.625.

         The number of shares of common stock outstanding as of May 2, 2000 was 38,362,117.

                                     PART I

          The information set forth in this Report on Form 10-KSB including, without limitation, that contained in Item 6, Management's Discussion and Analysis and Plan of Operation, contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

         Toups Technology Licensing, Incorporated is a corporation primarily engaged in the commercialization of late-stage technologies primarily in the energy, environmental, natural resources and healthcare markets. Historically, we have acquired the rights to the technologies we utilize by purchasing them or through licensing arrangements. Our operations are organized into three divisions: Environmental Solutions, Manufactured Products and Health Care. See "Our Business". Our objective is to enhance shareholder value through an asset management and acquisition strategy that targets companies and technologies where our management and resources can be successfully leveraged to enhance strategic market position and to initiate, maintain and increase sales. The principal sources of our revenues in 1999 were in our Manufactured Products and Health Care divisions.

         The terms "we" and the "Company" in this document refer to Toups Technology Licensing, Incorporated.

RECENT DEVELOPMENTS

RESTATEMENT OF FINANCIAL RESULTS

         We are revising our 1999 interim and 1998 annual financial statements to reverse the revenue derived from the sale of certain quantities of the Balanced Oil Recovery System ("BORS") Lift units. See "Our Business." During the fourth quarter of fiscal 1998, we recorded $1,515,720 of revenue associated with the sale of 102 of our then newly-developed BORS units. Prior to the sale of these units, we had performed extensive product development and field testing and believed that all significant product and design problems had been satisfactorily resolved. However, subsequent to delivery and installation of certain units, we became aware of certain performance concerns with the BORS units sold in 1998. Upon further investigation, we determined that certain modifications of the BORS units would be required. However, since we had limited operating history with this equipment, we were unable at that time to determine the magnitude of the required modifications or the cost thereof. Accordingly, we were not able to reasonably estimate the amount of any accrued warranty obligation that might have been required at December 31, 1998. Since the range of possible loss was not determinable at the date of the issuance of the financial statements for fiscal 1998, we determined that recognition of these sales was not warranted until a reasonable estimate of the warranty obligation could be determined. In light of this, the financial statements for fiscal 1998 have been adjusted to reverse the $1,515,720 of sales and $1,002,874 cost of sales, accrued commissions and accrued royalties. These adjustments reduced gross profits by $595,689, reduced selling, general and administrative expenses by $82,843 and increased net loss by $512,846. We agreed to accept the return of most of the BORS units sold in 1998 and have identified the related problems with the BORS product so that it is able to function in its intended manner. We modified and sold 33 units during 1999, the remainder of which are included in inventory at December 31, 1999 at their net realizable value.

         We are also revising our 1999 interim financial statements to address the following significant adjustments:

         (i) to reverse $4,125,000 of net license fee revenue payable to us by Rancho La Regina Agropecuaria, S.A., Calle Monte Cristi, Dominican Republic for the exclusive rights to our technologies throughout South and Central America. Payment of the license fee is secured by a limited-use title to a planned urban development consisting of 2,500 home sites. We originally realized 100% of the net licensing fee as revenue in the second quarter ended June 30, 1999. Upon further consideration, we believe that revenue should be recognized pro rata as each of the 2,500 home sites are sold and as the proceeds are received. We have not received any payments under this agreement.

         (ii) to properly reflect stock-based compensation for services and license fees. We issued stock in the first, second and third quarters. The valuation of these shares was not properly recorded during these periods. We made a $2,502,411 adjustment in the fourth quarter of 1999 to recognize all stock-based compensation at the fair value of the stock issued.

         (iii) to reflect the issuance of 500,000 shares of common stock issued pursuant to a joint venture agreement in the second quarter of 1999 and the subsequent write-off of that investment when it was determined that the pending joint venture interest had no value.

SEC ENFORCEMENT INQUIRY

         By letter dated November 19, 1999, we were notified that the United States Securities and Exchange Commission was conducting an informal inquiry in connection with matters relating to our financial statements and periodic reports, including matters addressed by our restatement of financial results. The Commission has requested that we provide it with certain documents, including documents concerning our accounting policies and practices, our financial statements and our periodic reports. The Commission indicated that its inquiry should not be construed as any indication by the Commission or its staff that any violation of law has occurred, nor as an adverse reflection upon any person, entity or security. We are cooperating with the Commission in connection with this inquiry, and its outcome cannot be determined at this time.

BACKGROUND

         We were incorporated in Florida on July 28, 1997. Following our formation, we acquired all of the assets of Advanced Micro Welding, Inc., a Florida corporation engaged in micro-welding and metal fabrication, in exchange for 500,000 restricted shares of our common stock. The operations of Advanced Micro Welding have been merged with those of the Company, and Advanced Micro Welding, as a corporate entity, is inactive. This acquisition enabled us to develop our Manufactured Products division, discussed below.

         In October 1998, we acquired all of the capital stock of Brounley Associates, Inc., a Florida corporation engaged in the design, manufacture and sale of radio-frequency generators throughout the United States and abroad in exchange for 900,000 restricted shares of our common stock. Brounley's activities were discontinued in August 1999.

         In November 1998, we acquired all of the capital stock of InterSource Health Care, Inc., a Florida corporation engaged in (i) the acquisition and refurbishing of used medical equipment, (ii) the sale of pharmaceutical products and (iii) the providing of services for medical facility development in exchange for 1,203,241 restricted shares of our common stock. We now operate InterSource as a wholly-owned subsidiary.

OUR BUSINESS

         We were previously comprised of nine separate divisions. During the second quarter of 1999, we consolidated our business activities into three divisions: Environmental Solutions, Manufactured Products and Health Care.

         ENVIRONMENTAL SOLUTIONS DIVISION

         Our Environmental Solutions division is organized into two discrete sectors. The first sector is responsible for creating, licensing and packaging technologies that convert solid and liquid waste products into useable alternative energy and other usable materials discussed herein. To date, we have developed and licensed technologies that create a number of clean-burning alternative fuels, including a collection of gases we refer to as Santilli MagneGases. MagneGas is presently the focus of this sector. We have derived no revenues to date from MagneGas. The second sector is responsible for the creation of proprietary waste-to-energy equipment designed to treat hydrocarbon-based waste in a closed, non-polluting environment. This equipment includes our PlasmaArcFlow (TM) Reactor for liquid wastes and Starved Air Combustor (TM) and Green Waste to Energy Processor (TM) for solid wastes. The Starved Air Combustor and the Green Waste to Energy Processor are currently in the development stage. Once designed and created by our Environmental Solutions division, this equipment will be manufactured and assembled by our Manufactured Products division.

         ENERGY

         MagneGas is derived through the operation of our PlasmaArcFlow Reactor. It is a gas that we believe possesses superior combustion and exhaust properties because it emits less than half of the carbon dioxide of natural gas and virtually no carbon monoxide (as measured by percentage of emissions) or unburned hydrocarbons (as measured by parts per million). In addition, MagneGas is lighter than air and has a distinct odor, both of which are important safety features.

         We believe that MagneGas is one of the cleanest, most efficient and safest renewable alternative fuel sources available. It has significantly fewer pollutants, can be easily and safely produced, transported and stored and has significant commercial potential.

         MagneGas can be made in a number of different formulations, depending on the needs of the user. For example, MagneGas can be formulated to run electric generators, for metal cutting and for automobile fuel. The selection of the specific type of MagneGas is made on the basis of a customer's specific needs regarding costs, energy content and combustion exhausts. For instance, for indoor use, we can supply a filtered MagneGas that is rich in oxygen with no toxic substances or carbon monoxide in the exhausts and a low CO2 content.

         The three main types of MagneGas have differing applications, but all possess similar chemical structure, energy content and combustion exhaust characteristics:

                  - MagneGases produced from water with small percentages of mineral or organic contaminants, a minimum of 500 BTU/cf, high octane values and extremely clean exhaust. This type of MagneGas may be used for a variety of indoor uses including cooking, heating and other applications.

                  - MagneGases produced from highly contaminated organic liquids, such as automotive antifreeze and oil waste or heavy farm waste are similar to natural gas for energy content, have about 150 octane and produce large percentages of oxygen in the exhausts (measured up to 14%) and may be used as a replacement for virtually any solid, liquid or gaseous fossil fuel.

                  - MagneGases produced from liquid wastes with large toxic content, such as industrial wastes, have a very high BTU per cf but require significant processing time in order to become ecologically acceptable fuels.

         Continuing internal and third party tests indicate that MagneGas makes a better alternative to gaseous fuels as compared to acetylene, LPG, MAPP and other gases used for metal cutting, to propane and to natural gas used for everything from cooking to automobile fuel. We engineered two versions of the process in 1999: (i) a closed system that produces MagneGas while consuming liquid wastes such as oils, antifreeze, solvents and similar materials and (ii) a flow-through system designed to treat liquid wastes such as sewage, contaminated water and other similar high-volume waste streams while producing MagneGas.

         MagneGas's first commercial application, which is its use in metal cutting, was introduced for market testing in the first quarter of 2000.

         EQUIPMENT

         Santilli's PlasmaArcFlow Reactor(TM). There are two configurations of an underwater arc process called PlasmaArcFlow that force liquid waste through an electrically generated plasma field: the MG Series, which is a closed system, and the WR series, which is a flow-through system.

         Our MG Series PlasmaArcFlow Reactor treats contaminated liquid waste, such as used motor oil, radiator anti-freeze and other consumer, commercial and industrial non-radioactive liquid wastes, in a closed system without releasing harmful emissions. The PlasmaArcFlow Reactor consists of an all-encompassing metal chamber. Using a recirculation pump, the liquid waste is forced to flow through an electric arc created by submerged electrodes. The electric arc, created by a conventional electric generator, consumes the liquid waste by decomposing its molecules and producing:

         -        MagneGas;

         - solid precipitates useful as fertilizers or other applications;

         - carbon black, which can be used for the production of electrodes; and

         -        heat which is usable as another source of energy.

         The flow-through, or linear configuration, is designed to treat larger volumes of liquid waste such as municipal sewage, animal waste, biologically contaminated fresh and salt water and similar liquids while producing:

         -        MagneGas;

         - solid precipitates useful as fertilizers or other applications; and

         -        water for irrigation.

         We believe that the PlasmaArcFlow Reactor process has numerous advantages over conventional contaminated liquid waste treatment processes. Because it does not produce emissions or landfill waste, it is environmentally safe and clean. The solids that are a result of the waste conversion process have commercial uses and, accordingly, afford additional revenue stream opportunities. In addition, costs for operation make the process economically viable and, in certain configurations and applications, economically superior.

         Starved Air Combustor. Our Starved Air Combustor is an advanced system based on technology designed by Boeing Corporation to process large quantities of solid waste in a continuous stream, including municipal waste, bark, tires, automotive shredder residuals and coal. Through an innovative method using our variable-pitch auger, which feeds waste into a starved-air combustion chamber, the Starved Air Combustor heats waste to its gasification temperature producing a combustible and usable gas that is employed in the process. Heat generated by the process can be used for a number of purposes including electrical generation, heat, steam and hot water.

         We believe that this process offers both mechanical and environmental advantages over competing processes. Nitrogen and sulfur oxides in the primary combustion chamber create a fuel gas by-product which is used for self-fueling operation. Thus, the unit is efficient operationally and minimizes the release of nitrogen and sulfur oxides into the environment. In addition, because flame and gas temperatures are limited to approximately 2200o F, the life of the waste disposal equipment is extended.

         Green Waste to Energy pyrolysis processor. Our Green Waste to Energy pyrolysis processor, or GWE, is a promising development project to process solid hydrocarbon-based waste and produces a multi-use fuel in the form of a combustible gas. The by-products we obtain through our GWE process may then be sold commercially. We believe that, because this process runs on its own by-products, there are no emissions and, therefore, no residue from combustion. In addition, the GWE is modular in its design and can handle a number of different waste streams simultaneously.

         MANUFACTURED PRODUCTS DIVISION

         Our Manufactured Products division is the manufacturing source for the Balanced Oil Recovery System Lift, prototyping and certain equipment developed by our Environmental Solutions division. Our Outsource Solutions sector meets the manufacturing production needs of third parties for various types of goods.

         BALANCED OIL RECOVERY SYSTEM LIFT

         Our Balanced Oil Recovery System Lift, or BORS Lift, is a device that extracts oil from shallow, low-volume "stripper" wells, which are defined as those wells which produce up to 10 barrels per day. By lifting oil rather than pumping, the BORS Lift eliminates conventional rods, tubing, downhole pumps or pumping units and related maintenance costs typically associated with conventional methods. The operating concept is based on a balanced technology of extracting oil at the same rate as its recovery through a collection tube and discharging it into a collection tank without collecting water. Using the BORS Lift, wells that have historically produced 25 barrels or more of salt water in a day are now collecting only oil. This eliminates the need for salt water disposal. Based on independent tests, we believe that the BORS Lift can increase oil production in shallow, low-volume "stripper" wells by up to 400 percent, while significantly decreasing operating costs.

         TUNNEL BAT CULVERT RECLAMATION VEHICLE

         Our Tunnel Bat Culvert Reclamation Vehicle is currently in the research and development stage and is undergoing testing. It is a mobile vehicle specifically designed to remove silt, debris, vegetation, soil, rock and other types of blockage from inside a box culvert. A box culvert is the part of a storm sewer or drain that runs under a road or embankment. The Tunnel Bat represents an efficient solution to removing blockage from box culverts as opposed to customary methods. The unit is driven by a person, moves both forward and backward at low speeds and is equipped with front and rear attachments. The Tunnel Bat is designed to turn an expensive and time consuming job into an easier and more efficient task.

         OUTSOURCE SOLUTIONS

         Our Manufactured Products division provides outsource solutions to third parties with a wide range of industrial and business needs by allowing them to utilize our state of the art custom metal fabrication, specialty welding and machining facilities to meet their production needs. With our in-house equipment, we can fabricate stainless and carbon steel, aluminum, copper, titanium, incanel and other materials. Our machine shop is staffed and equipped to do prototype, custom or production work. Our equipment includes vertical mills, tooling lathes, drill presses and welding equipment offering a wide range of welding capabilities, including inert gas or CO2, plasma, laser and electron beam welding.

         By operating this manufacturing facility, we are able to maintain quality control and manage timing of projects. New inventions often require one-of-a-kind specialty parts. Given the unique nature of many manufactured products, exact attention to specifications is assured while retaining flexibility mindful of changing designs and invention. This flexibility coupled with our ability to meet significant production demands makes us an attractive choice as an outsource manufacturing solution for many third-parties while serving to offset overhead costs.

HEALTH CARE DIVISION

         Our wholly-owned subsidiary, InterSource Health Care, Inc., has a core business that seeks to match purchasers and sellers of new and refurbished medical equipment and consumables. Commencing in 2000, sales will also be generated through our Internet site located at www.isourcenet.com, which is currently under development. This Internet model will include a wide range of complementary services aimed at health care providers and consumers through a secure Internet site with an in-house support staff. For the buyer or seller of medical equipment and/or consumables, InterSource offers a one-stop means to shop comparatively on the Internet.

         A planned feature will also allow patients to purchase both traditional and alternative elective (typically non-insured) medical services from a network of participating, certified providers through an auction format (by bidding for available services).

         InterSource is also concentrating on building a much broader network of health care providers and patients. In addition to offering equipment and products through a secure Internet home page and through an in-house, buying services program, we are building a network of suppliers and partners to deliver a wide range of services and products that include staffing and recruitment, arranging health care services in the United States for international clients, pharmacy procurement and delivery services, health and wellness products and other services. A licensed physician executive and former executive at two of the nations' largest health care insurers leads InterSource's new program with health care professionals in support.

DISTRIBUTION OF OUR PRODUCTS

         Current distribution is achieved through both direct sales and distributors. We contemplate replacing the current distribution system with licensing agreements to more experienced sales and marketing groups that have superior financial and management resources. We will continue to seek such arrangements for all of our products and applications.

COMPETITION

         BORS LIFT

         Because oil wells typically begin to produce salt water as the natural drive mechanism in the reservoir is depleted, oil producers have long sought to eliminate the production of salt water from oil wells. The BORS Lift is designed to take advantage of the natural separation of oil and water in the well bore and extracts only oil while leaving the salt water in place. Traditional pump jacks, sucker rod methods and other above-ground pump systems are designed to lift any fluid in the well bore without being able to separate the oil from the water. We believe that the BORS Lift system is a very effective method of eliminating salt water from oil production in low volume wells. We believe that this system offers significant economic and environmental benefits over traditional methods used to produce oil from shallow, low volume wells. Management believes that if properly marketed, the BORS Lift system has the potential to gain significant market share in this segment of the oil producing market, which represents 26% of the domestic oil production according to the United States Department of Energy. However, since we are competing with traditional, established oil pump manufacturers that have greater financial and operating resources than we do, our ability to gain market share is not assured.

         SPECIALTY MANUFACTURING

         There are many small shops in the geographical area providing substantially the same services that the Specialty Manufacturing division offers. We believe that our equipment is state of the art and is at least comparable to manufacturing resources with which we compete. We also believe that we are able to offer our customers a wide range of services at rates that are very competitive. However, the barriers to entry in this area are relatively low, and there can be no assurances that our competitors will not offer comparable services at lower costs.

         MAGNEGAS

         The alternative fuel industry is a very competitive industry consisting of potential competitors who may have superior financing, experienced management, advantageous strategic relationships and more mature technologies than our products in development. Despite the formidable competition in the alternative fuel industry, we intend to continue to develop and market MagneGas, which we believe is among the cleanest, most efficient and safest of the alternative fuel sources available. We also believe that, because MagneGas is the product of a versatile waste treatment process that can support or be the primary income source, MagneGas may have significant inherent economic advantages over competitive products. It has significantly fewer pollutants than many traditional fuel sources and certain alternative fuel sources and can be easily and safely produced, transported and stored. In addition, we have identified numerous potential commercial applications for MagneGas and its primary process, PlasmaArcFlow, which treats a wide variety of liquid wastes. There can be no assurances that MagneGas will prove profitable when introduced to the marketplace, if ever, and we acknowledge that more economical and/or more environmentally efficient alternative fuels or waste treatment processes could be developed by other players in the industry.

         INTERSOURCE HEALTH CARE

         Providing services to health care providers is highly competitive. We are aware of other entities engaged in a business purpose similar to that of InterSource. Given the size and scope of the medical industry, we expect to encounter competition from companies with greater financial and marketing resources than us and plan to concentrate business activities in underserved areas and to partner or network with larger organizations.

INTELLECTUAL PROPERTY

         We have obtained the majority of the intellectual property rights to our technologies either through license agreements or assignments, the most significant of which are described below.

         BORS LIFT TECHNOLOGY

         Pursuant to a license agreement dated June 19, 1998, we have a world-wide exclusive license with Lift-Pump LLC to undertake a joint effort at designing, manufacturing, selling or otherwise commercializing the BORS Lift technology. Pursuant to the license agreement, we pay Lift-Pump a royalty of six percent (6%) of the gross proceeds we receive from selling, commercializing or sub-licensing the BORS Lift technology.

         GREEN WASTE TO ENERGY

         Pursuant to the terms of a license agreement between John Rivera, Tomorrows Innovative Technology Today and us dated December 15, 1999, we hold an exclusive worldwide license to certain pyrolytic carbon extraction technology, which is a technology used to convert solid hydrocarbon-based waste into a multi-use fuel in the form of a combustible gas while significantly reducing the waste volume. Pursuant to this license agreement, we pay the licensors 50% of all profits derived from the technology (with a minimum annual royalty fee of $150,000) plus 50% of all sublicense fees received by us.

         ASSIGNMENT OF PATENTS AND PATENT APPLICATIONS

         Pursuant to an Exclusive Assignment and Royalty Agreement dated as of February 3, 2000, Dr. Ruggero Maria Santilli assigned to us (i) a patent relating to new chemical species for gases and their new technologies and (ii) three related U.S. patent applications. The patent applications that have been assigned to us are for the following products and processes:

                  - new method for recycling contaminated waters via the plasma-arc-flow process;

                  - durable and efficient equipment for the production of a combustible and non-pollutant gas from underwater arcs and methods; and

                  -        MagneGas.

Pursuant to this agreement, we were granted worldwide exclusive rights to the technologies in exchange for a royalty fee equal to three percent (3%) of the gross proceeds we receive from exploitation of these technologies. In addition to the royalty payment, Dr. Santilli received 75,000 shares of our common stock, plus options to purchase an additional 150,000 shares of our common stock at an exercise price of $0.375 per share.

         We believe that we have taken appropriate steps to protect our intellectual property rights. However, the steps we have taken may not prove sufficient to prevent misappropriation of our technology or to deter independent third-party development of similar technologies. The laws of certain foreign countries may not protect our services or intellectual property rights to the same extent as do the laws of the United States. We rely, in part, on certain technologies that we license from third parties, including data feeds and related software. These third-party technology licenses may not continue to be available to us on commercially attractive terms. The loss of the ability to use such technology could require us to obtain the rights to use substitute technology, which could be more expensive or offer lower quality or performance, and therefore have a material adverse effect on our business, financial condition or results of operations.

         Third parties could claim infringement by us with respect to current or future uses. As the number of entrants into our market increases, the possibility of an infringement claim against us may increase, and the possibility exists that we could, either now or in the future, inadvertently infringe on a third-party's patent. In addition, because patent applications can take many years to issue, it is possible that we could, now or in the future, infringe upon a third-party's patent application now pending of which we are unaware. Any infringement claim, whether meritorious or not, could consume a significant amount of management's time and attention, could result in costly litigation, cause service delays or require us to enter into royalty or licensing agreements which may or may not be available on commercially acceptable terms, if at all. As a result, any claim of infringement against us could have a material adverse effect upon our business, financial condition or results of operations.

RESEARCH AND DEVELOPMENT

         We license many of the technologies we exploit from the developers of such technologies. Additional research and development of these technologies are then funded internally. Notwithstanding our efforts in this regard, we are uncertain whether any of the technologies will ever develop to the point of commercial viability.

         Research and development costs incurred in 1999 and 1998 aggregated $2,457,825 and $1,184,848, respectively, and centered around the following technologies:

         MAGNEGAS

         We are actively developing certain applications and seeking outside development and marketing partners for new applications for this process, including salt water desalination and sewage treatment.

         GREEN WASTE TO ENERGY

         Green Waste to Energy technology is a solid waste treatment technology using pyrolysis, or the process of burning without air. We are working with the inventor of this technology toward testing and proving the process to achieve a commercially salable product.

         OTHER RESEARCH AND DEVELOPMENT PROJECTS

         During 1998 and 1999, we performed research and development on AquaFuel and Pyrolytic Carbon Extraction, or "PCE", liquid and solid waste treatment processes, respectively, that produce combustible gases. As to AquaFuel and PCE, we declined to renew the licenses under which we utilized the technology because we believed that our resources were better spent pursuing the commercialization of other technologies, primarily MagneGas.

EMPLOYEES

         As of December 31, 1999, we had 80 full-time employees and one part-time employee. Approximately 8 employees are engaged in the Environmental Solutions division, 62 employees are engaged in the Manufactured Products division and 3 employees comprise our Health Care division. In addition, eight employees are engaged in administrative and clerical activities. Management considers its relations with its employees to be satisfactory. None of our employees are represented by a union.

WHERE YOU CAN FIND MORE INFORMATION

         We file annual, quarterly and special reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC's web site at http://www.sec.gov. You may also read and copy any document we file at the SEC's public reference rooms in Washington, D.C., New York, New York and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms.

ITEM 2.  DESCRIPTION OF PROPERTIES

         We operate out of three separate locations. On December 1, 1997 we entered into a five (5) year lease at the 96-acre Pinellas Science Technology and Research Center ("STAR Center") located at 7887 Bryan Dairy Road, Largo, Florida. The 30,000 square feet of space serves as our headquarters and primary manufacturing facility and contains laboratories, production area and office space. The annual base rental is approximately $267,000, which includes utilities.

         We also maintain a 10,000 square-foot facility in Largo, Florida from which our MagneGas operations are run. We entered into a lease for this facility beginning in November 1998 for two consecutive one-year terms. The annual base rent is approximately $42,000.

         In addition, we maintain an engineering, installation and field service office in Claremore, Oklahoma for which we pay a monthly rent of $400.

         We believe that our present space is adequate for current purposes and offers the potential for moderate expansion should the need arise.

INVESTMENT POLICIES

         We do not have any limitations on the amounts which we may invest in any one investment or type of investment. We have no holdings in real estate or real estate mortgages and similar securities or publicly traded securities. We do not have any investments in persons or companies primarily devoted to such investments, and it is not our policy to make investments for the purpose of capital gain or passive income. Presently, all available monies are being used for day-to-day operations.

ITEM 3.  LEGAL PROCEEDINGS

         SEC ENFORCEMENT INQUIRY

         By letter dated November 19, 1999, we were notified that the Securities and Exchange Commission was conducting an informal inquiry in connection with matters relating to our financial statements and periodic reports, including matters addressed by our restatement of financial results. The Commission has requested that we provide it with certain documents, including documents concerning our accounting policies and practices, our financial statements and periodic reports. The Commission indicated that its inquiry should not be construed as any indication by the Commission or its staff that any violation of law has occurred, nor as an adverse reflection upon any person, entity or security. We are cooperating with the Commission in connection with this inquiry and its outcome cannot be determined at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our shares trade on The National Association of Securities Dealers ("NASD") OTC Bulletin Board (the "Bulletin Board") under the trading symbol "TOUP". Our shares commenced trading in June 1998, prior to which time there was no public market for our securities. The following table sets forth, for the periods indicated, the range of high and low closing bid quotations as reported by the Bulletin Board for each quarter during the last two fiscal years. The bid quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                            HIGH                LOW
                                                                           ------              -----
      Fiscal Year Ended December 31, 1998
           From June 16 to end of Second Quarter..................        $2.625              $2.00
           Third Quarter..........................................          3.00              1.875
           Fourth Quarter.........................................          3.00              1.375

      Fiscal Year Ended December 31, 1999
           First Quarter..........................................        $2.437             $1.375
           Second Quarter.........................................         2.437               .906
           Third Quarter..........................................         1.187               .375
           Fourth Quarter.........................................          .687                .35

         On May 2, 2000, the last reported sales price for our shares on the Bulletin Board was $0.64 per share. At April 28, 2000, we had 417 stockholders of record. We estimate that there are approximately 2,430 beneficial owners of our common stock.

         We have never paid cash dividends on our common stock and do not expect to pay such dividends in the foreseeable future. We currently intend to retain any future earnings for use in our business. The payment of any future dividends on our common stock will be determined by our Board in light of the conditions then existing, including our financial condition and requirements, future prospects, restrictions in future financing agreements, business conditions and other factors deemed relevant by the Board.

RECENT SALES OF UNREGISTERED SECURITIES

         The securities described below were issued by us during the period covered by this report and were not registered under the Securities Act of 1933, as amended. Each of the transactions is claimed to be exempt from registration pursuant to Section 4(2) of the Securities Act as transactions not involving a public offering. All of such securities are deemed to be restricted securities for the purposes of the Securities Act. All certificates representing such issued and outstanding restricted securities have been properly legended, and we have issued "stop transfer" instructions to its transfer agent with respect to such securities. Except as noted, no commissions were paid in connection with any of these issuances.

         STOCK ISSUANCES FOR CASH

         In fiscal 1999, we issued an aggregate of 5,865,303 shares of our common stock in various capital raising transactions. The aggregate amount of funds raised by these issuances totaled $2,527,400. Included among these transactions is the private placement we conducted from November 1998 through March 1999, in which we offered and sold an aggregate of

1,747,500 shares of our common stock to 43 accredited investors at a per share price of $1.00. As part of the transaction, we agreed to register the shares purchased.

         In February 1999, we issued and sold $750,000 of Series 1999-A 8% convertible notes due January 2002 to an accredited investor. Under the securities purchase agreement, the investor was to purchase another $750,000 in convertible notes within 30 days after we filed a Registration Statement or at such time as the parties mutually agree. The notes are convertible into common stock at a conversion price equal to the lesser of (1) 100% of the lowest closing bid prices for our common stock for the five (5) trading days immediately preceding the closing date; or (2) eighty percent (80%) of the lowest of the closing bid prices for our common stock for the five (5) trading days immediately preceding the conversion date as reported on the Bulletin Board. Additionally, the investor was issued a warrant to purchase 75,000 shares of common stock at an exercise price of $2.3375 per share through February 2002. Subsequent to December 31, 1999, the investor completed the purchase of the second installment ($700,000) of notes. During January and March 2000, the investor converted an aggregate of $517,956 of notes, plus accrued interest, into 1,037,784 shares of common stock.

       In March 1999, we raised $750,000 in connection with the sale and issuance of 750 shares of our Series A 7% Preferred Stock to an accredited investor in a transaction exempt under Section 4(2) of the Securities Act. The Series A Preferred Stock is convertible into our common stock at 75% of the common stock closing price anytime through March 30, 2004. Accordingly, we recorded a dividend of $250,000 during fiscal 1999 to account for this beneficial conversion feature. Dividends are cumulative and payable quarterly at a per annum rate of 7% of the Series A Preferred Stock's liquidation value. Additionally, the investor was issued a warrant to purchase 93,750 shares of common stock at an exercise price of $2.40 per share, and we also issued a warrant to purchase 50,000 shares of common stock at an exercise price of $2.40 per share through March 2004 as a finders fee. During April 2000, the holder of the Series A Preferred Stock converted 100 shares into 357,143 shares of common stock.

       Holders of the 8% convertible notes and the Series A Preferred Stock have demand registration rights with respect to the common stock issuable upon conversion of the notes and Series A Preferred Stock and with respect to the common stock underlying the warrants.

       STOCK ISSUANCES FOR SERVICES

       In fiscal 1999, we issued an aggregate of 4,066,675 shares of our common stock in consideration for various services provided to us, including (i) pursuant to various license arrangements, (ii) issuances to employees and consultants, and (iii) as payment for certain equipment purchases. This amount includes an aggregate of 2,500,000 shares of our common stock issued in connection with our arrangement with Compania Deluz Y Fuerza De Las Terrenas, C. por A., a Dominican Republic utility company, to form the joint venture "Aqua Fuel (a)-Dominicana, SA" and a finders fee in connection with that joint venture. The utility failed to perform under the terms of the proposed joint venture agreement, and the joint venture did not proceed. We wrote off the joint venture investment in 1999. The cost of the 2,000,000 shares issued as a finders fee was applied to the cost of acquiring a subsequently obtained license.

       In addition to the foregoing, we entered into a Warrant Agreement dated October 29, 1999 with Sands Brothers & Co., Ltd. pursuant to which we issued to each of Sands Brothers and Mark G. Hollo, its managing director, warrants to purchase up to 1,800,000 shares of our common stock at an exercise price of $.40 per share. These warrants were issued in consideration of certain financial advisory services provided to us. We granted the warrant holders demand registration rights with respect to the common stock underlying the warrants. The warrants also include anti-dilution provisions and dividend rights if dividends are paid to other stockholders.

         In consideration for certain financial consulting services provided to us in connection with the Sands Brothers transaction, we issued to Allen Lewin a warrant to purchase 200,000 shares of common stock on terms substantially similar to those contained in the warrants issued in the Sands Brothers transaction.

         DEBT CONVERSIONS OF SHAREHOLDER ADVANCES

         In the third and fourth quarters of 1999, three individuals converted an aggregate of $423,750 of shareholder advances into an aggregate of 1,141,581 shares of our common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our audited consolidated financial statements and notes thereto.

         During the fiscal year ended December 31, 1999 revenues were principally generated by sales of the BORS Lift system ($305,000), sales of our Manufactured Products division ($471,035) and InterSource ($324,493). We are in end-stage commercialization of our MagneGas product and are continuing to develop our Starved Air Combustor, GWE and Tunnel Bat products. No revenues were derived from these products during fiscal 1999. Although we believe that sales of MagneGas will contribute to our revenues in the future, there can be no assurances that revenues will be generated during fiscal 2000 without further development.

         During the next 12 to 24 months, we plan to continue our expansion goals by way of licensing our technologies through proven sales channels and strategic alliances. This strategy allows us to expand our global presence by entering rapidly industrializing and emerging markets. We will focus on the continued development of commercializing market applications while exploring new opportunities to license and acquire complementary technologies or companies that provide important synergies with our existing operations. Present operations are being streamlined in order to reduce costs while improving product quality and productivity.

FISCAL 1999 COMPARED TO FISCAL 1998

         Net sales increased during the fiscal year ended December 31, 1999 to over $1.1 million, up approximately 116% from $508,538 in the fiscal year ended December 31, 1998. The increase in net sales reflects the inclusion of InterSource results of operations for a full year and the recognition of BORS Lift revenues during 1999.

         The cost of sales for fiscal 1999 represented 136% of net sales, or $1,493,433, compared to 47% of net sales, or $239,151, in fiscal 1998. The increase is attributable to the inventory retrofit and design modification work associated with the sale of BORS Lift units which was required in 1999. The 1999 cost of sales includes a $561,684 inventory valuation write-down to net realizable value since the historical BORS inventory costs, including the cost of retrofit, exceeded the historical and expected future selling price of the units.

         Operating, general and administrative expenses increased in fiscal 1999 to $7,749,386, or 704% of sales, compared to $4,468,369, or 879% of sales, in fiscal 1998. The increased expense is attributable to significantly higher operating costs to support our technology development, new product introductions and future business expansion. These costs include higher salaries and related costs, legal and accounting fees, bad debt write-offs and rent than we incurred in fiscal 1998. Our direct research and development expenses increased 107% from $1,184,848 in fiscal 1998 to $2,457,835 in fiscal 1999. We attribute $930,000 of the $1,272,987 increase in research and development expenses during fiscal 1999 to increases in non-cash charges relating to research-related stock-based compensation and licensing agreements.

         We experienced a net loss of $12,062,668 or ($0.43) per share for the fiscal year ended December 31, 1999, a 112% increase over our net loss in fiscal 1998. Due to the increase in the weighted shares outstanding at the end of fiscal 1999, however, the net loss per share was 12% lower than the net loss per share in fiscal 1998. Total non-cash charges to us were $4,980,247 or 42% of the net loss for fiscal 1999.

         Interest expense was up from $21,234 during fiscal 1998 to $290,618 during fiscal 1999 due to higher levels of borrowing during the year, primarily from the convertible notes issued in February 1999.

         We wrote-off $375,706 of our investment in a joint venture in the Domincian Republic. The joint venture was formed with a Dominican Republic private utility to construct and operate an alternative fuel production facility. Subsequently, the utility failed to perform under the terms of the proposed joint venture agreement, and the joint venture did not proceed.

         We had a $772,019 loss from discontinued operations and loss on disposal of our Brounley subsidiary during fiscal 1999. As a result of significant declines in Brounley's sales during fiscal 1999 relative to (a) prior year sales and (b) budget expectations, we discontinued this business unit in August 1999 and transferred its equipment to our contract manufacturing segment.

FISCAL 1998 COMPARED TO FISCAL 1997

         Net sales increased during fiscal 1998 to $508,538, up approximately 48% from $344,149 in fiscal 1997. The increase in sales reflects both the inclusion of InterSource and the sale of alternative fuel demonstration equipment and engineering services during the fourth quarter of fiscal 1998. We experienced a net loss of $5,686,877 or ($0.49) per share for the fiscal year ended December 31, 1998, a 102% decrease per share when compared to our net income of $15,372 or $0.01 in fiscal 1997. Fiscal 1997 results primarily consisted of the results of operations generated by Advanced Micro Welding since we did not commence operations until November 1997. Among the significant items impacting fiscal 1998 results were increased operating and development expenses, including total stock-based compensation of $3,580,123, which did not occur in fiscal 1997.

         The cost of sales for fiscal 1998 represented 47% of net sales, or $239,151, a 26% decrease compared to 59% of net sales, or $202,689, in fiscal 1997. The decrease is attributable to the increased sales of higher margin products and longer production runs for customers.

         Operating, general and administrative expenses increased in fiscal 1998 to $4,468,369, or 879% of sales, compared to $126,631, or approximately 37% of sales, in fiscal 1997. The increased expense is attributable to significantly higher operating costs to support our technology development, new product introductions and future business expansion. We also incurred $1,184,848 in connection with research and development activities in fiscal 1998, which were not conducted in fiscal 1997. Approximately $920,000 of these costs were related to non-cash stock-based compensation arrangements. We attribute 63%, or $3,580,123, of total operating expenses during fiscal 1998 to non-cash charges relating to stock-based compensation and licensing agreements. Total non-cash charges were $3,752,654 or 69% of the net loss for fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

         We have experienced recurring net losses since our inception and, as such, have experienced negative operating cash flows in both fiscal 1999 ($5,747,271) and fiscal 1998 ($2,418,348). We have continued to experience negative operating cash flows during the first quarter ended March 31, 2000. We have historically funded these negative operating cash flows with proceeds from sales of common and preferred stock, notes and convertible debentures payable and equipment sale/leaseback transactions. Total amount received from these sources approximated $5,500,000 during fiscal 1999 and $1,250,000 from January 1 through May 5, 2000. Notwithstanding the proceeds of these financing sources, we have negative working capital of approximately ($2,200,000) at both December 31, 1999 and March 31, 2000 (unaudited).

         We are also delinquent with respect to payment of certain 1999 payroll taxes (approximately $611,000, including interest and penalties). We expect to enter into a payment stipulation agreement with the Internal Revenue Service to pay this liability on a monthly basis over an extended period of time. During 2000, we made a $50,000 good faith deposit toward this liability, but an agreement has not yet been finalized. The Internal Revenue Service has certain collateral rights, including the seizure of our bank accounts and other property, if a satisfactory agreement is not reached.

         We are actively exploring various options to improve our working capital position, including licensing and/or selling certain of our technology rights and obtaining research and development contracts to develop commercially marketable products subject to potentially licensed or sold technologies. However, there can be no assurance that we will be successful in implementing any of these plans. We also plan to implement cost reductions throughout the balance of 2000.

         Notwithstanding the potential cash flow benefits contemplated by these plans, we will continue to require additional equity or debt financing in order to cover our cash requirements and continue as a going concern, and those financing requirements are in the very near term if the plans discussed in the preceding paragraph are not implemented. We believe that we will be successful in these financing efforts, but there can be no assurance to that effect.

INCOME TAXES

         We currently have a net operating loss carryforward for federal income tax purposes of approximately $9,300,000 which is available to offset federal taxable income through fiscal 2019. We have provided a 100% valuation allowance on deferred tax assets substantially resulting from the net operating loss carryforwards discussed above.

EFFECTS OF INFLATION

         We do not believe that inflation has had a significant impact on our financial position or results of operations in the past three years.

YEAR 2000 ISSUES

         In 1999, we undertook an assessment of our information technology systems relating to Year 2000 issues which resulted in the development of a plan to prepare us for Year 2000 readiness. The cost of implementation of our plan was not material. Such costs were capitalized or expensed as appropriate. As of the date of this filing, we have not experienced any disruption of our operation due to the Year 2000 issues. No additional costs relating to Year 2000 readiness are anticipated.

ITEM 7.  FINANCIAL STATEMENTS

         Our consolidated 1999 financial statements, including the notes thereto, together with the report thereon of Aidman, Piser & Company, P.A. is presented beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On January 5, 2000, Harper, Van Scoik & Company, LLP, the independent accountant who was previously engaged as the principal accountant to audit our financial statements, resigned. Harper's reports on the financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to accept Harper's resignation was approved by our Board of Directors. During our two most recent fiscal years and the subsequent interim period preceding such resignation, there were disagreements with Harper on (a) the amount and method of valuing certain unregistered and restricted shares of our stock that were issued to attract and retain key employees, to acquire various license agreements and to make acquisitions and for development needs and (b) the appropriateness of the method of revenue recognition employed with respect to a transaction involving related parties. Our Board of Directors discussed the subject matter of these disagreements with Harper, and both matters were subsequently resolved to the satisfaction of Harper in connection with its audit of our financial statements for the fiscal year ended December 31, 1998. There were no other disagreements with Harper on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Harper, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report prior to its filing. We provided Harper with a copy of the disclosures made in the Form 8-K we filed on February 15, 2000. We have since retained the services of Aidman, Piser & Company, P.A. to audit our financial statements and have authorized Harper to respond fully to any inquiries of Aidman, Piser & Company, P.A. concerning the subject matter of the disagreements discussed herein.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Our executive officers, directors and other significant employees and their ages and positions are as follows:

Name of Individual                 Age         Position
------------------                 ---         --------

Leon Toups                         61          President, Chief Executive Officer, Chairman of the Board  of
                                               Directors

Mark Clancy                        44          Secretary, Executive Vice President and Director


Michael P. Toups                   34          Vice President of Finance, Chief Financial Officer and Director

Phillip Rappa                      52          Vice President of Operations, General Manager and
                                               Director

Errol J. Lasseigne (1)             58          Director

Leslie D. Reagin III(1)            56          Director

-----------------------------
(1) Member of Audit Committee

The following is a brief description of the professional experience and background of our directors and executive officers.

         Leon H. Toups has been our Chairman of the Board of Directors, President and Chief Executive Officer since inception in November 1997. From 1980 to present, Mr. Toups has served as President and Chairman of the Board of Directors of DMV, Inc., Clearwater, Florida, a real estate holding company. From 1973 to 1980, Mr. Toups served as President and Chief Operating Officer, as a member of the Board of Directors and as a member of the Executive Committee of Chromalloy American Corporation, a New York Stock Exchange traded company located in St. Louis, Missouri, and as President of Chromalloy Natural Resources Company, in Houma, Louisiana. Mr. Toups' other past associations include Boeing Corporation from 1970 through 1973 and NASA from 1965 to 1970 as a test conductor for the Mercury through Apollo space programs. Mr. Toups holds the following degrees: M.S. Aerospace Engineering, University of Florida; M.S. Mechanical Engineering, Georgia Tech; B.S. Mechanical Engineering, Georgia Tech and E.A.A. from Massachusetts Institute of Technology. From 1968 to 1969 Mr. Toups attended M.I.T. on a NASA Hugh Dryden Fellowship.

        Mark Clancy has been our Secretary, Executive Vice President and a director since our inception in November 1997. From 1993 to 1997, Mr. Clancy served as a Compliance Officer for DMV, Inc. From 1996 to present, he has been President of Total Kids, Incorporated, located in Tampa, Florida. Prior thereto, Mr. Clancy served as General Sales Manager of WRCC FM Radio, Cape Coral, Florida, and as Sales Consultant to WIZD FM Radio, West Palm Beach, Florida. Mr. Clancy served in the United States Marine Corps until 1982 and holds an AA degree from Hillsborough Community College,Tampa, Florida.

        Michael P. Toups has been our Chief Financial Officer, Vice President of Finance and a director since our inception in November 1997. From 1996 to present, Mr. Toups has been a director and Vice-President of Finance for InterSource Health Care, Inc., located in Clearwater, Florida. From 1992 to present, he has been the Vice President of Finance and Operations at DMV, Inc., Clearwater, Florida. From 1989 to 1991, he served as a financial analyst and lending officer in the Corporate Banking group of Bank of America in St. Petersburg, Florida. Mr. Toups holds an MBA from University of Notre Dame with concentrations in finance and marketing and a BA in business administration from Texas Christian University. Michael P. Toups is the son of Leon H. Toups, our Chairman, President and Chief Executive Officer.

         Phillip Rappa has served as Vice President of Operations, General Manager and a director since September 1999. Prior to joining us, Mr. Rappa was the President and Chief Executive Officer of SuperPower, Inc. located in St. Paul, Minnesota from 1993 to 1996. He served as Vice President of national/international sales and marketing of ABB CEAG Power Supplies, Inc., of Palm Coast, Florida. In addition, Mr. Rappa served as manufacturing/test manager at Applied Digital Data Systems in Hauppauge, New York and director of manufacturing for Siemens Corporation, also in Hauppauge. Mr. Rappa has 26 years of experience in the design, manufacture and marketing of high- and low-voltage systems for the computer, industrial and telecommunication industries. He earned a BA in Business from the University of Texas El Paso, an MBA from Central Florida University and a BSEE from the New York Institute of Technology.

         Errol J. Lasseigne has served as a director since May 1999 and has served as a consultant to us with respect to InterSource. He has over 25 years of experience in the pharmaceutical industry, including serving for 24 years in various retail and institutional pharmaceutical divisions with Eckerd Corporation. Mr. Lasseigne is and has been an officer and part owner of Senior Life Management, a New York company that provides psychological services since 1993. He also is and has been an officer and part owner of L&G Management, a Florida company that provides health care consulting and management services since 1995. Mr. Lasseigne is and has been an officer and part owner of Garden State Hospice, a New Jersey company that provides hospice services and family counseling. Mr. Lasseigne is currently affiliated with the American Society of Consultant Pharmacist, American Pharmaceutical Association and the Florida State Chapter. He is a licensed pharmacist.

         Leslie D. Reagin III has served as a director since May 1999. Mr. Reagin is President and owner of the L.D.R. Group, an investment management company established in 1993. Mr. Reagin was engaged by the Eckerd Corporation for 32 years and served in various executive positions with Eckerd for 22 years. Mr. Reagin currently serves on the boards of the following organizations: Webber College, Career Options Inc., Abilities of Florida, Inc., the Florida Chamber Foundation, the Morton Plant Mease Foundation and the YMCA of Clearwater, Florida. Mr. Reagin's previous affiliations include serving as a board member of the Florida Chamber of Commerce, vice president of finance and chairman of the Chamber Management Corporation, member of the board of overseers for the Southern College of Pharmaceutical Sciences of Miami, Florida, past board chairman of the Pinellas Private Industry Council, and member of the National Association of Chain Drug Stores.

         The directors serve for one year terms until the next annual meeting of stockholders and until their respective successors are elected and qualified. Officers serve at the discretion of the Board of Directors.

AUDIT COMMITTEE

         Our Audit Committee is comprised of Messrs. Lasseigne and Reagin. The Audit Committee recommends the independent accountants appointed by the Board to audit our the financial statements, which includes an inspection of our books and accounts, and reviews with such accountants the scope of their audit and their report thereon, including any questions and recommendations that may arise relating to such audit and report or our internal accounting and auditing system procedures.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires a company's officers, directors and persons who own more than ten percent of a registered class of such company's equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all
Section 16(a) forms they file. Based on our records, we believe that during fiscal 1999, our officers, directors and ten percent beneficial owners complied with all applicable filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION.

         SUMMARY COMPENSATION TABLE

         The following table sets forth information for each of the fiscal years ended December 31, 1999, 1998 and 1997 concerning the compensation paid and awarded to our Chief Executive Officer. There were no other executive officers or key employees whose total annual salary and bonus exceeded $100,000 for these periods:

                                          Annual compensation                 Long-term
                                                                            Compensation
                                                                   Restricted    Securities
                                                                       Stock     underlying                   Total
Name and principal position   Year       Salary         Bonus       Award ($)   options (#)               Compensation

Leon H. Toups                 1999         $112,000           $ 0              $ 0     650,000(1)            $112,000
President and Chief           1998         $ 63,666           $ 0      $415,350(1)                          $ 479,016
Executive Officer             1997           $6,000           $ 0       $ 3,200(2)                            $ 9,200

1) Represents shares of restricted stock issued to Mr. Toups during 1998, valued at $.638 per share, which was the average price of stock issuances during the period. These shares were rescinded in 1999 and in lieu thereof, Mr. Toups was granted an option to purchase a like number of shares at an exercise price of $1.10 per share.

2) Represents stock issued pursuant to Mr. Toups' employment agreement valued at $.001 per share at inception.

         The following table sets forth, for the individual named in the Summary Compensation Table above, certain information concerning stock options granted to him during 1999. We have never issued stock appreciation rights. Options were granted at an exercise price above the fair market value of the common stock at the date of grant. The term of the option is three years from the date of grant.

                                                                                                 Potential realizable
                               % of total     Exercise         Market                           value at assumed rates
                                 options       or base        price on                            of stock price for
                  Options      granted in      price per      date of      Expiration           Appreciation for option
     Name         Granted         1999          share          grant          Date                     term (1)
     ----         -------         ----          ($/Sh)         -----          ----                5%            10%
                                                ------                                            --            ---

Leon H. Toups     650,000        33.33%          $1.10         $1.03         Dec. 2002       $ 112,702      $ 236,665


(1) The dollar amounts under this column are the result of calculations at the 5% and 10% rates set by the Commission and therefore are not intended to forecast possible future appreciation, if any, of the stock price of our common stock. If the price of our common stock were in fact to appreciate at the assumed 5% or 10% annual rate for the three-year term of this option, a $1,000 investment in the Common Stock would be worth $1,158 and $1,331, respectively, at the end of the term.

         The following table sets forth, for the individual named in the Summary Compensation Table, certain information concerning options exercised during fiscal 1999 and the number of shares subject to exercisable and unexercisable stock options as of December 31, 1999. The values for "in-the-money" options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 1999 ($.406 per share) and the exercise price of the options.



                                               Number of securities underlying       Value of unexercised "in the
                       Number of               unexercised options at December               money" options
                        shares                            31, 1999                       at December 31, 1999
                       acquired       Value               --------                       --------------------
        Name          on exercise   realized   Exercisable      Unexercisable      Exercisable      Unexercisable



                                                                                         (1)
Leon H. Toups            None          $0          650,000             None              N/A               N/A

(1) Options granted during 1999 were not "in the money" at December 31, 1999.


DIRECTORS' COMPENSATION

        We do not pay compensation to directors for serving on the Board, but we reimburse directors for out-of-pocket expenses incurred by them in connection with attending meetings of the Board.

EMPLOYMENT AGREEMENTS

         We are party to employment agreements with Leon H. Toups, Mark Clancy and Michael P. Toups. Except as noted, each of the employment agreements contains substantially identical terms. Each agreement is dated as of July 28, 1997 and is for a term of five (5) years. Pursuant to the terms of these agreements, each of the employees received a fixed monthly salary during the calendar years 1997, 1998 and 1999, after which time each individual's salary would be determined by the Board of Directors. Under the agreements, Leon H. Toups received a salary of $10,000 per month during 1999, and Michael P. Toups and Mark Clancy each received a salary of $8,333 per month during 1999. In addition, Leon H. Toups received 3,200,000 shares of common stock at the inception of the agreement and 650,000 shares of common stock during 1998. Mr. Clancy and Michael P. Toups each received 1,600,000 shares of common stock at the inception of the agreement and 650,000 shares of common stock during 1998. The shares issued in 1998 were rescinded in 1999, and, in lieu thereof, each employee was granted an option to purchase a like number of shares at $1.10 per share. For all years remaining under the agreements after 1998, the employees are entitled to receive stock compensation as determined by the Board of Directors at terms no less favorable than options to purchase common stock at 80% of the then market value. During 1999, Leon H. Toups took a 20% decrease in salary, and Michael P. Toups and Mark Clancy each took a 10% decrease in salary.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding ownership of our common stock as of May 2, 2000 by each person known to us to own beneficially more than 5% of our outstanding common stock, by each person who is a director, by each person listed in the Summary Compensation Table and by all directors and officers as a group.

         The information contained in the table was furnished by the persons listed therein. The calculations of the percent of shares beneficially owned are based on 38,362,117 shares of common stock outstanding on May 2, 2000 plus with respect to each such person the number of additional shares that will be outstanding upon exercise of the warrants and options exercisable within sixty
(60) days set forth herein.

  Name and Address of
   Beneficial Owner                         Beneficial Ownership                  Percent of Class

Leon H. Toups                                   4,006,680(1)                            10.3%
418 Harbor View Lane
Largo, Florida 33770

Mark Clancy                                     2,383,340(1)                            6.1%
417 Barrett Court
Tampa, Florida 33617

  Name and Address of
   Beneficial Owner                         Beneficial Ownership                  Percent of Class

Michael P. Toups                                2,383,340(1)                            6.1%
400 Palm Drive
Largo, Florida 33770

Errol J. Lasseigne                                 271,877                              0.7%
2364 Violet Place
Palm Harbor, Florida 34685

Leslie D. Reagin, III                           1,917,901(2)                            5.0%
720 Bluffview Drive
Belleair, Florida 34640

Phillip Rappa                                   1,475,000 (3)                           3.7%
5333 Wellfield Road
Newport Richey, Florida 34655


John Rivera
4521 S.W. 133rd Avenue                            2,000,000                             5.2%
Ft. Lauderdale, Florida
33330

All Officers and Directors                       12,438,138                             29.8%
(six persons)

         (1) Includes options to purchase 650,000 shares of Common Stock at an exercise price of $1.10 per share.

         (2) Includes options to purchase 25,000 shares of Common Stock at an exercise price of $.70 per share, granted in connection with a loan to the Company in the principal amount of $334,000, which was converted into Common Stock in April 2000. See "Certain Relationships and Related Transactions."

         (3) Includes options to purchase 1,400,000 shares of Common Stock at an exercise price of $.34 per share granted in January 2000.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In June 1999, we borrowed $65,000 from DMV, Inc., a company 100% owned by Leon H. Toups, our Chairman, President and Chief Executive Officer. This indebtedness is evidenced by a promissory note which bears interest at a rate of 12% per annum, is for a term of two years and requires that we make 24 monthly principal and interest payments of $3,060. The note is secured by our accounts receivable, inventory and equipment. We have made all payments due under this note, and as of December 31, 1999, the remaining balance due was $55,215.

         In July 1999, we borrowed $75,000 from Leon H. Toups. This indebtedness is evidenced by a promissory note which bears interest at a rate of 12% per annum, is for a term of two years and requires that we make 24 monthly principal and interest payments of $3,530.51. The note is secured by our accounts receivable, inventory and equipment. We have made all payments due under this note, and as of December 31, 1999, the remaining balance due was $66,575.

         In August 1999, we borrowed $282,000 from Leslie D. Reagin, one of our directors. This indebtedness was evidenced by a promissory note which bears interest at a rate of 12% per annum and was due and payable in full, with all interest accrued thereon, on January 15, 2000. The note was secured by real property in the Dominican Republic. In March 2000, we borrowed an additional $52,000 from Mr. Reagin. This indebtedness was evidenced by an unsecured promissory note which bears interest at a rate of 12% per annum. In April 2000, all amounts due under these notes were converted into 1,336,000 shares of our common stock at a conversion price of $.25 per share. In connection with the August 1999 note, Mr. Reagin also received an option to purchase 25,000 shares of common stock at an exercise price of $0.70 per share. This option expires in August 2002.

         In December 1999, we borrowed $250,000 from Daniel Doyle, one of our shareholders. This indebtedness is evidenced by a promissory note which bears interest at a rate of 12% per annum and is due in September 2000. The note is secured by substantially all of our assets.

         In August 1999, we borrowed $70,000 from Richard Hornstrom, one of our shareholders. In October 1999, we borrowed an additional $12,500 from Leon H. Toups. In November 1999, we borrowed $25,000 from Joseph Cerbone, one of our shareholders. All of the foregoing advances are unsecured and are not evidenced by promissory notes. Each advance bears interest at the rate of 12% per annum and is payable upon demand. The purpose of these advances was to provide us with needed working capital.

         The transactions described above are on terms no less favorable to us than those that could have been obtained from independent third parties in arms-length negotiations.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 10-KSB.

         (a)      Exhibits

3.1*     Certificate of Incorporation of the Company.

3.2*     By-Laws of the Company.

3.3+ Articles of Amendment to Articles of Incorporation filed with the Florida Secretary of State on March 30, 1999.

3.4+ Articles of Amendment to Articles of Incorporation filed with the Florida Secretary of State on November 24, 1998.

4.1+ Warrant to Purchase Common Stock granted to The Augustine Fund, L.P. dated February 17, 1999.

4.2+ Series 1999-A Eight Percent (8%) Convertible Note Due January 1, 2002 given to The Augustine Fund, L.P. by the Company, dated February 17, 1999.

4.3+ Registration Rights Agreement by and between The Augustine Fund, L.P. and the Company, dated February 17, 1999.

4.4+ Warrant Agreement by and between Sands Brothers & Co., Ltd. and the Company, dated October 29, 1999.

10.1* License Agreement by and between Robert Alan Jaeger (BPV) and the Company, dated November 3, 1997 (BP Valves).

10.2* WAFT Agreement by and between Wm. H. Richardson, Jr. (WAFT Partners) and the Company, dated November 8, 1997 (AquaFuel).

10.3* Manufacturing License Agreement by and between Gerold Allen and the Company, dated January 1, 1998.

10.4** Sale of Corporation's Assets in Exchange for Stock of Purchasing Company by and between A.M.W. Metal Fabricators, Corporation and the Company, dated April 29, 1998.

10.5*** The Balanced Oil Recovery System Lift License Agreement by and between Lift-Pump, L.L.C. and the Company, dated July 29, 1998.

10.5(a)+ First Amendment to The Balanced Oil Recovery System Lift License
         Agreement by and between Lift-Pump, L.L.C. and the Company, dated July 29, 1999.

10.5(b)+ Second Amendment to The Balanced Oil Recovery System Lift License
         Agreement by and between Lift-Pump, L.L.C. and the Company, dated March 30, 2000.

10.6+ Electromagnetion Aquafuel Enhancement License Agreement by and among Lawrence Perovetz, Ruggero Maria Santilli and the Company, dated June 8, 1998.

10.7+ Tunnel Bat License Agreement by and between David Richardson and the Company, dated July 1, 1998.

10.8+ Share Exchange Agreement by and among InterSource Health Care, Inc., certain other persons listed therein and the Company, dated November 30, 1998.

10.9+ Share Exchange Agreement by and among Brounley Associates, Inc., certain other persons listed therein and the Company, dated November 30, 1998.

10.10/\ Contract by and between the Company and Company De Luz Y Fuerza De Terrenas dated November 30, 1998.

10.11+ Exclusive Representative Agreement by and between the Company and Rancha La Regina Agropecuaria dated June 15, 1999.

10.12+ Exclusive License Agreement by and between Tomorrows Innovative Technology Today and the Company dated December 15, 1999.

10.13+ Santilli Technology Exclusive Assignment and Royalty Agreement by and among Hadronic Press, The Institute for Basic Research, Ruggero Maria Santilli and the Company, dated February 3, 2000.

10.14+ Scientific Consulting Agreement by and between Ruggero Maria Santilli and the Company, dated January 1999.

10.15+ Employment Agreement between Leon H. Toups and the Company dated July 28, 1997.

10.16+ Employment Agreement between Michael P. Toups and the Company dated July 28, 1997.

10.17+ Employment Agreement between Mark Clancy and the Company dated July 28, 1997.

21       List of Subsidiaries

23.1     Consent of Aidman, Piser & Company, P.A.  (included herein)

23.2     Consent of Harper, Van Scoik & Company, LLP (included herein)

24       Power of Attorney (included in the signature page to this report).

27       Financial Data Schedule.

---------------

     * Previously filed as Exhibits to, and incorporated by reference from, the Company's Form 10-SB, on March 11, 1998.

    ** Previously filed as Exhibits to, and incorporated by reference from, the Company's Form 10-SB on May 19, 1998.

   *** Previously filed as an Exhibit to, and incorporated by reference from, the Company's Form SB-2 on October 7, 1998.

/\ Previously filed as an Exhibit to, and incorporated by reference from, the Company's Form 8-K on December 28, 1998.

     +   Filed herewith.

         (b) The following reports on Form 8-K were filed during fiscal 1999:

         (i) On June 23, 1999, we filed a Form 8-K/A for the purpose of filing the audited balance sheets of Brounley Associates, Inc. as of December 31, 1997 and 1996 together with the related statements of income, stockholders' equity and cash flows for the years then ended.

         (ii) On June 25, 1999, we filed a Form 8-K/A for the purpose of filing the independent auditors' report and accompanying balance sheet of InterSource Health Care, Inc. as of December 31, 1997 and the related statements of operations, stockholders' deficit, and cash flows for the year then ended.

         (iii) On July 13, 1999, we filed a Form 8-K/A for the purpose of filing the independent auditors' report and accompanying balance sheet of InterSource Health Care, Inc. as of December 31, 1997 and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. This Form 8-K/A was filed in order to correct the Form 8-K/A filed on June 25, 1999.

         (iv) On July 22, 1999, we filed a Form 8-K/A for the purpose of filing the audited balance sheet of Brounley as of December 31, 1997 and the related statements of income, stockholders' equity and cash flows for the year then ended.

         (v) On July 28, 1999, we filed a Form 8-K/A for the purpose of filing
         (1) our pro forma condensed consolidated balance sheet as of September 30, 1998 and the pro forma condensed consolidated statements of operations for the nine month period ended September 30, 1998 and the period ended December 31, 1997, which give effect to the business combination with Brounley; (2) the unaudited balance sheet of Brounley and the accompanying statements of operations, stockholders' equity and cash-flows and notes thereto for the interim period ended September 30, 1998; and (3) the independent auditors' report related to the audited balance sheet of Brounley as of December 31, 1997 and accompanying statements of operations, stockholders' equity and cash flows and notes thereto as of December 31, 1997, together with the related statements of earnings, stockholders' equity and cash flows for the year then ended.

         (vi) On August 27, 1999, we filed a Form 8-K/A for the purpose of filing (1) our pro forma condensed consolidated balance sheet at September 30, 1998 and the pro forma condensed consolidated statements of operations for the nine month period ended September 30, 1998 and the period ended December 31, 1997, which give effect to our business combination with Brounley; (2) the unaudited balance sheet of Brounley and the accompanying statements of operations, stockholders' equity and cash-flows and notes thereto for the interim period ended September 30, 1998; and (3) the independent auditors' report related to the audited balance sheet of Brounley and accompanying statements of operations, stockholders' equity and cash-flows and notes thereto as of December 31, 1997, together with the related statements of earnings, stockholders' equity and cash flows for the year then ended. This Form 8-K/A was filed in order to correct the Form 8-K/A filed on July 28, 1999.

                          Independent Auditors' Report

Board of Directors
Toups Technology Licensing, Incorporated
Largo, Florida

We have audited the accompanying consolidated balance sheet of Toups Technology Licensing, Incorporated and Subsidiaries (the "Company"), as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of Toups Technology Licensing, Incorporated and Subsidiaries, as of December 31, 1999, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a working capital and net capital deficiency which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                     /s/ AIDMAN, PISER & COMPANY, P.A.

April 20, 2000, except for Notes 3 and 20 for which the date is May 5, 2000 Tampa, Florida

                          INDEPENDENT AUDITORS' REPORT




BOARD OF DIRECTORS AND STOCKHOLDERS
TOUPS TECHNOLOGY LICENSING, INCORPORATED
   AND SUBSIDIARIES
LARGO, FLORIDA

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Toups Technology Licensing, Incorporated and subsidiaries (the Company) for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Toups Technology Licensing, Incorporated and subsidiaries for the year ended December 31, 1998 in conformity with generally accepted accounting principles.

As described in Note 2 to the financial statements, we recently became aware of facts that existed prior to the issuance of our previous audit report which would have affected our report had we been aware of such facts.

                                     HARPER, VAN SCOIK & COMPANY, LLP



February 2, 1999, except for Note
   2 as to which the date is May 12, 2000


                                  F-1-A

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999

                                     ASSETS
Current assets:
  Cash                                                             $     72,224
  Accounts receivable                                                    19,501
  Inventories                                                         1,072,280
  Prepaid royalties                                                      63,166
                                                                   ------------
   Total current assets                                               1,227,171

Property and equipment, net                                           1,970,334
Deferred charge, net of $31,041
 accumulated amortization                                               279,367
Other assets                                                             80,668
                                                                   ------------
                                                                   $  3,557,540
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Notes payable, bank                                              $    184,063
  Current maturities of notes payable, related parties                  719,803
  Current maturities of capital lease obligations                       250,733
  Accounts payable                                                    1,149,356
  Accrued expenses                                                      803,988
  Customer deposits                                                     288,148
  Dividends payable                                                      39,375
                                                                   ------------
   Total current liabilities                                          3,435,466

Notes payable, related parties, less current maturities                  41,487

Capital lease obligations, less current maturities                      622,538

Convertible debentures                                                  750,000
                                                                   ------------
  Total liabilities                                                   4,849,491
                                                                   ------------

Commitments and contingencies                                                --

Stockholders' deficit:
  Series A preferred stock, par value $1, 10,000,000
   shares authorized, 750 shares issued and outstanding                     750
  Common stock, par value $.001, 50,000,000
   shares authorized, 33,290,948 shares issued and outstanding
  Additional paid-in capital                                         17,988,553
  Accumulated deficit                                               (18,046,485)
                                                                   ------------
                                                                        (23,891)
  Less treasury stock (1,950,000 shares at cost)                     (1,268,060)
                                                                   ------------
   Total stockholders' deficit                                       (1,291,951)
                                                                   ------------
                                                                   $  3,557,540
                                                                   ============

                 See notes to consolidated financial statements.

                         TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                     AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                          YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                       1998-Restated
                                                                           1999           (Note 2)
                                                                       ------------     ------------
Revenue                                                                $  1,100,528     $    508,538

Cost of sales, including inventory valuation
 allowances and write-downs of $561,684 in 1999                           1,493,433          239,151
                                                                       ------------     ------------
Gross profit (loss)                                                       (392,905)          269,387
Selling, general and administrative expenses                              7,749,386        4,468,369
Research and development expenses                                         2,457,835        1,184,848
                                                                       ------------     ------------

Loss from continuing operations before income taxes and other items     (10,600,126)      (5,383,830)
                                                                       ------------     ------------
Other income (expenses):
Interest expense                                                           (290,618)         (21,234)
Loss on sale of property and equipment                                      (41,826)              --
Write-off of investment in joint venture                                   (375,706)              --
Other income                                                                 17,627            6,621
                                                                       ------------     ------------
                                                                           (690,523)         (14,613)
                                                                       ------------     ------------

Loss from continuing operations before
income taxes                                                            (11,290,649)      (5,398,443)

Income taxes                                                                     --               --
                                                                       ------------     ------------

Loss from continuing operations                                         (11,290,649)      (5,398,443)

Discontinued operations:
   Loss from discontinued operations (no applicable
   income taxes)                                                           (468,816)        (288,434)
   Loss on disposal of discontinued business segment
   (no applicable income taxes)                                            (303,203)              --
                                                                       ------------     ------------

Net loss                                                                (12,062,668)      (5,686,877)
Preferred stock dividends                                                  (289,375)              --
                                                                       ------------     ------------
Net loss attributable to common stockholders                           ($12,352,043)    ($ 5,686,877)
                                                                       ============     ============
Loss per common share attributable to common stockholders:
   Continuing operations                                               ($       .40)    ($       .47)
   Discontinued operations                                             (         .3)    (         .2)
   Net loss                                                            ($       .43)    ($       .49)
                                                                       ------------     ------------

Weighted average shares outstanding                                      28,935,217       11,492,162
                                                                       ============     ============

                       See notes to consolidated financial

            TOUPS TECHNOLOGY LICENSING, INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                           Retained
                                  Common Stock         Preferred Stock     Additional      Earnings
                              ---------------------   -----------------      Paid-in     (Accumulated      Treasury
                                Shares      Amount    Shares     Amount      Capital        Deficit)         Stock         Total
                              ---------    --------  --------  ---------  ------------   ------------      ---------     ----------
   Balances,
    January 1, 1998           9,130,000    $  9,130            $           $   146,537    $        27      $                155,694

   Common stock issued
    for cash                  5,381,361       5,381                          3,844,897                                    3,850,278

   Common stock issued
    for services              5,602,697       5,603                          3,574,520                                    3,580,123

   Common stock issued
    for acquisitions          2,103,241       2,103                          1,326,568                                    1,328,671

   Distributions to
    stockholders                                                                               (7,592)                       (7,592)

   Net loss for the year
    (restated-Note2)                                                                       (5,686,877)                   (5,686,877)
                             ----------    --------  --------  ---------  ------------    -----------      ----------    ----------

Balances, December 31,
 1998 (restated-Note 2)      22,217,299    $ 22,217            $                          $ 8,892,522     ($5,694,442)   $ 3,220,297
                             ==========    ========  ========  =========  ============    ===========      ==========    ===========

                                   (Continued)

            TOUPS TECHNOLOGY LICENSING, INCORPORATED AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                            Retained
                                   Common Stock       Preferred Stock        Additional     Earnings
                               --------------------  ------------------       Paid-In     (Accumulated    Treasury
                                 Shares     Amount   Shares     Amount        Capital        Deficit)       Stock          Total
                               ----------  --------  ------    --------     -----------   -------------   ---------     -----------
Balances, January 1,
  1999                         22,217,299   $22,217            $            $ 8,892,522   ($ 5,694,442)   $             $ 3,220,297
Preferred stock issued
  for cash                                              750         750         749,250                                     750,000
Common stock issued
  for cash                      5,865,303     5,865                           2,521,535                                   2,527,400
Common stock issued
  for services asset
  purchases:
  Employees and
  consultants                   1,466,765     1,467                             850,773                                     852,240
  Equipment purchases              25,000        25                               9,913                                       9,938
  License fees                  2,075,000     2,075                           1,512,866                                   1,514,941
  Investment in joint venture     500,000       500                             375,206                                     375,706
Warrants issued in
connection with:
  Preferred stock                                                                45,885                                      45,885
   Less stock issuance
   costs                                                                        (45,885)                                    (45,885)
  Financial advisory
    services                                                                    877,420                                     877,420
  Loan costs                                                                     70,900                                      70,900
Conversion of debt
  to equity                     1,141,581     1,142                             422,608                                     423,750
Stock recission                                                               1,268,060                    (1,268,060)
Preferred stock
  dividends                                                                                    (39,375)                     (39,375)
Preferred stock
  beneficial conversion
  feature (dividend)                                                            250,000       (250,000)
Convertible debenture
  beneficial conversion
  feature (interest expense)                                                    187,500                                     187,500
Net loss for the year                                                                      (12,062,668)                 (12,062,668)

                               ----------   -------     ---    --------     -----------   ------------   ------------   -----------
Balances,
  December 31, 1999            33,290,948   $33,291     750    $    750     $17,988,553   ($18,046,485)  ($ 1,268,060)  ($1,291,951)
                               ==========   =======     ===    ========     ===========   ============   ============   ===========

                 See notes to consolidated financial statements.

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                              1998-Restated
                                                                  1999           (Note 2)
                                                               -----------    -------------
Cash flows from operating activities:
 Net loss                                                    ($ 12,062,668)   ($ 5,686,877)
 Adjustments to reconcile net loss to
    net cash used in operating activities:
     Depreciation and amortization                                 577,316          76,622
     Amortization of goodwill                                       59,142          19,597
     Amortization of deferred loss on sale-leaseback                31,041              --
     Amortization of loan costs                                     28,300              --
     Stock based compensation                                    3,244,601       3,580,123
     Beneficial conversion feature of convertible debenture        187,500              --
     Loss on sale of property and equipment                         41,826              --
     Write-off of investment in joint venture                      375,706              --
     Write-off of goodwill                                         313,203              --
     Increase (decrease) in cash due to changes in:
      Accounts receivable                                          255,498          77,419
      Inventories                                                  240,406      (1,135,178)
      Prepaid royalties                                             65,834        (118,000)
      Other assets                                                  (3,360)        (23,813)
      Accounts payable                                             (92,470)        570,102
      Accrued expenses                                             763,426         200,218
      Customer deposits                                            227,428          60,720
      Other liabilities                                                 --         (39,281)
                                                               -----------     -----------
Net cash used in operating activities                           (5,747,271)     (2,418,348)
                                                               -----------     -----------

Cash flows from investing activities:
 Cash received in business acquisition                                  --          14,610
 Repayments from (loans to) related parties                         87,485         (18,428)
 Loans to subsidiary prior to acquisition                               --        (164,297)
 Acquisition of property and equipment                            (453,598)       (498,794)
                                                               -----------     -----------
Net cash used in investing activities                             (366,113)       (666,909)
                                                               -----------     -----------

Cash flows from financing activities:
 Proceeds from sale/leaseback of property and equipment            250,000              --
 Distributions to stockholders                                          --          (7,592)
 Proceeds from (repayments of) notes payable bank                  134,489          (4,600)
 Proceeds from sale of capital stock                             3,277,400       3,850,278
 Principal repayments on capital lease obligations                (183,401)        (55,385)
 Proceeds from convertible debentures                              750,000              --
 Proceeds from related party notes payable                       1,208,250              --
 Repayments on related party notes payable                         (23,210)             --
                                                               -----------     -----------
Net cash provided by financing activities                        5,413,528       3,782,701
                                                               -----------     -----------
Increase (decrease) in cash                                       (699,856)        697,444
Cash, beginning of year                                            772,080          74,636
                                                               -----------     -----------
Cash, end of year                                              $    72,224     $   772,080
                                                               ===========     ===========

                                   (Continued)

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                 Supplemental schedule of cash flow information

Cash paid during the year for:
                                                      1999                 1998
                                                    -------              -------

Interest                                            $31,769              $21,234
                                                    =======              =======
Income taxes                                        $    --              $ 3,198
                                                    =======              =======

      Supplemental schedule of non-cash financing and investing activities

During 1999, the Company:

o Converted $423,750 of related party debt to equity through the issuance of 1,141,581 shares of common stock
o Incurred $70,900 of loan costs through the issuance of common stock warrants
o Acquired equipment with a cost of $668,435 and $9,938 through capital lease obligations and the issuance of 25,000 shares of common stock, respectively
o Incurred joint venture investment costs of $375,706 through the issuance of 500,000 shares of common stock

In 1998, the Company acquired assets of $369,846 under capital lease agreements.

In 1998, the Company issued 1,203,241 shares of unregistered common stock for the acquisition of InterSource Health Care, Inc.

    Assets acquired                    $ 1,301,521
    Liabilities assumed                    611,850

In 1998, the Company issued 900,000 shares of unregistered common stock for the acquisition of Brounley Associates, Inc.

   Assets acquired                     $   764,304
   Liabilities assumed                     125,304

In 1998, the Company issued 500,000 shares of unregistered common stock for the acquisition of Advanced Micro Welding, Inc.

   Assets acquired                     $   301,834
   Liabilities assumed                     214,544

                 See notes to consolidated financial statements.

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

1. Nature of business, basis of presentation and summary of significant accounting policies:

      Nature of business:

      Toups Technology Licensing, Incorporated (the "Company"), a Florida corporation, was formed on July 28, 1997, and activated its startup operations on November 1, 1997 to facilitate market applications through the licensing of late-stage technologies primarily in the energy and natural resources, environmental and health care market. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Brounley Associates, Inc. (Brounley), Advanced Micro Welding, Inc. (AMW) and InterSource Health Care, Inc. (InterSource). All material intercompany balances and transactions have been eliminated.

      The Company's reportable operating segments are strategic business units that offer different products and have separate management teams. During 1999, these segments were 1) Contract Manufacturing, 2) manufacture and sale of the Balanced Oil Recovery System (BORS) Lift 3) sale of medical equipment (Health Care market) and 4) Technology Development for Environmental Solutions. During 1999, the Company also had the Brounley operating segment which was discontinued during the third quarter of 1999 (see Note 5).

      Contract Manufacturing provides production, metal fabrication, machining and precision welding services for the Company's in-house needs such as BORS Lift production and prototyping for its applied technology development. The cost of this business activity is partially recovered by contract manufacturing services provided to outside customers.

      The BORS Lift is an oil extraction device that increases oil production while decreasing operating costs and virtually eliminating salt-water separation from depleted, relatively shallow "stripper" oil wells.

      The Health Care segment is operated by InterSource Health Care, Inc., a distributor of various medical equipment during 1999. The Company expects this segment will expand its operations during 2000 to become a medical sales and support services provider for capital equipment, health care products, medical and surgical supplies and nutritional products through the internet.

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

      Nature of business (continued):

      The Technology Development for Environmental Solutions operating segment finalizes the development of late-stage technologies and applies the proven technology to market applications.

      Revenue recognition:

      Revenues are recognized as follows:

      BORS Lift -- sales of this equipment are recognized when units are shipped, the equipment functions substantially as intended, warranty obligations can be reasonably estimated and collection of receivables is reasonably assured.

      Contract manufacturing and medical equipment sales -- sales are recognized as manufactured items and equipment are shipped and collection of receivables is reasonably assured.

      Licensing Fee -- On June 15, 1999, the Company, entered into an Exclusive Representative Agreement with a corporation in the Dominican Republic in which the Company granted an exclusive license to commercialize and/or sell products associated with all of the Company's then owned intellectual property rights throughout Central and South American, Puerto Rico and the Dominican Republic. The Company is to receive a one-time $5,500,000 license fee for these rights, and the payment of the fee was secured with a limited use title to a planned urban development consisting of a planned 2,500 home site located in the Dominican Republic. The Company was to receive 10% of the sales price of each home as they were sold. The Company originally recognized the $5,500,000 licensing fee as revenue and a $1,375,000 allowance for potential undeveloped home sites as selling, general and administrative expenses during the quarter ended June 30, 1999.

      Upon further consideration, the Company believes revenue should be recognized on the cash basis. Accordingly, the revenue and allowance for potential undeveloped home sites discussed in the preceding paragraph have been reversed in the fourth quarter of 1999 and no revenue was recorded relating to this license in the accompanying 1999 financial statements. As of April 20, 2000, the licensee has not paid any of the consideration due under the license agreement, and there can be no assurances that any amounts pursuant to the agreement will be received.

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

      Inventories:

      Inventories are stated at the lower of cost or market. Cost is determined generally on a first-in, first-out method. As discussed in Note 2, the Company has inventory of its BORS Lifts, some of which require further modifications in order to bring the Lifts to a salable condition. This inventory is classified as work-in-progress inventory and has been written down to market (estimated sales price), less the estimated cost to modify and deliver the units.

      Property and equipment:

      Property and equipment are stated at cost. Depreciation is provided on the straight-line method over (1) the estimated useful lives of the assets, which range from 3 to 4 years for certain leasehold improvements, 5-7 years for computers, office equipment and furniture and 20-30 years for other leasehold improvements or (2) the lease term for assets subject to capital lease if the lease term is shorter than the assets' estimated useful life.

      License fees:

      The Company has charged costs incurred for the acquisition of license rights (primarily resulting from the issuance of common stock) to operations as incurred (research and development expense) since the commercialization of the technologies is still in the development stage and such technologies have been purchased for a particular development project and have no current known alternative uses.

      Deferred charge:

      Deferred charge, consisting of the deferred loss on a sale/leaseback transaction, is being amortized in proportion to the amortization of the leased-back assets.

      Advertising costs:

      The costs associated with producing and communicating advertising are expensed in the period incurred. Advertising costs were approximately $35,000 and $67,000 during 1999 and 1998, respectively.

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

      Use of estimates:

      Preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

      Product Warranty:

      The Company provides warranties on the sales of its BORS units. The Company recognized an estimate of these warranty costs at December 31, 1999 based on the performance history of this equipment and an estimate of the level of future claims.

      In connection with the Company's distribution of medical equipment, the original manufacturer's warranty is provided to the customer, and the Company does not otherwise warrant the equipment. Similarly, the Company does not provide a warranty on its contract manufactured items (such items consist primarily of fabricated metal items).

      Stock-based compensation:

      The Company accounts for compensation costs associated with stock options issued to employees under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25") whereby compensation is recognized to the extent the market price of the underlying stock at the date of grant exceeds the exercise price of the option granted. The Company has adopted the disclosure provisions of Financial Accounting Standard No. 123 - Accounting for Stock-Based Compensation ("FAS 123"), which requires disclosure of compensation expense that would have been recognized if the fair-value based method of determining compensation had been used for all arrangements under which employees receive shares of stock or equity instruments. Stock-based compensation to non-employees is accounted for using the fair-value based method prescribed by FAS 123.

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

The Company accounts for unregistered common stock issued for services or asset acquisitions at the estimated fair value of the stock issued. Fair value is determined based substantially on the average cash price of recent sales of the Company's unregistered common stock.

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

      Income taxes:

      The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided, as necessary.

      Net loss per share:

      Net loss per share was computed based on the weighted average number of shares outstanding during the periods presented.

      Diluted earnings per share is considered to be the same as basic earnings per share since the effect of common stock options and warrants and convertible debentures and preferred stock is anti-dilutive.

      New accounting pronouncements:

      During 1999, the Company adopted Statement of Financial Accounting Standards Number 131, "Disclosures about Segments of an Enterprise and Related Information." Statement No. 131 establishes standards for reporting information about operating segments in annual financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker or decision-making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company has identified these segments based on the nature of business conducted by each. In management's opinion other recently issued pronouncements would have no significant impact on the Company's financial statements.

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

      Reclassifications:

      Research and development expenses in 1998 have been classified from selling, general and administrative expenses to conform with the 1999 presentation.

2.    Restatement of 1998 financial statements:

      During the fourth quarter of 1998 the Company recorded $1,515,720 of revenue associated with the sale of 102 of the Company's then newly developed BORS Lift. Prior to the sale of these units the Company had performed extensive product development and field testing and believed that all significant product and design problems had been satisfactorily resolved. However, subsequent to delivery and installation of certain units, management became aware of certain performance problems with the BORS units sold in 1998. Upon further investigation, management determined that certain repairs or modifications of the BORS units would be required. However, since the Company had limited operating history with this equipment, it was unable at that time to determine the magnitude of the required repairs or modifications or the cost thereof. Accordingly, the Company was not able to reasonably estimate the amount of any accrued warranty obligation that might have been required at December 31, 1998. Since the range of possible loss was not determinable at the date of the issuance of the 1998 financial statements, the Company has determined that recognition of these sales was not warranted until a reasonable estimate of the warranty obligation could be determined. The accompanying 1998 financial statements have been adjusted to reverse the $1,515,720 of sales and $1,002,874 cost of sales, accrued commissions and accrued royalties associated therewith. The net effect of these adjustments on the 1998 financial statements was to reduce gross profit by $595,689 and selling, general and administrative expenses by $82,843 (no applicable income taxes) and increase net loss and net loss per share by $512,846 and $.04, respectively.

      During the third quarter of 1999, the Company made the final determination of the BORS product and design modifications and/or repairs necessary for the equipment to reliably function as it was intended. Also, during 1999, the Company agreed to accept the return of most of the BORS units sold in 1998. Modifications of many of the units were made in both 1999 and 2000, and 33 modified units were sold to other customers (recognized as revenue in 1999) without further performance problems. The balance of the returned units are included in inventory at December 31, 1999 at their estimated net realizable value.

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

3.    Management plans regarding liquidity and capital resources:

      The Company has experienced recurring net losses since its inception and, as such, has experienced negative operating cash flows in both 1999 ($5,747,271) and 1998 ($2,418,348) and continued to experience negative operating cash flows during the first quarter ended March 31, 2000. The Company has historically funded these negative operating cash flows with proceeds from sales of common and preferred stock, notes and convertible debentures payable and equipment sale/leaseback transactions. The total amount received from these sources approximated $5,500,000 during 1999 and $1,250,000 from January 1 through May 5, 2000. Notwithstanding the proceeds of these financing sources, the Company has negative working capital of approximately ($2,200,000) at both December 31, 1999 and March 31, 2000 (unaudited) and, at December 31, 1999, was delinquent with respect to payment of approximately $611,000 of 1999 payroll taxes, including interest and penalties (see Note 10).

      The Company is actively exploring various options to improve its working capital position, including licensing and/or selling certain of its technology rights and obtaining research and development contracts to develop commercially marketable products subject to potentially licensed or sold technologies. However, there can be no assurance that the Company will be successful in implementing any of these plans. The Company also plans to implement cost reductions throughout the balance of 2000.

      Notwithstanding the potential cash flow benefits contemplated by these plans, the Company will continue to require additional equity or debt financing in order to cover its cash requirements and continue as a going concern, and those financing requirements are in the very near term if the plans discussed in the preceding paragraph are not implemented. Management believes it will be successful in these financing efforts, but there can be no assurance to that effect.

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

4.    Business combinations:

      Advanced Micro Welding, Inc.

      On April 1, 1998, the Company acquired all the common stock of Advanced Micro Welding, Inc. (AMW) in exchange for 500,000 shares of the Company's unregistered common stock. AMW is engaged in micro welding and custom metal fabricating. The transaction has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements for 1998 include all accounts and operations of AMW as if the acquisition had occurred at the beginning of 1998.

      Unaudited net sales and net income of the separate companies for the period prior to the acquisition were:

                                                              Three Months Ended
                                                                March 31, 1998
                                                              ------------------
      Net sales:
        Toups Technology Licensing, Incorporated                 $        --
        AMW                                                          109,154
                                                                 -----------
                                                                 $   109,154
                                                                 ===========

     Net income (loss):
       Toups Technology Licensing, Incorporated                  ($  215,096)
       AMW                                                             7,246
                                                                 -----------
                                                                 ($  207,850)
                                                                 ===========

In 1999, AMW's manufacturing operations were merged with those of the Company.

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

4.    Business combinations (continued):

      Brounley Associates, Inc.:

      On October 1, 1998, the Company acquired all the common stock of Brounley Associates, Inc. (Brounley) in exchange for 900,000 shares of the Company's unregistered common stock. Brounley is engaged in the design, manufacture and sale of radio frequency generators throughout the United States and abroad. The transaction has been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values, and the Company's consolidated 1998 results of operations include those of Brounley from the date of acquisition.

      The following is a summary of the assets purchased and liabilities assumed in the acquisition of Brounley:

Assets acquired:
  Cash                                                                  $ 10,895
  Accounts receivable                                                    168,602
  Inventory                                                              163,577
  Property and equipment                                                  28,588
  Other                                                                      700
  Goodwill                                                               391,942
                                                                        --------
                                                                         764,304
                                                                        --------

Liabilities assumed:
  Accounts payable and accrued expenses                                   58,887
  Notes payable                                                            4,600
  Customer deposits                                                       18,057
  Income taxes payable                                                    43,760
                                                                        --------
                                                                         125,304
                                                                        --------

Purchase price                                                          $639,000
                                                                        ========

The Company determined that there was no material difference between the carrying values (on Brounley's financial records) and the fair value of the assets acquired and liabilities assumed, except for equipment which was valued at $28,588, or an increase from its carrying value of $13,500. The increase in value was based on the Company's review of the equipment's age, condition, replacement cost and remaining useful life. The excess of the purchase price ($639,000 fair market value of stock issued) over the historical cost of the net assets acquired has been recorded as goodwill. The Company was amortizing

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

the goodwill on a straight-line basis over 5 years through the third quarter of 1999. See Note 5 for information regarding the discontinuance of this business.

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

4.    Business combinations (continued):

      InterSource Health Care, Inc.:

      On November 30, 1998, the Company purchased 100% of the stock of InterSource Health Care, Inc. (InterSource) by issuing 1,203,241 shares of unregistered common stock. InterSource acquires and refurbishes used medical equipment for resale, sells pharmaceutical products and provides services for medical facility development.

      The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair market values, and the Company's 1998 consolidated results of operations include those of InterSource from the date of acquisition.

      The following is a summary of the assets purchased and the liabilities assumed in the InterSource acquisition:

Assets acquired:
   Cash                                                               $    3,715
   Accounts receivable                                                   100,876
   Inventory                                                              13,931
   Property and equipment                                              1,113,941
   Other assets                                                           69,058
                                                                      ----------
                                                                       1,301,521
                                                                      ----------
  Liabilities assumed:
   Accounts payable and accrued expenses                                 366,479
   Notes payable                                                         213,871
   Customer deposits                                                      31,500
                                                                      ----------
                                                                         611,850
                                                                      ----------

Purchase price                                                        $  689,671

The excess of the purchase price ($689,671 fair market value of stock issued) over the historical cost of the net assets acquired has been recorded as additional property and equipment based upon an independent valuation of the property and equipment.

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

4.    Business combinations (continued):

      Pro-forma information:

      The following unaudited pro-forma summary combines the consolidated results of operations of the Company, InterSource and Brounley as if the acquisitions had occurred at the beginning of 1998, after giving effect to certain pro-forma adjustments, including, among other things, additional depreciation and amortization based on the fair value of equipment and goodwill acquired and the estimated related income tax effect:

                                                                 1998
                                                              ----------
       Net sales                                              $4,134,161
       Net loss                                              ($5,408,294)

      This pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been if the Company, InterSource and Brounley had been a single entity during 1998.

      Joint Venture:

      Effective December 15, 1998, the Company entered into an agreement with Compania Deluz Y Fuerza De Las Terrenas, C. por A. (Utility), a Dominican Republic utility company, to form the joint venture "AquaFuel
      (a)-Dominicana, SA". The ownership of AquaFuel Dominicana was to be 49% to the Company and 51% to the Utility.

      The purpose of AquaFuel Dominicana was the construction and operation of an Aqua Fuel production facility which would be able to generate at least 1,653 gigawatts of electric power during a twenty-year period.

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

4.    Business combinations (continued):

      Joint Venture (continued):

      The Company's capital contribution to AquaFuel Dominicana was to be the delivery of the AquaFuel technology and the equipment as required by the agreement. The Utility was required to fund all other capital needs of the joint venture. Additionally, the Utility was to find investors who were to invest at least $500,000 in the Company. The Company was to issue 1,000,000 shares of its common stock to the Utility and 2,000,000 shares to an individual who introduced the parties to the joint venture and was also to serve as the President of AquaFuel-Dominicana. During 1999, the Company issued 500,000 shares of unregistered common stock to an individual on behalf of the Utility and recorded the fair value of these shares ($375,705) as an investment in the joint venture. Subsequently, the Utility failed to perform under the terms of the proposed joint venture agreement, and the joint venture did not proceed. Since the Company was not able to recover the 500,000 shares of stock issued and the proposed joint venture interest had no value, the Company subsequently (during
      1999) wrote off the investment. The Company also had advanced the 2,000,000 shares in connection with the joint venture. These shares were subsequently applied toward the payment of GWE licensing rights discussed in Note 19.

5.    Discontinued operations:

      As discussed in Note 4 to the financial statements, the Company acquired its Brounley business segment (design, manufacture and sale of radio frequency generators) in 1998. The Company experienced declines in Brounley's sales during 1999 relative to prior year annual sales and budget expectations, principally due to the loss of expected orders from one customer in early 1999. On August 30, 1999, after an evaluation of this business unit's performance, management elected to discontinue further Brounley operations. Certain key sales, design and engineering personnel associated with this segment were terminated, the remainder were assigned to other business segments and its equipment was transferred to the Company's contract manufacturing segment. There were no liabilities with regard to the Brounley business segment at December 31, 1999. Results of operations of the discontinued business segment have been classified as discontinued operations for the year ended December 31, 1999 and from the date of acquisition on October 1, 1998 through December 31, 1998.

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

5.    Discontinued operations (continued):

      Components of loss from discontinued operations are as follows:

                                                         1999            1998
                                                      ---------       ---------
       Revenues                                       $ 184,273       $ 197,451
       Costs and expenses                              (653,089)        485,885
                                                      ---------       ---------
       Operating losses                                (468,816)       (288,434)
       Income taxes                                          --              --
                                                      ---------       ---------
      Loss from discontinued operations               ($468,816)      ($288,434)
                                                      =========       =========

      Unamortized goodwill of $303,203 associated with the acquisition of Brounley was evaluated, deemed to have no continuing value and, therefore, written-off and recognized as loss on disposal of discontinued operations in the accompanying 1999 statement operations.

6. Major customer information, fair value of financial instruments and concentrations of credit risk:

      Major customer information:

      During the year ended December 31, 1999 the Company derived revenues from two customers which individually exceeded 10% of total revenues (12% and 11%, respectively).

      Fair value of financial instruments:

      All financial instruments are held or issued for purposes other than trading. The carrying amount of cash, accounts receivable, accounts payable and other current liabilities approximates fair value because of their short maturity. The carrying amount of notes payable, related party notes payable, convertible debentures and capital lease obligations approximates their fair value based on current market interest rates offered to the Company.

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

6. Major customer information, fair value of financial instruments and concentrations of credit risk (continued):

      Concentrations of credit risk:

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable.

      The Company sells its products principally to companies in the United States. Management assesses the financial stability of each of its major customers prior to contract negotiations and establishes credit limits for smaller customers to limit its risk. The Company does not require collateral or other security to support customer receivables. Because the Company sells a significant portion of its products and maintains individually significant receivables balances with major customers, if the financial condition and operations of these customers deteriorate below critical levels, the Company's operating results could be adversely affected.

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

7.    Segment reporting:

      As discussed in Note 1, the Company adopted FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on gross profit.

      The following summarizes key segment information for 1999:

                             Manufactured Products                    Technology
                         ------------------------------              Development/
                                            Contract                 Environmental             Intersegment
                              BORS        Manufacturing  Health Care   Solutions    Corporate  Eliminations  Consolidated
                         -------------    -------------  -----------   ---------    ---------  ------------  ------------
                                                                      1999
                         -------------------------------------------------------------------------------------------------
Revenue from
  external
  customers               $   305,000     $   471,035    $   324,493    $             $         $            $ 1,100,528

Intersegment
  revenues                                    433,110                                             (433,110)

Cost of sales                 597,630         953,138        375,775                              (433,110)     1,493,433

Gross profit                 (192,630)         51,007        (51,282)                                            (192,905)

Research and
  development:
   Stock based                                                           1,854,711                              1,854,711
   Other                                                                   603,124                                603,124
                                                                                                                2,457,835

Depreciation (net
of discontinued
operations
depreciation of
$11,815)                        6,269         419,984         48,946        62,747       27,555         --        565,501
Segment Assets              1,058,387       1,696,910        158,688       330,140      313,415         --      3,557,540

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

7.    Segment reporting (continued):

      The following summarizes key segment information for 1998:

                             Manufactured Products                    Technology
                         ------------------------------              Development/
                                            Contract                 Environmental             Intersegment
                              BORS        Manufacturing  Health Care   Solutions    Corporate  Eliminations  Consolidated
                         -------------    -------------  -----------   ---------    ---------  ------------  ------------
                                                                      1998
                         -------------------------------------------------------------------------------------------------
Revenue from
  external
  customers               $               $   457,073    $    51,465    $             $         $            $   508,538

Intersegment
  revenues                                    920,031                                             (920,031)

Cost of sales                               1,116,695         42,487                              (920,031)       239,151

Gross profit                                  260,409          8,978                                              269,387

Research and
  development:
   Stock based                                                             920,605                                920,605
   Other                                                                   264,243                                264,243
                                                                                                              -----------
                                                                                                                1,184,848
                                                                                                              -----------
Depreciation (net
of discontinued
operations
depreciation of
$6,683)                                        61,046          3,626         4,128       1,139                     69,939

The Company accounts for intersegment sales at cost.

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

8.    Inventories:

      Inventories at December 31, 1999 consist of the following:

Raw materials                                                         $  281,803
Work-in-progress                                                         382,452
Finished goods                                                           768,025
Inventory valuation allowance                                           (360,000)
                                                                      ----------
                                                                      $1,072,280
                                                                      ==========

9.    Property and equipment:

      Property and equipment at December 31, 1999 consists of the following:

Machinery and equipment                                              $1,083,890
Office furniture and equipment                                          183,912
Equipment under capital lease                                         1,116,524
Leasehold improvements                                                  169,108
                                                                     -----------
                                                                      2,553,434
Accumulated depreciation                                               (583,100)
                                                                     -----------
                                                                     $1,970,334
                                                                     ==========

10.   Payroll tax liabilities:

      The Company is delinquent with respect to payment of certain 1999 payroll taxes (approximately $611,000, including interest and penalties, which are included in accrued expenses at December 31, 1999). Management expects to enter into a payment stipulation agreement with the Internal Revenue Service (IRS) whereby the Company would agree to pay this liability on a monthly basis over a yet-to-be determined period. During 2000, the Company made a $50,000 good-faith deposit toward this liability but, at April 20, 2000, no agreement had been finalized. The IRS has certain collateral rights, including the seizure of the Company's bank accounts and other property, should a satisfactory payment stipulation agreement not be reached.

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

11.   Notes payable, bank:

      Notes payable, bank consists of borrowings under a demand $50,000 line of credit and a short-term note payable due on demand. The outstanding principal balance on the line of credit was $49,574 at December 31, 1999 which bears interest at prime plus 2%. The line of credit is secured by inventory, accounts receivable, equipment and intangibles and the personal guarantee of certain stockholders. The short-term note payable is unsecured and non-interest bearing. The outstanding balance on this borrowing was $134,489 at December 31, 1999.

12.   Notes payable, related parties:

      Notes payable, related parties consists of the following:

      Note payable, stockholder/director, interest at 6.6%; in connection with this note, warrants to acquire 25,000 shares of common stock exercisable at $.70 per share
      (market price at date of grant) through August 2002;
      Converted to equity subsequent to December 31, 1999 (see
      Note 20)                                                         $ 282,000

      Note payable, stockholder, maturing September 2000
      including any unpaid interest at 12%; secured by a security
      interest in substantially all assets.                              250,000

      Unsecured stockholder advances, bearing interest at 12%;
      due on demand                                                      107,500

      Note payable to an officer and principal stockholder, due
      in monthly installments of $3,531, including interest at
      12%, through July 2001; secured by accounts receivable,
      inventory and equipment                                             66,575

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

12.   Notes payable, related parties (continued):

      Note payable to an entity owned by an officer and principal stockholder, due in monthly installments of $3,060,
      including interest at 12%, through June 2001; secured by
      accounts receivable, inventory and equipment                        55,215
                                                                        --------
                                                                         761,290
      Less current maturities                                            719,803
                                                                        --------
                                                                        $ 41,487
                                                                        ========

      The annual maturities of notes payable, related parties are as follows:

           Year ending December 31,
           ------------------------
                    2000                                              $719,803
                    2001                                                41,487
                                                                      --------
                                                                      $761,290
                                                                      ========

13.   Convertible debentures:

      In February 1999, the Company sold $750,000 of Series 1999-A 8% convertible notes due January 2002. Under the securities purchase agreement, the investor was to purchase a second installment of $750,000 in convertible notes within 30 days after the Company filed a Registration Statement or at such time as the parties mutually agree.

      The notes can be converted to common stock of the Company at the conversion price for each share of common stock equal to the lesser of (1) the lowest closing bid prices for the common stock for the five trading days immediately preceding the Closing Date; or (2) 80% of the lowest closing bid prices for the common stock for the five trading days immediately preceding the Conversion Date.

      Additionally, the investor was issued a warrant to purchase 75,000 shares of the Company's common stock exercisable at $2.3375 per share through February 2002.

      The agreements contain demand registration rights with respect to the warrants and the stock subject to conversion and underlying the warrants.

      Since the investor did not convert the notes on the day of the Closing, the Company is required to recognize as interest expense the beneficial conversion terms of the notes. This additional interest of $187,500 was amortized over the period between the Closing Date (February 1999) and the first date (May 1999) on which the notes could be converted.

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

Subsequent to December 31, 1999, the investor completed the purchase of the second installment ($700,000) of the 8% convertible notes (see Note 20).

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

14.   Stockholders' deficit:

      Common stock sold for cash:

      Of the 5,865,303 unregistered shares of common stock sold for cash in 1999, approximately 992,300 shares were sold subject to registration rights.

      Series A preferred stock:

      On March 30, 1999, the Company executed a series of agreements and amended its articles of incorporation in order to complete the placement of $750,000 of its Series A 7% Preferred Stock ($1 par value; $1,000 stated value) with an investor. Under the terms of the Series A Preferred Stock, at December 31, 1999 the holder may convert the preferred stock into common stock at 75% of the common stock closing price anytime through March 30, 2004. In that regard, the Company recorded a dividend of $250,000 during 1999 to account for this beneficial conversion feature. The Company also issued 93,750 warrants exercisable at $2.40 per share to the investor in connection with the sale of the Preferred Stock. The Company also issued 50,000 warrants as a finders fee exercisable at $2.40 per share through March 30, 2004.

      The agreements contain demand registration rights with respect the warrants and the stock subject to conversion and underlying the warrants.

      Holders of common stock are entitled to one vote per share. To the extent that holders of the Series A Preferred Stock are entitled under the Florida Business Corporation Act to vote on a matter with holders of common stock, voting together as one class, each share of Series A Preferred Stock shall be entitled to a number of votes equal to the number of shares of common stock into which it is then convertible.

      The Series A Preferred Stock has a liquidation preference of $1,300 per share plus accrued and unpaid dividends. Accrued and unpaid dividends were $39,375 (or $52.50 per share) at December 31, 1999.

      Recission of stock and stock option:

      During June 1999, certain officers of the Company offered to rescind the receipt of 1,950,000 shares of stock previously issued to them in 1998 as compensation. The Company has accepted the recission offer. Under the

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

terms of the recission, the officers were to receive three year stock options to purchase

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

14.   Stockholders' deficit (continued):

      Recission of stock and stock option (continued):

      1,950,000 shares of the Company's stock at the 5-day trailing average of the market price at the date of grant. The Company completed the recission and option transactions in December 1999.

      The Company treated the reacquired (returned) shares as treasury stock, and recorded the shares at a cost of $1,246,050, the compensation cost attributed and recorded for the original issuance of the shares in 1998, as an increase in Paid-in Capital. The options were granted at an exercise price of $1.10 per share, (the 5-day trailing average high of the market price at the date the transaction was initially considered by the Board in June 1999), representing an exercise price considerably higher than the market price of the Company's common stock on the date the option was granted in December 1999 and were fully vested at December 31, 1999. Accordingly, no compensation expense was recognized in the financial statements for these options (the only options issued or outstanding at December 31, 1999 and the year then ended). Had the accounting provisions of FAS 123 been adopted, compensation of approximately $832,000 would have been recorded in 1999 based on the Black-Scholes option pricing model, and 1999 net loss and net loss per share would have been ($12,694,668) and ($.44), respectively.

      Common stock warrants:

      The following table summarizes information for stock warrants outstanding and exercisable at December 31, 1999, all of which were granted in 1999.

                        Warrants Outstanding and Exercisable
             ----------------------------------------------------------
            Range of                     Weighted Avg.      Weighted Avg.
             Prices        Number       Remaining Life     Exercise Price
           -----------   ----------     --------------     --------------
           $ 2.34-2.40      218,750        42 months       $        2.38
           $       .70       25,000        31 months                 .70
                          3,800,000        58 months                 .40
           -----------   ----------       ----------       -------------
                          4,043,750        57 months       $         .51
                         ==========       ==========       =============

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

14.   Stockholders' deficit (continued):

      Common stock warrants (continued):

      The weighted average grant-date fair value of warrants granted during 1999 was $.53 per share.

      The fair value of these warrants, exclusive of 93,750 warrants which were issued with the Series A Preferred Stock, has been recorded at fair value in the 1999 financial statements as follows:

      Loan costs (capitalized and amortized
        over life of loan)                                   $ 70,900
       Financial advisory service compensation (1)            877,420
       Stock issuance costs                                              45,885
                                                                        -------

                                                             $994,205
                                                             ========

      (1) This warrant agreement contains demand registration rights with respect to the warrants and the common stock underlying the warrants.

      The fair value of the option and the warrants granted in 1999 were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

       Expected life of options                     3-5 years
       Risk free interest rate                   5.458%
       Expected volatility                        50%
       Expected dividend yield                    0%

      Stock issuances:

      During 1999 and 1998, the Company issued 4,066,765 and 5,602,697 shares of unregistered common stock to attract and retain key employees and for other business purposes. These shares have been valued at prices which approximate prices for cash sales of similar stock to others during the same periods. Cost recognized in 1999 and 1998 in connection with these stock issuances is as follows:

                                                    1999         1998
                                                 ----------   ----------
     Employee compensation                       $  316,570   $1,756,419
      Consultant compensation                       535,670      524,175
      Licenses fees (expensed)                    1,514,941      571,178
      Equipment purchases                             9,938           --
      Investment in joint venture                   375,706           --
                                                 ----------   ----------



                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                $ 2,752,825    2,851,772
                                                ===========    =========

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

15.   Income taxes:

     Deferred tax assets consist of the following at December 31, 1999:

      Net operating loss carryover                                   $3,700,000
      Inventory valuation allowance                                      64,000
      Deferred tax asset valuation allowance                         (3,764,000)
                                                                     ----------
                                                                     $       --
                                                                     ==========

      Income tax (expense) benefit consists of the following:

                                                            1999         1998
                                                         ----------    --------
        Current:
        Federal                                          $      --     $     --
                                                         ----------    --------
        Deferred:
        Deferred                                             64,000           --
        Benefit of net operating loss carryover           2,918,000      782,000
        Change in deferred tax asset valuation
          allowance                                      (2,982,000)   (782,000)
                                                         ----------    --------
                                                                 --          --
                                                         ----------    --------
                                                         $       --    $     --
                                                         ==========    ========

      The expected income tax benefit at the statutory tax rate differed from income taxes in the accompanying statements of operations as follows:

                                                      Percentage of loss before
                                                            income taxes
                                                      --------------------------
                                                          1999            1998
                                                      -----------       --------
Statutory tax rate                                        34.0%           34.0%
State tax, net of federal benefit                          3.5%            3.5%
Change in deferred tax asset
 valuation allowance                                      (37.5%)         (37.5%)
                                                          -----           -----

Effective tax rate in accompanying
  statement of operations                                    0%              0%
                                                          =====           =====

      The Company has net operating loss carryovers of approximately $9,300,000 at December 31, 1999. The net operating loss carryover principally expires from 2018-2019.

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

16.   Related party transactions:

      During 1999, the Company obtained short-term, non-interest bearing loans from four existing minority shareholders aggregating $423,750, which were converted into 1,141,581 shares of common stock, principally in the third quarter.

      During 1998, prior to its acquisition of InterSource (see Note 4), the Company paid to InterSource $22,000 for payroll leasing, $102,000 for rent and $21,000 for consulting fees.

17.   Fourth quarter adjustments:

     During the fourth quarter of 1999, the Company made certain adjustments.
      These adjustments and a brief description of their impact on fourth quarter operations are as follows:

                                                                     Effect of
                                                                    adjustment
                                                                 on fourth quarter
                                                                  1999 operations-
                                                                (Increase) Decrease
                                                                      net loss
                                                                -------------------
Record stock based compensation for services and
license fees, some of which occurred in first,
second and third quarters                                           ($2,502,411)

Write-off receivables and prepaid royalties                            (530,000)

Write-off investment in joint venture                                  (375,706)

Reverse license fee revenue recorded in second
quarter 1999                                                         (4,125,000)

 Inventory valuation allowances                                        (561,684)
                                                                    -----------
  Effect of adjustments on fourth quarter loss
   from continuing operations                                        (8,094,801)

Write-off goodwill associated with discontinued
  operations                                                           (313,203)
                                                                    -----------
Effect of adjustments on fourth quarter net loss                    ($8,408,004)
                                                                    ===========

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

17.   Fourth quarter adjustments (continued):

      Net loss attributable to common stockholders and net loss per share as previously reported for the nine months ended September 30, 1999 (unaudited) would have increased by approximately $5,700,000 and $.22, respectively, had the effect of the aforementioned fourth quarter adjustments, insofar as they related to the first through third quarters of 1999, been made in the proper quarter.

18.   Leases:

      Operating lease obligations:

      The Company leases its office and warehouse facilities under a five-year, non-cancelable operating lease for approximately $22,000 per month. Additionally, the Company leases other office space and other equipment under various non-cancelable operating leases for one to four year terms. Rent expense under all operating leases approximated $321,000 and $117,000 for 1999 and 1998, respectively.

      Obligations under the non-cancelable operating leases are as follows:

         Year ending September 30,
         -------------------------
                    2000                             $   339,814
                    2001                                 302,014
                    2002                                 269,210
                                                     -----------
                                                     $   911,038
                                                     ===========

      Capital lease obligations:

      The Company leases certain equipment, machinery and computer software under various capital lease agreements. The agreements provide for monthly payments of approximately $28,000, expiring through 2004, and are collateralized by the leased equipment.

     The capitalized asset cost and accumulated amortization at December 31, 1999 was:

     Capitalized cost                                     $1,116,524
     Accumulated amortization                               (251,230)
                                                          ----------
      Net book value                                      $  865,294
                                                          ==========

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

18.   Leases (continued):

      Capital lease obligations (continued):

      Total amortization of assets under capital leases was $198,227 and $50,753 in 1999 and 1998, respectively.

      One of the Company's 1999 capital leases resulted from a sale/leaseback transaction in which the Company incurred a loss of $310,408 (asset net book value of $560,408 net of $250,000 proceeds). Since the fair value of the assets exceeded the net book value and since the Company retained substantially all of the remaining use of the property sold, this loss has been deferred and is being amortized in proportion to the amortization of the leased assets.

      Future minimum lease payments under capital leases are as follows:

     Year ending December 31,
     ------------------------
              2000                                      $339,249
              2001                                       328,121
              2002                                       223,373
              2003                                       159,275
              2004                                        12,210
          Imputed interest                              (188,957)
                                                        --------
                                                        $873,271
                                                        ========

19.   Commitments and contingencies:

      License agreements and royalties:

      The Company has entered into the following licensing agreements granting the Company the use of certain proprietary information, technology and patents:

      o License of electromagnetion(TM) technology, (liquid waste-to-energy technology). The agreement is effective through December 31, 2002, is renewable for one or more 3-year renewal periods and obligates the Company to pay a royalty of 6% of revenues generated involving the electromagnetion technology. There was no royalty expense resulting from this agreement in 1999 or 1998. The Company paid 105,263 shares of its common stock in 1998 to acquire this license and

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

recognized the estimated fair value of these shares of $67,263 as a charge to operations in 1998.

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

19.   Commitments and contingencies (continued):

      License agreements and royalties (continued):

      o License of GWE technology (solid waste-to-energy technology). The agreement is effective from December 1999 for 20 years and obligates the Company to pay royalties equal to 50% of the profits associated with sublicenses of, or other revenues associated with, the technology, with minimum annual royalties of $150,000 commencing at the later of 2000 or the date on which the first product subject to the technology is first commercialized. There was no royalty expense associated with this agreement in 1999. The Company applied 2,000,000 shares of previously issued common stock as payment for the license (see Note 4-- Joint Venture). The Company has recognized the estimated fair value of these shares ($1,502,820) as a charge to 1999 operations.

      o License of Tunnel Bat Vehicle (wheeled vehicle in development stage to clear box culverts under roadways); the agreement was effective July 1998, is renewable on an annual basis, and obligates the Company to pay royalties of 6% of sales of the Tunnel Bat Vehicle. There was no royalty expense incurred in 1999 or 1998. The Company paid 150,000 shares of the Company's common stock in 1998 for the license and recognized the estimated fair value of the shares ($95,850) as a charge to operations in 1998.

      o License of BORS Lift commencing July 1998 and renewable annually through 2004; royalties of 6% of sales of BORS units are required ($18,300 in 1999 and $0 in 1998). The Company issued 500,000 shares of its common stock at contract inception in 1998 as a first year guaranteed performance payment. The fair market value of the shares at that date ($319,500) has been recorded as a license fee and charged to 1998 operations.

      Employment agreements:

      The Company has employment agreements with three executive officers. The agreements expire July 28, 2002 and provide for base salaries as established by the Board of Directors for 2000 through 2002 (ranging from approximately $100,000 to $120,000 each as of December 31, 1999). The agreements also permit the Company to grant the officers stock awards based on performance.

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

19.   Commitments and contingencies (continued):

      Legal proceedings:

      Litigation:

      The Company is involved in routine litigation incident to its business. The Company has accrued minimum estimated losses ($32,000) in connection with pending litigation at December 31, 1999. In the Company's opinion, none of these proceedings will have a material adverse effect on the Company's financial position or results of operations.

      SEC Enforcement Inquiry:

      On November 19, 1999, the Company was notified that the Securities and Exchange Commission was conducting an informal inquiry in connection with matters relating to the Company's restatement of financial results. The Securities and Exchange Commission has requested that the Company provide them with certain documents concerning the previous revision of its financial results and financial reporting documents. The Securities and Exchange Commission indicated that its inquiry should not be construed as any indication that any violation of law has occurred, nor as an adverse reflection upon any person, entity or security. The Company is cooperating with the Securities and Exchange Commission in connection with this inquiry and its outcome cannot be determined at this time.

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

20.   Subsequent events:

      License agreement:

      During January 2000, the Company acquired a license of certain patent-pending technologies (water-to-energy conversion technologies or "Santilli Technology"). The term of the agreement will coincide with the related patent periods, if ultimately granted. This agreement requires the payment of royalties equal to 3% of sales derived from licensed technology products and various percentages of any proceeds received from the sublicensing of the technology. The Company issued 75,000 shares of stock to the licensor in 1999 in contemplation of this agreement (recorded as a $12,121 charge to 1999 operations) and also, in 2000, granted a five year option to purchase 150,000 shares of common stock at $.375 per share, the fair market value at the date of grant. The Company is further obligated to grant options to acquire 50,000 shares of stock in the future as each new product subject to the technology becomes ready for commercialization.

      Finally, in connection with this agreement, the Company extended an existing consulting agreement with the licensor for a one year period expiring December 2000 (renewable annually). Compensation under the agreement is $72,000 for 2000 and a grant of a two year option to acquire 100,000 shares of common stock (expires December 2002) at an exercise price of $1.00 per share (in excess of the fair market value of the stock at date of grant).

      Conversion of convertible debentures to equity/additional convertible debt:

      During January and March 2000, the investor in the Company's $750,000 Series 1999-A 8% convertible notes (see Note 13) elected to convert an aggregate of $517,956 of the notes and accrued interest, into 1,037,781 shares of the Company's common stock. Additionally, during March 2000, the investor loaned the Company an additional $700,000 through the purchase of the second installment of the 8% convertible notes. In connection therewith the Company granted the investor additional warrants to purchase 75,000 shares of common stock under terms similar to those granted in 1999 as discussed in Note 13.

      Conversion of preferred stock:

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

During April 2000, the holder the Company's Series A Preferred Stock converted 100 shares of the preferred stock ($100,000 stated value) into 357,143 shares of common stock.

                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

20.   Subsequent events (continued):

      Sales of common stock, proceeds from related party notes payable and conversion of related party debt to equity:

      From January 1 through May 5, 2000, the Company generated net proceeds of approximately $1,075,000 from the sale of common stock (private placements of unregistered stock at an average of $.33 per share) and $177,000 from short-term related party notes payable bearing interest at 12%. Furthermore, on April 24, 2000 related party debt aggregating $282,000 at December 31, 1999 (see Note 12) was converted into 1,128,000 shares of common stock, and $52,000 of the aforementioned 2000 short-term borrowings was converted to 208,000 shares of common stock.

      Stock options and stock grants:

      In January 2000, the Company granted 700,000 common stock options to key employees and 1,400,000 common stock options to an officer/employee. These three-year options are exercisable at $.34 per share (the stock price at the grant date) and vest immediately. Additionally, 60,000 shares of the Company's common stock were issued to an officer/employee as additional compensation.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        TOUPS TECHNOLOGY LICENSING, INC.

                        By /s/ Leon H. Toups
                           -------------------------------------------
                                 Leon H. Toups,
                                 President and Chief Executive Officer

         Each person whose signature appears below hereby constitutes and appoints Leon H. Toups his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying all that said attorney-in-fact and agent or his substitute or substitutes, or any of them, may lawfully do or cause to be done by virtue hereof. In accordance with the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.



                Signature                                      Title                               Date

/s/Leon H. Toups                           President, Chief Executive Officer
---------------------------                (Principal Executive Officer) and Chairman of
Leon H. Toups                              the Board of Directors                          May 12, 2000

/s/ Michael P. Toups                       Chief Financial Officer (Principal Financial
---------------------------                Officer) and Director                           May 12, 2000
Michael P. Toups

/s/  Mark Clancy                           Executive Vice President, Secretary and
---------------------------                Director                                        May 12, 2000
Mark Clancy

/s/ Phillip Rappa                          Vice President of Operations, General Manager
---------------------------                and Director                                    May 12, 2000
Phillip Rappa

/s/  Errol J. Lasseigne                    Director                                        May 12, 2000
---------------------------
Errol J. Lasseigne

/s/ Leslie D. Reagin III                   Director                                        May 12, 2000
---------------------------
Leslie D. Reagin III