Form 10QSB
period 2000-03-31
TOUPS TECHNOLOGY LICENSING INC /FL
filed 2000-05-22
CIK 1056748

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended - March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                                 to

                         Commission File Number 0-18299
                         EARTHFIRST TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

            Florida                                  59-3462501
(State or other jurisdiction of                      (IRS Employer Identification No.)
incorporation or organization)

             7887 Bryan Dairy Road, Suite 105, Largo, Florida 33777
                    (Address of principal executive offices)

                                 (727) 548-0918
                           (Issuer's telephone number)
                    TOUPS TECHNOLOGY LICENSING, INCORPORATED
                 (Former name, former address and former fiscal
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X    No
                                                               ---
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _____ No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity , as of May, 12, 2000: 38,362,117 shares $ .001 par value common stock.

Transitional Small Business Disclosure Format  (check one)  Yes       No     X
                                                                            ---

                                   FORM 10-QSB

                          EARTHFIRST TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

                                                                                                    PAGE
                                                                                                    ----
PART I.           Financial Information

Item 1 - Financial Statements

                  Condensed Consolidated Balance Sheets as of March 31, 2000
                  (Unaudited) and December 31, 1999....................................................1

                  Condensed Consolidated Statements of Operations for the
                  three months ended March 31, 2000 and 1999 (Unaudited)...............................3

                  Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999 (Unaudited)............................................4

                  Notes to Condensed Consolidated Financial Statements.................................6

                  Item 2 - Management's Discussion and Analysis or Plan of Operation...................11

PART II.                            Other Information..................................................13

                  Item 6. Exhibits and Reports on Form 8-K.............................................13

Signatures.............................................................................................14

                          EARTHFIRST TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  ASSETS
                                                                      March 31,
                                                                        2000                  December 31,
                                                                     (unaudited)                  1999
                                                                     ------------             ------------
Current assets:
   Cash                                                              $    584,092             $     72,224
   Accounts receivable                                                     28,969                   19,501
   Inventories                                                            970,462                1,072,280
   Prepaid expenses and other current assets                               79,952                   63,166
                                                                     ------------             ------------
     Total current assets                                               1,663,475                1,227,171

Property and equipment, net                                             1,867,639                1,970,334
Deferred charge, net                                                      248,326                  279,367
Other assets                                                               81,526                   80,668
                                                                     ------------             ------------

                                                                     $  3,860,967             $  3,557,540
                                                                     ============             ============

                                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Notes payable                                                     $    276,063             $    184,063
   Current maturities of notes payable, related parties                   586,215                  719,803
   Current maturities of capital lease obligations                        250,000                  250,733
   Accounts payable                                                     1,262,197                1,149,356
   Accrued expenses                                                     1,011,609                  803,988
   Customer deposits                                                      284,299                  288,148
   Dividends payable                                                       52,500                   39,375
                                                                     ------------             ------------
     Total current liabilities                                          3,722,883                3,435,466

Notes payable, related parties, less current maturities                   352,075                   41,487
Capital lease obligations, less current maturities                        586,215                  622,538
Convertible debentures, net of discount                                   297,968                  750,000
                                                                     ------------             ------------
     Total liabilities                                                  4,959,140                4,849,491
                                                                     ------------             ------------

Commitments and contingencies                                                --                       --

Stockholders' deficit:
   Series A preferred stock, par value $1, 10,000,000
     shares authorized, 750 shares issued and outstanding                     750                      750
   Common stock, par value $.001, 50,000,000
     shares authorized, 36,626,609 (2000) and 33,290,948 (1999)

     shares issued and outstanding                                         36,627                   33,291
   Additional paid-in capital                                          20,010,051               17,988,553
   Accumulated deficit                                                (19,864,415)             (18,046,485)
                                                                     ------------             ------------
                                                                          183,013                  (23,891)
                                                                                              ------------
   Less treasury stock (1,950,000 shares at cost)                      (1,268,060)              (1,268,060)
                                                                     ------------             ------------
     Total stockholders' deficit                                       (1,098,173)              (1,291,951)
                                                                     ------------             ------------
                                                                     $  3,860,967             $  3,557,540
                                                                     ============             ============

                        See Notes to Financial Statements

                         EARTHFIRST TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)

                                                                                                   1999
                                                                         2000                   (restated)
                                                                      ------------             ------------
Revenue                                                               $    160,073             $    250,737

Cost of sales                                                              158,644                  127,860
                                                                      ------------             ------------
Gross profit                                                                 1,429                  122,877

Selling, general and administrative expenses                             1,515,283                1,362,699

Research and development expenses                                          166,813                1,822,851
                                                                      ------------             ------------

Loss from continuing operations before income
   taxes and other items                                                (1,680,667)              (3,062,673)
                                                                      ------------             ------------

Other income (expenses):
   Interest expense                                                       (137,264)                 (92,825)
   Other income                                                               --                      2,236
                                                                      ------------             ------------
                                                                          (137,264)                 (90,589)
                                                                      ------------             ------------

Loss from continuing operations before
   income taxes                                                         (1,817,930)              (3,153,262)

Income taxes                                                                  --                       --
                                                                      ------------             ------------

Loss from continuing operations                                         (1,817,930)              (3,153,262)

Loss from discontinued operations (no applicable
   income taxes)                                                              --                   (255,518)
                                                                      ------------             ------------


Net loss                                                                (1,817,930)              (3,408,780)
Preferred stock dividends                                                  (13,125)                    --
                                                                      ------------             ------------
Net loss attributable to common stockholders                          $( 1,831,055)            $( 3,408,780)
                                                                      ============             ============
Loss per common share attributable to common stockholders:
     Continuing operations                                            $(       .05)            $(       .14)
     Discontinued operations                                                  --                       (.01)
                                                                      ------------             ------------
     Net loss                                                         $(       .05)            $(       .15)
                                                                      ============             ============

Weighted average shares outstanding                                     34,757,123               23,389,512
                                                                      ============             ============

                        See Notes to Financial Statements

                         EARTHFIRST TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                             2000                    1999
                                                                                                   (restated)
                                                                          -----------             -----------
Cash flows from operating activities:
   Net loss                                                               $(1,817,930)            $(3,408,780)

     Net cash used in operating activities:
       Depreciation and amortization                                          166,041                  92,469
       Stock-based compensation                                                94,010               1,965,878
       Interest expenses funded from debt conversion to equity                 73,620                    --
       Amortization of beneficial conversion feature of
         convertible debenture                                                  7,125                  87,500
       Increase (decrease) in cash due to changes in:
         Accounts receivable                                                   (9,468)                 (7,321)
         Inventories                                                          101,818                (223,273)
         Prepaid expenses and other current assets                            (16,786)                (52,224)
         Other assets                                                            (859)                 77,107
         Accounts payable and accrued expenses                                448,719                (893,470)
         Customer deposits                                                     (3,850)                (25,500)
                                                                          -----------             -----------

Net cash used in operating activities                                        (957,560)             (2,387,614)
                                                                          -----------             -----------
Cash flows from investing activities:
   Loans to related parties                                                      --                  (174,954)
   Acquisition of property and equipment                                      (32,305)               (306,748)
                                                                          -----------             -----------
Net cash used in investing activities                                         (32,305)               (481,702)
                                                                          -----------             -----------

Cash flows from financing activities:
   Proceeds from sale of capital stock                                        661,789               2,324,900
   Principal repayments on capital lease obligations                          (37,056)                (39,454)
   Proceeds from convertible debentures                                       700,000                 750,000
   Proceeds from notes payable related party                                  177,000                    --
                                                                          -----------             -----------

Net cash provided by financing activities                                   1,501,733               3,035,446
                                                                          -----------             -----------
Increase in cash                                                              511,868                 166,130
Cash, beginning of period                                                      72,224                 772,080
                                                                          -----------             -----------

Cash, end of period                                                       $   584,092             $   938,210
                                                                          ===========             ===========

                        See Notes to Financial Statements

                         EARTHFIRST TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999


                 SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Cash paid during the period for:

                                                    2000                  1999
                                             ------------------    ------------------
   Interest                                  $        --           $        --
                                             ==================    ==================
   Income taxes                              $        --           $        --
                                             ==================    ==================

      SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

During the three months ended March 31, 2000, we:

- Converted $517,956 of convertible debentures along with accrued interest of $36,257 and interest through the date of conversion of $73,620 by the issuance of 1,0347,784 shares of common stock

- Incurred $42,980 of loan costs through the issuance of 15,441 shares of common stock

During the three months ended March 31, 1999, the Company:

- Incurred $63,900 of loan costs through the issuance of common stock warrants

- Acquired equipment with a cost of $341,200 and $7,514 through capital lease obligations and the issuance of 10,000 shares of common stock, respectively

- Incurred joint venture investment costs of $375,706 through the issuance of 500,000 shares of common stock

                        See Notes to Financial Statements

                          NOTES TO FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES:

         The financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 1999.

         In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented have been included. The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results for a full year.

         Net loss per share was computed based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share is considered to be the same as basic earnings per share since the effect of common stock options and warrants and convertible debentures and preferred stock is anti-dilutive.

         During 1999, we had an operating segment which was discontinued during the third quarter of 1999. Results for the quarter ended March 31, 1999 have been restated to reflect the discontinuance of this segment.

2.     RESTATEMENT:

         As more fully discussed in the Form 10-KSB for the year ended December 31, 1999, we made certain fourth quarter 1999 adjustments which applied, in part, to the financial statements of the first, second and third quarters of 1999 as previously reported. Accordingly the accompanying financial statements for the quarterly period ended March 31, 1999 have been restated to give effect to those adjustments, and net loss and net loss per share as previously reported has been increased by $1,583,691 and $.07, respectively, as follows:

         1) To reflect the reversal of certain 1998 sales (decrease in net loss of $51,134);

         2) To reflect properly stock-based compensation for services and license fees ($1,634,825 increase in net loss);

         3) To reflect the issuance of 500,000 shares of common stock pursuant to a joint venture agreement (no effect on net loss); and

         4) To reclassify research and development expenses from selling, general and administrative expenses to conform with the 2000 presentation (no effect on net loss).

3. MANAGEMENT PLANS REGARDING LIQUIDITY AND CAPITAL RESOURCES:

         We experienced recurring net losses since our inception and, as such, have experienced negative operating cash flows through March 31, 2000. We historically funded these negative operating cash flows with proceeds from sales of common and preferred stock, notes and convertible debentures payable and equipment sale/leaseback transactions. The total amount received from these sources approximated $5,500,000 during 1999, $1,563,000 during the quarter ended March 31, 2000 and $537,000 from April 1 through May 12, 2000. Notwithstanding the proceeds of these financing sources, we had negative working capital of approximately $2,100,000 at March 31, 2000.

         As discussed in Note 9, on May 15, 2000 we acquired 100% of the outstanding stock of Strategic Acquisition Corporation, a Florida corporation, in exchange for 26,500,000 shares of common stock, and, in connection therewith, our management and board of directors have undergone significant changes. Management is currently evaluating our cost structure and expects to make significant cost reductions in the near term. Management expects to achieve certain economies of scale by combining certain of our operations with those of the acquired corporation. Additionally, we expect to have limited short-term access to the positive working capital resources of the acquired corporation. However, there can be no assurance that these efforts will result in positive operating cash flows or restore our working capital to adequate levels. As such, we may continue to require additional equity or debt financing in order to cover our cash requirements and continue as a going concern.

   4.    MAJOR CUSTOMER INFORMATION:

         During the three months ended March 31, 2000, we derived revenues from one customer which aggregated 67% of total revenues.

5.       SEGMENT REPORTING:

         The following summarizes key segment information for 2000:

                                       BORS                                     Tech Development
                                   Manufactured       Contract        Health     /Environmental
                                     Products       Manufacturing      Care        Solutions       Corporate    Consolidated
                                   ------------     -------------      ----      --------------    ---------    ------------
       Revenue from external
       customers                      $ 126,945         $ 33,128         -0-                                      $ 160,073

       Cost of sales                    117,660           40,984         -0-                                        158,644

       Gross profit                       9,285         ( 7,856)         -0-                                          1,429

       Research & Development
                                                                                       166,813                      166,813

       Segment Assets                   839,227        1,686,910     155,875           314,453      864,502       3,860,967

        The following summarizes key segment information for 1999:

                                       BORS                                      Tech Development
                                   Manufactured       Contract        Health      /Environmental
                                     Products       Manufacturing      Care         Solutions      Corporate    Consolidated
                                   ------------     -------------      ----      --------------    ---------    ------------
       Revenue from external
       customers                       $-0-           $ 142,573      $108,164                                     $ 250,737

       Cost of sales                    -0-              17,763       110,097                                       127,860

       Gross profit                     -0-             124,810       (1,933)                                       122,877

       Research & Development
                                                                                     1,822,851                    1,822,851

6.   NOTES PAYABLE:

       At March 31, 2000, $92,000 in trade payables was converted into a short-term note. The short-term note payable is unsecured and bears interest at 8%. The note is payable in monthly installments of $10,000 through December 2000. We also raised $177,000 from short-term related party borrowings during the quarter ended March 31, 2000.

7.   STOCKHOLDERS' DEFICIT:

       Conversion of convertible debentures to equity/additional convertible debt:

       During January and March 2000, the investor in our $750,000 Series 1999-A 8% convertible notes elected to convert an aggregate of $517,956 of the notes and accrued interest into 1,037,781 shares of our common stock. Additionally, during March 2000, the investor loaned us an additional $700,000 through the purchase of the second installment of the 8% convertible notes. In connection therewith, we granted the investor additional warrants to purchase 75,000 shares of common stock under terms similar to those granted in 1999. The $700,000 of convertible notes contain a beneficial conversion feature which has been recognized as a discount on the notes in the amount of $641,200. The discount will be amortized to interest expense over a three- month period commencing April 1, 2000.

       Stock options and stock grants:

       In January 2000, we granted 700,000 common stock options to key employees and 1,400,000 common stock options to an officer/employee. These three-year options are exercisable at $.34 per share (the stock price at the grant date) and vest immediately.

       Additionally, 60,000 shares of our common stock were issued to an officer/employee as additional compensation ($19,800 for the quarter ended March 31, 2000). The options were granted at the market price at the date of the grant. Accordingly, no compensation expense was recognized in the financial statements for these options. Had the accounting provisions of FAS 123 been adopted, compensation of approximately $277,000 would have been recorded for the three months ended March 31, 2000 based on the Black-Scholes option pricing model, and net loss attributable to common stockholders and net loss per share for the quarter would have been ($2,108,855) and ($.06), respectively.

       Options outstanding at beginning of period               1,950,000
       Granted during the period                                2,100,000
                                                                ---------
       Outstanding and exercisable at March 31, 2000            4,050,000
                                                                =========

       Weighted average remaining life                          33 Months
       Weighted average exercise price                          $     .71

       Common stock warrants:

       The following table summarizes information for stock warrants outstanding and exercisable at March 31, 2000.

                               Warrants Outstanding and Exercisable
       ----------------------------------------------------------------------------------
            Range of                               Weighted Avg.         Weighted Avg.
             Prices              Number           Remaining Life        Exercise Price
       -----------------        --------------   -------------------   ------------------
       $       2.34-2.40               218,750             39 months   $             2.38
       $             .70                25,000             28 months                  .70
       $             .40             3,800,000             55 months                  .40
       -----------------        --------------   -------------------   ------------------

       Outstanding 1/1/00            4,043,750             54 months                  .51

       Issued in 2000                  325,000             41 months                  .85
                                --------------                         ------------------

       Outstanding 03/00             4,368,750             53 months   $              .53
                                ==============                         ------------------

       No warrants were exercised during the three months ended March 31, 2000.

       Stock-based compensation recorded for warrants issued during the quarter ended March 31, 2000 aggregated $31,230.

       The fair value of the options and the warrants granted in 2000 were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

          Expected life of options                     2-3 years
          Risk free interest rate                      5.458%
          Expected volatility                          50%
          Expected dividend yield                      0%

8.   COMMITMENTS AND CONTINGENCIES:

       SEC Enforcement Inquiry:

         On November 19, 1999, we were notified that the Securities and Exchange Commission was conducting an informal inquiry in connection with matters relating to the Company's restatement of financial results. The Commission has requested that we provide them with certain documents concerning the previous revision of its financial results and financial reporting documents. The Commission indicated that its inquiry should not be construed as any indication that any violation of law has occurred, nor as an adverse reflection upon any person, entity or security. We are cooperating with the Commission in connection with this inquiry and its outcome cannot be determined at this time.

9.     SUBSEQUENT EVENTS:

       Sales of common stock, proceeds from related party notes payable and conversion of related party debt to equity:

       From April 1 through May 12, 2000, we generated net proceeds of approximately $412,000 from the sale of common stock (private placements of unregistered stock at an average of $.33 per share) and $125,000 from additional related party borrowings. Furthermore, on April 24, 2000 related party debt aggregating $334,000 at March 31, 2000 was converted into 1,336,000 shares of common stock.

       Conversion of preferred stock:

       During April 2000, the holder of our Series A Preferred Stock converted 100 shares of the preferred stock ($100,000 stated value) into 357,143 shares of common stock.

       Business Acquisition

         On May 15, 2000, we executed an Acquisition and Stock Exchange Agreement with certain individuals pursuant to which we agreed to exchange an aggregate of 26,500,000 shares of our Common Stock for all of the capital stock of Strategic Acquisition Corporation, a Florida corporation. Upon closing of the transactions contemplated by this Agreement, Strategic became our wholly-owned subsidiary. Pursuant to the Agreement, all members of our Board of Directors resigned, with the exception of Phillip M. Rappa. The Agreement provides for the appointment of John Stanton as a director. The Agreement also provides that the newly constituted Board appoint John Stanton to serve as our Chief Executive Officer, Leon H. Toups to serve as our Executive Vice President for Research and Development and Phillip
       M. Rappa to serve as our Chief Operating Officer. A Chief Financial Officer will be appointed in the future. The effect of this business acquisition on our financial statements, including the pro forma effects of the acquisition, has not yet been determined.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

       The following discussion and analysis provides information which we believe is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our audited consolidated financial statements and notes thereto.

         During the three months ended March 31, 2000 revenues were principally generated by sales of the BORS Lift system ($127,000). Sales in our Manufactured Products contract manufacturing and Health Care divisions were limited due to cash flow requirements and our limited resources in general, and our change in management and transition to internet services with respect to Health Care. We are in end-stage commercialization of our MagneGas product and are continuing to develop our Starved Air Combustor, GWE and Tunnel Bat products. No revenues have been derived from these products to date. Although we believe that sales of MagneGas will contribute to our revenues in the near future, there can be no assurances that revenues will be generated during fiscal 2000 without further development.


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

         Net sales decreased approximately 36% for the three months ended March 31, 2000 to $160,073, as compared to $250,737 for the comparable three months ended March 31, 1999. Sales for the comparable period in 1999 were principally in the contract manufacturing segment. Revenues in the three months ended March 31, 2000 were from sales of BORS Lifts which had been previously manufactured and required minimal cash resources to get to market.

         The cost of sales for the three months ended March 31, 2000 represented 98% of net sales, or $158,644, compared to 51% of net sales, or $127,860, for the three months ended March 31, 1999. The decline is attributable to the inventory retrofit and design modification work associated with the sale of BORS Lift units which was required for units sold in early 2000. The 1999 cost of sales includes costs incurred in the contract manufacturing segment for which gross profits vary by contract.

         Operating, general and administrative expenses increased in the three months ended March 31, 2000 to $1,515,283, or 947% of sales, compared to $1,362,699, or 543% of sales, in the three months ended March 31, 1999. The amounts are comparable on a year-to-year basis.

Expenses are attributable to high operating costs to support our technology development, new product introductions and future business expansion. These costs include legal and accounting fees that were not incurred during the comparable period in 1999. Our direct research and development expenses declined from $1,822,851 in the three months ended March 31, 1999 to $166,813 in the three months ended March 31, 2000 or a 91% decrease. We attribute the decline to non-cash charges relating to research-related stock-based compensation and licensing agreements in the three months ended March 31, 1999, which did not occur in the comparable period in 2000. Total stock-based compensation related to research and development in the three months ended March 31, 2000 was $31,230 as compared to $1,672,070 in the three months ended March 31, 1999. In addition to fewer stock and warrant grants in 2000, the decline is also partially a result of the decline in the values assigned. Stock-based compensation is valued based on the prices of recent stock issued. The average price per share of stock sold pursuant to private placements declined from $.75 per share in the three months ended March 31, 1999 to $.33 in the three months ended March 31, 2000.

         Interest expense was up from $92,825 during the three months ended March 31, 1999 to $137,264 during the three months ended March 31, 2000 due to higher levels of borrowing during the periods, primarily from the convertible debentures. Of the $92,825 in interest expense in 1999, $87,500 was attributable to a beneficial conversion feature for the convertible debentures.

LIQUIDITY AND CAPITAL RESOURCES

         We have experienced recurring net losses since our inception and, as such, have experienced negative operating cash flows through March 31, 2000. We historically funded these negative operating cash flows with proceeds from sales of common and preferred stock, notes and convertible debentures payable and equipment sale/leaseback transactions. The total amount received from these sources approximated $2,100,000 during the quarter ended March 31, 2000 and $537,000 from April 1 through May 12, 2000. Notwithstanding the proceeds of these financing sources, we had negative working capital of approximately $2,100,000 at March 31, 2000.

         On May 15, 2000 we acquired 100% of the outstanding stock of Strategic Acqisition Corporation, a Florida corporation, in exchange for 26,500,000 shares of common stock, and, in connection therewith, our management and board of directors have undergone significant changes. Management is currently evaluating our cost structure and expects to make significant cost reductions in the near term. Additionally, management expects to achieve certain economies of scale by combining certain of our operations with those of the acquired corporation. Additionally, we expect to have limited short-term access to the positive working capital resources of the acquired corporation. However, there can be no assurance that these efforts will result in positive operating cash flows or restore our working capital to adequate levels. As such, we may continue to require additional equity or debt financing in order to cover our cash requirements and continue as a going concern.

NOTE ON FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT ON FORM 10-QSB, UNDER THE SECTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION," RELATE TO FUTURE EVENTS AND EXPECTATIONS AND AS SUCH CONSTITUTE "FORWARD-LOOKING STATEMENTS," WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS" AND SIMILAR EXPRESSIONS IN THIS REPORT ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS AND TO VARY SIGNIFICANTLY FROM REPORTING PERIOD TO REPORTING PERIOD.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         Exhibit 27 - Financial Data Schedule

         (b)      Reports on Form 8-K

         On February 15, 2000, we filed a Form 8-K to report that, on January 5, 2000, Harper, Van Scoik & Company, LLP, the independent accountant who was previously engaged as the principal accountant to audit our financial statements, resigned. On March 22, 2000, we filed a Form 8-K/A which included a letter dated March 2, 2000 from Harper in which the firm stated that it had no disagreement with the disclosures contained in the Form 8-K filed on February 15, 2000.

         On February 29, 2000, we filed a Form 8-K to report that we retained the services of Aidman, Piser & Company, P.A. to audit our financial statements.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        EARTHFIRST TECHNOLOGIES, INC.
                                        (Registrant)



Date: May 22, 2000
                                        By:/s/ John Stanton
                                        John Stanton, President and Chief
                                        Executive Officer