Form 10QSB
period 2000-06-30
EARTHFIRST TECHNOLOGIES INC
filed 2000-08-21
CIK 1056748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended - June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                 to
                               ----------------  ------------------

                         Commission File Number 0-18299
                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                      -------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Florida                            59-3462501
------------------------------------           ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

             7887 Bryan Dairy Road, Suite 105, Largo, Florida 33777
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (727) 548-0918
                                 --------------
                           (Issuer's telephone number)


                 ----------------------------------------------
                 (Former name, former address and former fiscal
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 18, 2000: 71,667,104 shares $ .001 par value common stock.

Transitional Small Business Disclosure Format  (check one)  Yes [ ]  No [X]

                                   FORM 10-QSB

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                    (F/K/A TOUPS TECHNOLOGY LICENSING, INC)

                                TABLE OF CONTENTS

                                                                                             PAGE
PART I.                             Financial Information
Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets as of June 30, 2000
         (Unaudited) and December 31, 1999......................................................2

         Condensed Consolidated Statements of Operations for the
         three and six months ended June 30, 2000 and 1999 (Unaudited)..........................3

         Condensed  Consolidated  Statement of Stockholders' Equity for the six months ended
         June 30, 2000 (unaudited)..............................................................4

         Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999 (Unaudited)..............................................5-6

         Notes to Condensed Consolidated Financial Statements...................................7

         Item 2 - Management's Discussion and Analysis or Plan of Operation....................20

PART II. Other Information

         Item 2. Changes in Securities and Use of Proceeds

         Item 6. Exhibits and Reports on Form 8-K..............................................21

Signatures.....................................................................................22

PART I - FINANCIAL INFORMATION

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                    (F/K/A TOUPS TECHNOLOGY LICENSING, INC)
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                               June 30,
                                                                                 2000       December 31,
                                                                             (unaudited)        1999
                                                                             ------------    -----------
Current assets:
   Cash                                                                      $   203,372     $    72,224
   Accounts receivable                                                         2,087,240          19,501
   Inventories                                                                   206,809       1,072,280
   Prepaid expenses and other current assets                                           -          63,166
   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                                       358,030               -
                                                                             ------------    ------------
     Total current assets                                                      2,855,451       1,227,171

Property and equipment, net                                                    2,629,123       1,970,334
Deferred charge, net                                                                   -         279,367
Goodwill, net                                                                  4,455,071               -
Other assets                                                                      40,799          80,668
                                                                             ------------    ------------

                                                                             $ 9,980,444     $ 3,557,540
                                                                             ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Notes payable                                                             $    74,174     $   184,063
   Due to related parties                                                      1,819,021         719,803
   Current maturities of long-term debt                                          913,950         250,733
   Accounts payable                                                            3,255,203       1,149,356
   Accrued expenses                                                            1,019,393         803,988
   Customer deposits                                                              74,402         288,148
   Dividends payable                                                              59,780          39,375
   Billings in excess of costs and estimated earnings on
     uncompleted contracts                                                       132,545               -
                                                                             ------------    ------------
     Total current liabilities                                                 7,348,468       3,435,466

Notes payable, related parties, less current maturities                                -          41,487
Long-term debt, less current maturities                                          983,205         622,538
Convertible debentures, net of discount                                          932,044         750,000
                                                                             ------------    ------------
     Total liabilities                                                         9,263,717       4,849,491
                                                                             ------------    ------------

Commitments and contingencies                                                          -               -

Stockholders' equity (deficit):
   Series A preferred stock, par value $1, 10,000,000
     shares authorized (A)                                                           596             750
   Common stock, 100,000,000 shares authorized, 69,983,604
     (2000) and 33,290,948  (1999) shares issued (B)                               6,998          33,291
   Additional paid-in capital                                                 27,045,453      17,988,553
   Accumulated deficit                                                       (25,068,260)    (18,046,485)
                                                                             ------------    ------------
                                                                               1,984,787     (    23,891)
                                                                                                       -
   Less treasury stock (1,950,000 shares of common stock at cost)            ( 1,268,060)    ( 1,268,060)
                                                                             ------------    -----------
     Total stockholders' equity (deficit)                                        716,727     ( 1,291,951)
                                                                             ------------    ------------
                                                                             $ 9,980,444     $ 3,557,540
                                                                             ============    ============

(A) 596 and 750 shares issued and outstanding in 2000 and 1999, respectively
(B) Par value 2000, $.0001; par value 1999, $.001

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                    (F/K/A TOUPS TECHNOLOGY LICENSING, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                   Three Months Ended June 30,                Six Months Ended June 30,
                                            ----------------------------------         --------------------------------
                                                                       1999                                     1999
                                                    2000            (Restated)                2000           (Restated)
                                             -----------------  ------------------     -----------------  -------------
Revenue                                      $      1,591,380   $               -      $      1,591,380   $            -

Cost of sales                                       1,332,754                   -             1,332,754                -
                                             -----------------  ------------------     -----------------  ---------------
Gross profit                                          258,626                   -               258,626                -

Selling, general and administrative
   expenses                                         1,505,861             141,250             1,505,861          252,500
Research and development expenses                     197,234             425,751               364,047        2,248,602
                                             -----------------  ------------------     -----------------  ---------------

Income (loss) from continuing
   operations before income taxes and
   other items                               (      1,444,469)  (         567,001)     (      1,611,282)  (    2,501,102)
                                             -----------------  ------------------     -----------------  ---------------

Other income (expenses):
   Interest expense                          (        718,496)  (         105,325)     (        855,760)  (      198,150)
   Write off of investment in joint
     venture                                                -   (         375,706)                    -   (      375,706)
   Other income                                        19,499               1,044                19,499            3,301
                                             -----------------  ------------------     -----------------  ---------------
                                             (        698,997)  (         479,987)     (        836,261)  (      570,555)
                                             -----------------  ------------------     -----------------  ---------------

Loss from continuing operations              (      2,143,466)  (       1,046,988)     (      2,447,543)  (   3,071,657)

Discontinued operations:
   Loss from discontinued operations
     (no applicable income taxes)            (      1,062,152)  (       1,516,452)     (      2,576,005)  (    2,900,563)
   Loss on disposal of business
     segments (no applicable income
     taxes)                                  (      2,062,711)                  -      (      2,062,711)               -
                                             -----------------  ------------------      ----------------  ---------------

Loss before extraordinary item               (      5,268,329)  (       2,563,440)     (      7,086,259)  (    5,972,220)

Extraordinary gain on
   extinguishment of debt (no
   applicable income taxes)                            84,889                   -                84,889                -
                                             -----------------  ------------------     -----------------  ---------------

Net loss                                     (      5,183,440)  (       2,563,440)     (      7,001,370)  (   5,972,220)
Preferred stock dividends                    (          7,280)  (         150,000)     (         20,405)  (      150,000)
                                             -----------------  ------------------     -----------------  ---------------
Net loss attributable to common
   stockholders                              ($     5,190,720)  ($      2,713,440)     ($     7,021,775)  ($   6,122,220)
                                             =================  ==================     =================  ===============
Loss per common share
   attributable to common stockholders:
     Continuing operations                   ($           .04)  ($            .04)     ($           .06)  ($        .12)
     Discontinued operations                 (            .06)  (             .06)     (            .10)  (          .11)
                                             -----------------  ------------------     -----------------  ---------------
     Net loss                                ($           .10)  ($            .10)     ($           .16)  ($         .23)
                                             =================  ==================     =================  ===============
Weighted average shares outstanding                53,383,003          28,127,763            44,070,063       27,021,256
                                             =================  ==================     =================  ===============

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                    (F/K/A TOUPS TECHNOLOGY LICENSING, INC.)
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (Unaudited)

                                       Preferred Series A                    Additional
                                           7% Conv      Common                Paid-in      Accumulated    Treasury
                                       Shares  Amount   Shares     Amount     Capital        Deficit       Stock           Total
------------------------------------------------------------------------------------------------------------------------------------
Balances, January 1, 2000                750   $ 750  33,290,948 $ 33,291  $ 17,988,553  $ (18,046,485) $ (1,268,060)  $ (1,291,951)
Warrants issued in connection with:
  Loan costs                                                                     38,347                                      38,347
  Stock based compensation                                                       31,230                                      31,230
Options issued to employees                                                      56,000                                      56,000
Common stock issued for cash, net
  of stock offering costs ($13,125)                    4,380,243    4,380     1,285,530                                   1,289,910
Stock issued for services:
  Employees and consultants                              710,000      710       181,590                                     182,300
  Loan costs                                              15,441       15         4,618                                       4,633
  For legal services                                   1,600,000    1,600       398,400                                     400,000
  In connection with segment disposal
    and warranty assumption                              500,000      500       124,500                                     125,000
Conversion of debt to equity                           2,373,784    2,374       959,459                                     961,833
Preferred stock dividends                                                                      (20,405)                     (20,405)
Convertible debenture beneficial
  conversion feature (interest expense)                                         641,200                                     641,200
Conversion of preferred to common       (154)   (154)    613,188      613          (459)                                          -
Acquisition of SAC                                    26,500,000   26,500     5,273,500                                   5,300,000
Net loss six months ended June 30                                                           (7,001,370)                  (7,001,370)
Change in par value                                               (62,985)       62,985                                           -
                                        -------------------------------------------------------------------------------------------
Balances, June 30, 2000                  596  $  596  69,983,604  $ 6,998  $ 27,045,453  $ (25,068,260) $ (1,268,060)     $ 716,727
                                        ===========================================================================================

            See notes to condensed consolidated financial statements

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                    (F/K/A TOUPS TECHNOLOGY LICENSING, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)
                                      1999

                                                                       2000       (restated)
                                                                   ------------   -----------
Cash flows from operating activities:
   Net loss                                                        ($7,001,370)   ($5,972,220)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation and amortization                                 221,653        205,033
         Extraordinary gain in extinguishment of debt              (    84,889)             -
         Write-down of assets in connection with discontinued
           operations                                                2,020,694              -
         Stock-based compensation                                      838,160      2,240,848
         Interest expenses funded from debt conversion to equity        73,620              -
         Amortization of beneficial conversion feature of
           convertible debenture                                       641,200        187,500
         Write-off of investment in joint venture                            -        375,705
         Increase (decrease) in cash due to changes in:
           Current assets                                          (   440,044)   (   147,318)
           Current liabilities                                       2,051,762    (   442,652)
                                                                   ------------   ------------
Net cash used in operating activities                              ( 1,679,214)   ( 3,553,104)
                                                                   ------------   ------------

Cash flows from investing activities:
   Cash acquired in business acquisition                               517,203              -
   Loans to related parties                                                  -    (    87,826)
   Acquisition of property and equipment                           (   388,620)   (   457,432)
                                                                   ------------   ------------
Net cash provided by (used in) investing activities                    128,583    (   545,258)
                                                                   ------------   ------------

Cash flows from financing activities:
   Proceeds from sale of capital stock                               1,289,910      2,582,900
   Principal repayments on long-term debt                          (   149,022)   (    58,028)
   Proceeds from convertible debentures                                700,000        750,000
   Proceeds from (repayment of) related party advances             (   159,109)        65,000
                                                                   ------------   ------------

Net cash provided by (used in) financing activities                  1,681,779      3,339,872
                                                                   ------------   ------------
Increase (decrease) in cash                                            131,148    (   758,490)
Cash, beginning of period                                               72,224        772,080
                                                                   ------------   ------------

Cash, end of period                                                $   203,372    $    13,590
                                                                   ============   ============

            See notes to condensed consolidated financial statements

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                    (F/K/A TOUPS TECHNOLOGY LICENSING, INC.)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999


                 Supplemental schedule of cash flow information

Cash paid during the period for:
                                          2000                  1999
                                   ------------------    -----------
   Interest                        $            5,000    $               -
                                   ==================    ==================
   Income taxes                    $               -     $               -
                                   ==================    ==================

      Supplemental schedule of non-cash financing and investing activities

During the six months ended June 30, 2000, the Company:

o Acquired 100% of the outstanding stock of SAC in exchange for the issuance of 26,500,000 shares of common stock in a transaction valued at $5,300,000
o Converted $517,956 of convertible debentures along with accrued interest of $109,877 to 1,037,784 shares of common stock
o Incurred $42,980 of loan costs in connection with the issuance of a convertible debenture through the issuance of 15,441 shares of common stock and 75,000 warrants
o Converted 154 shares of preferred shares to 613,188 shares of common stock o Converted $334,000 of related party debt to 1,336,000 shares of common stock

During the six months ended June 30, 1999, the Company:

o   Incurred $63,900 of loan costs through the issuance of common stock warrants
o Acquired equipment with a cost of $341,200 and $7,514 through capital lease obligations and the issuance of 10,000 shares of common stock, respectively
o Incurred joint venture investment costs of $375,706 through the issuance of 500,000 shares of common stock

            See notes to condensed consolidated financial statements

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                    (F/K/A TOUPS TECHNOLOGY LICENSING, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Accounting policies, basis of presentation, and nature of business:

         The interim financial statements of EarthFirst Technologies, Inc. (the "Company") which are included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods, and all such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the audited financial statements for the two years ended December 31, 1999 included in the Company's Annual Report on Form 10-KSB for the year then ended. The report of the Company independent auditors for the year ended December 31, 1999 contains an explanatory paragraph as to the substantial doubt of the Company's ability to continue as a going concern. No adjustments have been made to the accompanying financial statements to give effect to this uncertainty. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations for a full fiscal year.

         The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.

         Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities (Common Stock options and Warrants). For the three and six months ended June 30, 2000 and 1999 potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

         During the third quarter of 1999, an operating segment was discontinued. Results for the three and six months ended June 30, 1999 have been restated to reflect the discontinuance of this segment. As discussed further in Note 5, during the second quarter of 2000, the Company discontinued operations in three other business segments. Results for the prior periods have been restated to reflect the discontinuance of these segments.

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                    (F/K/A TOUPS TECHNOLOGY LICENSING, INC)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Accounting policies, basis of presentation, and nature of business
         (continued):

         Nature of business:

         EarthFirst Technologies, Incorporated ("EarthFirst" or the "Company"), formerly known as Toups Technology Licensing, Incorporated, a Florida corporation, was formed on July 28, 1997, and commenced operations on November 1, 1997 to facilitate market applications through the licensing of late-stage technologies.

         Prior to May 15, 2000, the Company had four separate operating segments. These segments were 1) Technology Development for Environmental Solutions and Alternative Fuels, 2) Manufacture and sale of the Balanced Oil Recovery System ("BORS") Lift, 3) Contract Manufacturing, and 4) Sales of medical equipment (the "HealthCare Division").

         On May 15, 2000, the Company entered into an acquisition agreement (the "Agreement") with the shareholders of Strategic Acquisition Corporation ("SAC") pursuant to which the Company exchanged 26,500,000 shares of its common stock for all of the issued and outstanding shares of SAC (see Note 2). Pursuant to the Agreement, all of the Company's officers and the members of the Company's Board of Directors resigned, with the exception of Phillip M. Rappa. John D. Stanton, Chairman of the Board and Chief Executive Officer of SAC, was appointed to the Company's Board as Chairman. Mr. Stanton also assumed the duties of the President and Chief Executive Officer of EarthFirst. Upon consummation of the Acquisition, new management determined that the Company should focus its efforts and resources on the development of the technologies related to environmental solutions and alternative fuels. Accordingly, the Environmental Solutions and Alternative Fuels Division is the only pre-May 15, 2000 continuing business segment of the Company.

         The primary technological process under development in the Environmental Solutions and Alternative Fuels segment is the Plasma Arc Flow (TM) Reactor. This process creates an alternative fuel called MagneGas.

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                    (F/K/A TOUPS TECHNOLOGY LICENSING, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Accounting policies, basis of presentation, and nature of business
         (continued):

         Nature of business (continued):

         SAC has two business segments which include 1) demolition and recycling and 2) government contracting. In its demolition operations, SAC enters into fixed-price contracts to demolish structures such as buildings and bridges. Services are rendered primarily within the State of Florida.

         In its recycling operations, SAC operates scrap yards at locations in Gibsonton and Brooksville, Florida. SAC acquires scrap metal and other items from unrelated parties and from its demolition business. Scrap acquired is processed ultimately for resale to mills.

         In its government contracting segment, SAC enters into contractual arrangements primarily with the federal government to procure various products. SAC acquired the business operations for the government contracting segment on May 15, 2000, from an entity related to SAC in contemplation of the Agreement.

2.       Business combination:

         As discussed in Note 1, on May 15, 2000 the Company acquired 100% of the outstanding stock of SAC in exchange for the issuance of 26,500,000 shares of the Company's common stock in a transaction accounted for as a purchase. Accordingly, the results of operations of SAC are included in the accompanying financial statements from May 15 through June 30, 2000. The $5,300,000 recorded cost of this acquisition was based upon the estimated fair value of the common stock issued. Goodwill of $4,510,683 resulting from this acquisition will be amortized over ten years using the straight-line method.

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                    (F/K/A TOUPS TECHNOLOGY LICENSING, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.       Business combination (continued):

         Pro-forma results of operations for the three and six months ended June 30, 2000 and 1999 as though SAC and its predecessors had been acquired at January 1, 1999 are as follows:

                                  Three Months Ended June 30,   Six Months Ended June 30,
                                  ---------------------------   -------------------------
                                    2000             1999          2000          1999
                                  ----------      ----------    ----------    ----------
         Revenues                 $2,443,361      $2,693,433    $4,167,433    $5,206,732
         Loss before
           extraordinary items   ($5,366,671)    ($3,164,495)  ($7,394,084)  ($7,041,811)

         Net loss                ($5,281,782)    ($3,164,495)  ($7,309,195)  ($7,041,811)

         Net loss per share      ($      .08)    ($      .06)  ($      .11)  ($      .13)

3.       Restatement:

         As more fully discussed in the Form 10-KSB for the year ended December 31, 1999, certain adjustments were made in the fourth quarter, 1999 which applied, in part, to the financial statements of the first, second and third quarters of 1999 as previously reported. Accordingly the accompanying financial statements for the periods ended June 30, 1999 have been restated to give effect to those adjustments as follows:

                                                         Increase (decrease) net income as
                                                                previously reported
                                                --------------------------------------------------
                                                    Three Months Ended          Six Months Ended
                                                       June 30, 1999              June 30, 1999
                                                --------------------------     -------------------
         Reverse licensing fee revenue
           recognized                                  ($4,125,000)                ($4,125,000)

         Write-off investment in joint venture         (   375,706)                (   375,706)

         Properly record stock-based
           compensation                                     726,936                (   907,889)

         Other                                         (    46,691)                      4,443
                                                       ------------                ------------
                                                       ($3,820,461)                ($5,404,152)
                                                       ============                ============

         Decrease in net income per share
           previously reported                         ($      .14)                ($      .20)
                                                       ============                ============

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                    (F/K/A TOUPS TECHNOLOGY LICENSING, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.       Management plans regarding liquidity and capital resources:

         The Company has experienced recurring net losses since its inception and, as such, experienced negative operating cash flows through June 30, 2000. Historically, negative operating cash flows have been funded with proceeds from sales of common and preferred stock, notes and convertible debentures payable and equipment sale/leaseback transactions. The total amount received from these sources approximated $5,500,000 during 1999, $2,000,000 during the six months ended June 30, 2000 and $500,000 from July 1 through August 15, 2000. Notwithstanding the proceeds of these financing sources, the Company had negative working capital of approximately $4,500,000 at June 30, 2000.

         During the second quarter of 2000, the Company made significant changes in its operations including discontinuing three of its four previously existing business segments in order to reduce cash outflows and reduce outstanding debt. Management has refocused the attention of the Company on developing the technologies owned or licensed in the alternative fuel industry. These technologies are currently in the research and development stage and consequently are not producing any revenue. As such, the Company will continue to require additional equity or debt financing in order to provide its cash requirements and continue as a going concern. Additional expenditures will be required to further develop these technologies and there can be no assurance that these technologies will ultimately yield any commercially viable processes or products.

         During the quarter ended June 30, 2000, the Company acquired SAC, an entity engaged in the demolition and recycling business and in government contracting.

         The demolition and recycling operations are consistent with the Company's focus on the development of its environmentally friendly technologies. The first commercial use of MagneGas was as a cutting gas in demolition and scrap processing. MagneGas has qualities which show promise as an effective fuel in such industrial uses.

         The Company is currently undertaking activities intended to return the demolition and recycling operations to profitability since the acquisition, an affiliate of SAC has provided short term funding for the Company's research and development activities for the alternative fuels technologies and may be required to continued to do so in the future. There can be no assurances that the Company will be successful in these efforts.

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                    (F/K/A TOUPS TECHNOLOGY LICENSING, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.       Discontinued operations:

         Contract Manufacturing:

         Contemporaneous with entering into the Agreement (see Note 1), new management decided to discontinue the contract manufacturing operations previously conducted by the Company. The Company is actively engaged in liquidating the assets used in this segment and using the proceeds to settle or reduce the liabilities associated with these operations. An auction is planned for late August 2000 at which time substantially all of the machinery and equipment used in this operation, subject to the approval of any creditor with a secured interest in such property, will be offered for sale. Machinery and equipment associated with this segment are reflected on the June 30, 2000 balance sheet at their estimated realizable value.

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                    (F/K/A TOUPS TECHNOLOGY LICENSING, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.       Discontinued operations (continued):

         Healthcare:

         New management has also decided to suspend activity in the Health Care business segment so that the Company can focus its resources on developing alternative fuel technologies. Machinery and equipment used in this operation was disposed of or offered for sale.

         BORS:

         Finally new management decided to dispose of its technology rights to the BORS Lift to repay debt and focus on alternative fuel technology. Accordingly, on June 16, 2000, a Technology Assignment and Royalty Agreement (the "BORS Agreement") was entered into by and among EarthFirst, its wholly-owned subsidiary, Ennotech, Inc., (collectively referred to as the "Company") and BORS International L.L.C. ("BIL"). Under the BORS Agreement, the Company transferred its rights to the "BORS Lift" technology for lifting oil from shallow wells to BIL. In addition, the Company sold its BORS Lift inventory, equipment, and tooling for a purchase price of $324,921.

         As part of the BORS Agreement, BIL assumed all actual or implied warranty and service obligations of the Company in connection with all BORS Lift units and related equipment services previously provided by the Company to any customer. In consideration of this assumption, BIL received 500,000 shares of the Company's unregistered common stock.

         In addition to the BORS Agreement, the parties also entered into a Royalty Agreement under which BIL agreed to pay the Company an amount equal to 2% of the collected gross revenues, as defined, of BIL on a monthly basis.

         As part of the Royalty Agreement, as an incentive to BIL to maximize its collected gross revenues, EarthFirst agreed to issue options to BIL which will be granted upon the occurrence of certain performance standards and which may be exercised during certain time limits. Upon BIL's achieving $10,000,000 in collected gross revenues by December 31, 2001, the Company shall grant BIL options to acquire 833,333 shares of the Company's common stock at an excercise price of $.30 per share. In addition, upon BIL's achieving $20,000,000 in collected gross revenues between January 1, 2002 and December 31, 2002, the Company shall grant BIL

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                    (F/K/A TOUPS TECHNOLOGY LICENSING, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.       Discontinued operations (continued):

         BORS (continued):

         options to acquire 833,333 shares of the Company's common stock at an exercise price of $.40 per share. In addition, upon BIL's achieving $40,000,000 in collected gross revenues between January 1, 2003 and December 31, 2003, the Company shall grant BIL options to acquire 833,333 shares of the Company's common stock at an excercise price of $.50 per share. In lieu of achieving the collected gross revenue targets, BIL will be granted the options upon paying the Company an amount equal to the royalty due had the gross collected revenue target for the period been reached.

         The Royalty Agreement provides that, at any time after 42 months from entering into the agreement, BIL can satisfy and terminate all future royalties due under the Royalty Agreement by making a cash payment equal to 300% of the total royalty payments received by the Company in the prior 12 months. The parties agreed that this termination payment, when added to all prior monthly royalty payments, must total at least $3,000,000.

         Additional information with respect to discontinued operations is as follows:

                                        Segment of Business Discontinued
                                      -----------------------------------
                                                    Contract      Health
                                       BORS      Manufacturing     Care
                                      -------    -------------    -------
Measurement date                      5-16-00       5-15-00       5-15-00

Loss from operations from
  measurement date to June 30, 2000         -      $ 83,073             -

Proceeds from disposal received
  through June 30, 2000              $375,000      $125,000             -

Expected or actual disposal date      6-16-00        9-1-00        9-1-00

Manner of disposal                    sold          auction        closed

Assets (equipment) remaining on
June 30, 2000 balance sheet                 -      $350,000             -


6.       Major customer information:

         During the six months ended June 30, 2000, the Company derived revenues from one customer which aggregated 37% of total revenues.

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                    (F/K/A TOUPS TECHNOLOGY LICENSING, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.       Segment reporting:

         The following summarizes key segment information for the six months ended June 30, 2000:

                                 Alternative
                                    Fuels/
                                Environmental    Demolition        Government
                                  Solutions     & Recycling       Contracting      Corporate      Consolidated
       Revenue from
       external customers        $      -0-      $  997,306        $  594,074    $1,591,380        $      -0-

       Cost of sales                    -0-         800,283           532,471           -0-         1,332,754

       Gross profit                     -0-         197,023            61,603           -0-           258,626

       Research &
       Development                  364,047             -0-               -0-           -0-           364,047

       Segment Assets                50,000       4,624,463         4,139,894       816,087         9,980,444
                                                                                    350,000

        The following summarizes key segment information for the six months ended June 30, 1999:

                                 Alternative
                                    Fuels/
                                Environmental    Demolition        Government
                                  Solutions     & Recycling       Contracting      Corporate      Consolidated
       Revenue from external
       customers                 $      -0-      $      -0-        $      -0-    $      -0-        $      -0-

       Cost of sales                    -0-             -0-               -0-           -0-               -0-

       Gross profit                     -0-             -0-               -0-           -0-               -0-

       Research & Development
                                  2,248,602             -0-               -0-           -0-         2,248,602

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                    (F/K/A TOUPS TECHNOLOGY LICENSING, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.       Related party debt:

         Related party debt consists primarily of short-term advances made by an affiliate to fund operating deficits.

9.       Long-term debt:

         The Company has additional long-term debt obligations of SAC totaling $868,678 as of June 30, 2000. These obligations are owed to a bank and several financing companies and are secured by personal property. These obligations are payable in aggregate monthly installments of approximately $36,000 maturing through June 2004.

         Future maturities of long-term debt are as follows:

         Year ending June 30,
                     2001                     $          913,950
                     2002                                516,935
                     2003                                322,614
                     2004                                143,656
                                              ------------------
                                              $        1,897,155
                                              ==================

10.      Stockholders' deficit:

         Conversion of convertible debentures to equity/additional convertible debt:

         During January and March 2000, the investor in the Company's $750,000 Series 1999-A 8% convertible notes elected to convert an aggregate of $517,956 of the notes and accrued interest into 1,037,784 shares of the Company's common stock. Additionally, during March 2000, the investor loaned the Company an additional $700,000 through the purchase of the second installment of the 8% convertible notes. In connection therewith, the investor was granted additional warrants to purchase 75,000 shares of common stock under terms similar to those granted in 1999. The $700,000 of convertible notes contain a beneficial conversion feature which has been recognized as a discount on the notes in the amount of $641,200. The discount was amortized to interest expense over a three-month period ended June 30, 2000.

         Conversion of convertible preferred stock to common:

         During April and June 2000, the preferred stockholder elected to convert 154 shares of preferred stock to 613,188 shares of common stock.

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                    (F/K/A TOUPS TECHNOLOGY LICENSING, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.      Stockholders' deficit:

         Conversion of related party debt to equity:

         During the quarter ended June 30, 2000, a related party elected to convert $334,000 in debt into 1,336,000 shares of common stock.

         Stock options and stock grants:

         In January 2000, 550,000 common stock options were granted to key employees and 1,400,000 common stock options to an officer/employee. These three-year options are exercisable at $.30 to $.34 per share and vest immediately.

         Options outstanding at beginning of period    1,950,000
         Granted during the period                     1,950,000
                                                       ---------
         Outstanding and exercisable at June 30, 2000  3,900,000
                                                      ==========

         Weighted average remaining life               30 Months
         Weighted average exercise price              $      .71

         Additionally, 2,810,000 shares of common stock were issued to the Company's general counsel, officer/employees and in connection with the BORS disposal. Total expense in connection therewith aggregated $707,300 for the six months ended June 30, 2000.

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                    (F/K/A TOUPS TECHNOLOGY LICENSING, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.    Stockholders' deficit:

       Common stock warrants:

       The following table summarizes information for stock warrants outstanding and exercisable at June 30, 2000.

                                      Warrants Outstanding and Exercisable
                         -------------------------------------------------
                     Range of                    Weighted Avg.    Weighted Avg.
                      Prices         Number     Remaining Life    Exercise Price
                ------------       ---------    --------------    --------------
                $  2.34-2.40         218,750       36 months          $  2.38
                $        .70          25,000       25 months              .70
                $        .40       3,800,000       52 months              .40
                ------------       ---------       ---------          -------
                Outstanding
                  1/1/00           4,043,750       51 months              .51

                Issued in 2000      739,620        35 months              .35
                                   ---------                          -------

                Outstanding
                  06/00            4,783,370       49 months          $   .48
                                   =========                          -------

       No warrants were exercised during the six months ended June 30, 2000.

       Stock-based compensation recorded for warrants issued during the six months ended June 30, 2000 aggregated $31,230.

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

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                    (F/K/A TOUPS TECHNOLOGY LICENSING, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.      Commitments and contingencies:

         SEC Enforcement Inquiry:

         On November 19, 1999, the Company was notified that the Securities and Exchange Commission was conducting an informal inquiry in connection with matters relating to the Company's restatement of financial results. The Commission has requested certain documents concerning the previous revision of its financial results and financial reporting documents. The Commission indicated that its inquiry should not be construed as any indication that any violation of law has occurred, nor as an adverse reflection upon any person, entity or security. The Company is cooperating with the Commission in connection with this inquiry and its outcome cannot be determined at this time.

12.      Subsequent events:

         Sales of common stock:

         From July 1 through August 18, 2000, net proceeds of $500,000 were generated from the sale of 1,683,500 shares of common stock to former shareholders of SAC at a price equal to the 5-day trailing average of the quoted closing price.

         Execution of World-Wide Exclusive Assignment, License and Royalty
         Agreement:

         On July 5, 2000, EarthFirst entered into a World-Wide Exclusive Agreement, License and Royalty Agreement (the "MagneGas Agreement") with Hadronic Press, Inc. ("HPI"). Under the MagneGas Agreement, EarthFirst acquired 80% of the capital stock of USMAGNEGAS, Inc., a Florida corporation formed on June 15, 2000 in return for EarthFirst's assignment of certain rights to technological processes related to MagneGas to HPI. HPI simultaneously licensed their interests in these technological rights, as well as their rights to other technology, to USMAGNEGAS.

         The MagneGas Agreement was entered into in order to cure alleged defaults in previous agreements with HPI and to secure the rights to other intellectual properties needed to develop MagneGas.

         Pursuant to the MagneGas Agreement, EarthFirst is obligated to provide financing, facilities and resources to facilitate a program of research and development for the MagneGas technology conducted by USMAGNEGAS. In addition, EarthFirst agreed to issue 1,500,000 shares of its common stock to HPI in return for HPI entering into the MagneGas Agreement and procurement of future patents by HPI which patents will become subject to this agreement.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

         The following discussion and analysis provides information which is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the Company's audited consolidated financial statements and notes thereto.

         During the quarter ended June 30, 2000, the Company decided to concentrate its primary focus on alternative fuel technologies. Alternative fuels, generally, are fuels not derived substantially from petroleum and that provide environmental benefits. The various technologies licensed by the Company were evaluated for relevance to the development of alternative fuels. Accordingly, the Company has initially focused on a plan to develop MagneGas. There is broad potential for MagneGas in diverse applications including use as an automotive fuel.

         Because of the decision to position the Company within the alternative fuel industry, certain unrelated operations were discontinued and the associated assets sold, or are scheduled for sale. The BORS Lift sale to BIL was concluded primarily because BORS did not fit the established paradigm. Similarly, all existing technologies under license arrangements are being evaluated to determine their ultimate plan of development or disposition. Generally, the Company's current plan is to limit its focus to alternative fuel technologies.

         During the quarter ended June 30, 2000, the Company acquired SAC, an entity engaged in the demolition and recycling business and in government contracting.

         The demolition and recycling operations are consistent with the Company's focus on the development of its environmentally friendly technologies. The first commercial use of MagneGas was as a cutting gas in demolition and scrap processing. MagneGas has qualities which show promise as an effective fuel in such industrial uses.

         The Company is currently undertaking activities intended to return the demolition and recycling operations to profitability. Since the acquisition, an affiliate of SAC has provided short term funding for the Company's research and development activities for the alternative fuels technologies and may be required to continued to do so in the future. There can be no assurances that the Company will be successful in these efforts.

         Three and Six Months Ended June 30, 1999 Compared to Three and Six Months Ended June 30, 2000

         Revenues, cost of sales, and gross profits for the three and six month periods ended June 30, 2000 and 1999 were not comparable because the businesses which generated revenues in the June 30, 1999 periods were discontinued on or before June 30, 2000. Accordingly, the results of these operations are included under the Discontinued Operations section of the Condensed Consolidated Statements of Operations. In addition, the business segments which produced revenues during the periods ended June 30, 2000 were acquired on May 15, 2000 and consequently did not impact the fiscal 1999 amounts.

         Selling, general and administrative expenses for the three and six month periods ended June 30, 2000 are also not comparable to the three and six month periods ended June 30, 1999 for the reasons stated above. Selling, general and administrative expenses for the periods ended June 30, 2000 are related primarily to the business operations of SAC, accounting fees, stock issued for legal services, and stock issued to employees.

         Direct research and development expenses declined from $2,248,602 and $425,751 in the six and three months ended June 30, 1999 to $364,047 and $197,234 in the six and three months ended June 30, 2000 or an 83% and 54% decrease. The decline is attributable to non-cash charges relating to research-related stock-based compensation and licensing agreements in the six months ended June 30, 1999 (principally in the first quarter), which did not occur in the comparable period in 2000. Total stock-based compensation related to research and development in the three and six months ended June 30, 2000 was $-0- and $-0- as compared to $274,970 and $1,994,040 in the three and six months ended June 30, 1999, respectively.

         Interest expense increased for the three and six months ended June 30, 2000 over that of the comparable prior year period due principally due to the beneficial conversion feature of convertible debentures issued late in the first quarter 2000 of resulting in non-cash interest expense for the periods of $641,200.

         Losses from continuing operations decreased approximately $500,000 from $3 million to $2.5 million in the six months ended June 30, 2000. This decrease is a result of lower research and development costs in 2000, offset by increased interest expenses in the same period. Consolidated net loss of $7 million for the six months ended June 30, 2000 was up approximately $900,000 from the $6.1 million reported in the comparable 1999 period, a 15% increase. The increase is a result of the aforementioned changes in research and development and interest expenses, coupled with the loss on the segment disposals.

         Losses from continuing operations increased approximately $1.1 million from $1 million to $2.1 million in the three months ended June 30, 2000. This increase is principally a result of the SAC general and administrative expenses, which did not exist in 1999. Consolidated net loss of $5.2 million for the three months ended June 30, 2000 was up approximately $2.5 million from the $2.7 million reported in the comparable 1999 period, a 91% increase. The increase is a result of the aforementioned SAC general and administrative expenses and the loss on the segment disposal.

         Liquidity and Capital Resources

         The Company has experienced recurring net losses since its inception and, as such, has experienced negative operating cash flows through June 30, 2000. Historically, these negative operating cash flows have been funded with proceeds from sales of common and preferred stock, notes and convertible debentures payable and equipment sale/leaseback transactions. The total amount received from these sources approximated $2,000,000 during the six months ended June 30, 2000 and $500,000 from July 1 through August 15, 2000. Notwithstanding the proceeds of these financing sources, the Company had negative working capital of approximately $4,500,000 at June 30, 2000.

         On May 15, 2000, the Company acquired the outstanding stock of SAC in exchange for 26,500,000 shares of common stock. In connection with this acquisition, the management and board of directors of the Company underwent significant changes. Management is currently evaluating the cost structure of the Company and has recently made significant cost reductions. However, there can be no assurance that these efforts will result in positive operating cash flows or restore working capital to adequate levels. As such, the Company may continue to require additional equity or debt financing in order to cover its cash requirements and continue as a going concern.

         The Company is currently reviewing options to finance its ongoing operations and development activities, and to repay debt. The Company believes that additional capital will be needed after receipt of the proceeds from the disposal of all assets not related to the Company's core focus on alternative fuels.

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

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         (c ) The securities described below were issued by us during the period covered by this report and were not registered under the Securities Act of 1933, as amended. Each of the transactions is claimed to be exempt from registration pursuant to Section 4(2) of the Securities Act as transactions not involving a public offering. All of such securities are deemed to be restricted securities for the purposes of the Securities Act. All certificates representing such issued and outstanding restricted securities have been properly legended, and the Company has issued "stop transfer" instructions to its transfer agent with respect to such securities. Except as noted, no commissions were paid in connection with any of these issuances.

         Between April 5 and June 21, 2000, the holder of 154 shares of Series A Preferred Stock, par value $1.00 per share, converted such shares into an aggregate of 613,188 shares of Common Stock at a conversion rate of $.21 per share with respect to 256,045 shares and $.28 per share with respect to 357,143 shares.

         Between April 14 and June 30, 2000, the Company issued to nine (9) individuals, including John Stanton, the Company's Chairman, President and Chief Executive Officer and certain other former stockholders of SAC an aggregate of 2,096,199 shares of Common Stock in exchange for cash payments approximating $627,500. In connection with such offering, the Company issued 27,551 shares of Common Stock in consideration for certain financial consulting services rendered to the Company.

         On April 24, 2000, Leslie D. Reagin, III, a former director of the Company, converted a 12% convertible note in the principal amount of $334,000 into 1,336,000 shares of Common Stock at a conversion price of $.25 per share.

         On April 27 and May 15, 2000, the Company issued an aggregate of 1,600,000 shares of Common Stock to Dominic Massari, Esq., the Company's general counsel in consideration of legal services rendered to the Company by Mr. Massari's law firm valued at $400,000.

         On June 19, 2000, the Company issued 500,000 shares of Common Stock to Tim Klace, the Company's Chief Financial Officer, in consideration for certain services valued at $125,000.

         On May 15, 2000, the Company acquired all of the outstanding capital stock of SAC in exchange for an aggregate of 26,500,000 shares of Common Stock pursuant to an Acquisition and Stock Exchange Agreement between the Company and the stockholders of SAC. See Note 1 of the Notes to Condensed Consolidated Financial Statements for further information about this transaction.

         In connection with the Company's assignment of its BORS Lift technology and sale of its BORS related inventory to BIL, the Company issued 500,000 shares of Common Stock to BIL. See Note 5 of the Notes to Condensed Consolidated Financial Statements for further information about this transaction.

         Item 6. Exhibits and Reports on Form 8-K

                  (a)   Exhibits

                  Exhibit 27 - Financial Data Schedule

                  (b)   Reports on Form 8-K

               The Company filed a Form 8-K with the Securities and Exchange Commission on May 30, 2000, in which it reported under Item 2 that it had acquired all of the outstanding stock of Strategic Acquisition Corporation in exchange for 26,500,000 shares of the Company's common stock.

               SIGNATURES

               In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        EARTHFIRST TECHNOLOGIES, INCORPORATED

                        (Registrant)



Date: August 21, 2000
                        By: /s/ John Stanton
                            ---------------------------------------------------
                            John Stanton, President and Chief  Executive Officer