Form 10QSB
period 2000-09-30
EARTHFIRST TECHNOLOGIES INC
filed 2000-11-17
CIK 1056748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                   to
                               -----------------    ----------------

                         Commission File Number 0-18299

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           FLORIDA                                        59-3462501
-------------------------------                      -------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                       Identification No.)


                      1226 TECH BLVD., TAMPA, FLORIDA 33606
                    ----------------------------------------
                    (Address of principal executive offices)

                                  (813)635-2050
                           ---------------------------
                           (Issuer's telephone number)

      7887 BRYAN DAIRY ROAD, STE. 105, LARGO, FLORIDA 33777, (727)548-0918
      --------------------------------------------------------------------
                 (Former name, former address and former fiscal
                          if changed since last report)

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

Yes [ ]  No  [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 10, 2000: 83,986,278 shares $ .0001 par value common stock.

Transitional Small Business Disclosure Format  (check one)  Yes [ ]  No [X]

                                   FORM 10-QSB

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                    (F/K/A TOUPS TECHNOLOGY LICENSING, INC.)

                                TABLE OF CONTENTS

                                                                            PAGE

PART I.           Financial Information

Item 1 - Financial Statements

              Condensed Consolidated Balance Sheets as of September 30, 2000
              (Unaudited) and December 31, 1999................................2

              Condensed Consolidated Statements of Operations for the
              three and nine months ended September 30, 2000 and 1999
              (Unaudited)......................................................3

              Condensed Consolidated Statement of Stockholders' Equity
              for the nine months ended September 30, 2000 (Unaudited).........4

              Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999 (Unaudited)...........5-6

              Notes to Condensed Consolidated Financial Statements.............7

              Item 2 - Management's Discussion and Analysis or Plan of
              Operation.......................................................18

PART II.                        Other Information

              Item 2. Changes in Securities and Use of Proceeds...............23
              Item 6. Exhibits and Reports on Form 8-K........................24

Signatures....................................................................24

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                    (F/K/A TOUPS TECHNOLOGY LICENSING, INC.)
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                      SEPTEMBER 30,
                                                                          2000            DECEMBER 31,
                                                                       (UNAUDITED)            1999
                                                                       ------------       ------------
Current assets:
   Cash                                                                $     72,787       $     72,224
   Accounts receivable                                                    2,459,893             19,501
   Inventories                                                              181,943          1,072,280
   Prepaid expenses and other current assets                                     --             63,166
   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                                  693,325                 --
                                                                       ------------       ------------
     Total current assets                                                 3,407,948          1,227,171

Property and equipment, net                                               2,273,810          1,970,334
Deferred charge, net                                                             --            279,367
Goodwill, net                                                             4,340,142                 --
Other assets                                                                  1,541             80,668
                                                                       ------------       ------------

                                                                       $ 10,023,441       $  3,557,540
                                                                       ============       ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Notes payable                                                       $         --       $    184,063
   Due to related parties                                                   227,088            719,803
   Current maturities of long-term debt                                     470,436            250,733
   Accounts payable                                                       3,746,109          1,149,356
   Accrued expenses                                                       1,067,041            803,988
   Customer deposits                                                             --            288,148
   Dividends payable                                                         73,693             39,375
   Billings in excess of costs and estimated earnings on
     uncompleted contracts                                                  113,356                 --
                                                                       ------------       ------------
     Total current liabilities                                            5,697,723          3,435,466

Notes payable, related parties, less current maturities                      72,526             41,487
Long-term debt, less current maturities                                     815,148            622,538
Convertible debentures, net of discount                                     700,000            750,000
                                                                       ------------       ------------
     Total liabilities                                                    7,285,397          4,849,491
                                                                       ------------       ------------

Commitments and contingencies                                                    --                 --

Stockholders' equity (deficit):
   Series A preferred stock, par value $1, 10,000,000
     shares authorized (A)                                                      501                750
   Common stock, 100,000,000 shares authorized, 83,986,278
     (2000) and 33,290,948  (1999) shares issued (B)                          8,398             33,291
   Additional paid-in capital                                            30,644,082         17,988,553
   Accumulated deficit                                                  (26,646,877)       (18,046,485)
                                                                       ------------       ------------
                                                                          4,006,104            (23,891)
   Less treasury stock (1,950,000 shares of common stock at cost)        (1,268,060)        (1,268,060)
                                                                       ------------       ------------
     Total stockholders' equity (deficit)                                 2,738,044         (1,291,951)
                                                                       ------------       ------------
                                                                       $ 10,023,441       $  3,557,540
                                                                       ============       ============

(A)     501 and 750 shares issued and outstanding in 2000 and 1999, respectively
(B)     Par value 2000, $.0001; par value 1999, $.001

           See notes to condensed consolidated financial statements.

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                    (F/K/A TOUPS TECHNOLOGY LICENSING, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                            THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------       -------------------------------
                                                                    1999                                  1999
                                                 2000            (RESTATED)            2000            (RESTATED)
                                             ------------       ------------       ------------       ------------
Revenue                                      $  3,982,149       $         --       $  5,573,529       $         --

Cost of sales                                   3,165,736                 --          4,498,490                 --
                                             ------------       ------------       ------------       ------------
Gross profit                                      816,413                 --          1,075,039                 --

Selling, general and administrative
   expenses                                       933,579            151,250          2,439,440            403,750
Research and development expenses                 801,846            150,781          1,165,893          2,399,383
                                             ------------       ------------       ------------       ------------

Loss from continuing operations before
   income taxes and other items                  (919,012)          (302,031)        (2,530,294)        (2,803,133)
                                             ------------       ------------       ------------       ------------

Other income (expenses):
   Interest expense                               (15,074)           (56,442)          (870,834)          (254,592)
   Write off of investment in joint
     venture                                           --                 --                 --           (375,706)
   Other income                                       145                 --             19,644              3,301
                                             ------------       ------------       ------------       ------------
                                                  (14,929)           (56,442)          (851,190)          (626,997)
                                             ------------       ------------       ------------       ------------

Loss from continuing operations                  (933,941)          (358,473)        (3,381,484)        (3,430,130)

Discontinued operations:
   Loss from discontinued operations
     (no applicable income taxes)                (735,523)        (1,042,498)        (3,311,528)        (3,943,061)
   Loss on disposal of business
     segments (no applicable income
     taxes)                                      (502,337)                --         (2,565,048)                --
                                             ------------       ------------       ------------       ------------

Loss before extraordinary item                 (2,171,801)        (1,400,971)        (9,258,060)        (7,373,191)

Extraordinary gain on
   extinguishment of debt (no
   applicable income taxes)                       607,097                 --            691,986                 --
                                             ------------       ------------       ------------       ------------

Net loss                                       (1,564,704)        (1,400,971)        (8,566,074)        (7,373,191)
Preferred stock dividends                         (13,913)          (100,000)           (34,318)          (250,000)
                                             ------------       ------------       ------------       ------------
Net loss attributable to common
   stockholders                              $ (1,578,617)      $ (1,500,971)      $ (8,600,392)      $ (7,623,191)
                                             ============       ============       ============       ============
Loss per common share
   attributable to common stockholders:
     Continuing operations                   $       (.01)      $       (.01)      $       (.06)      $       (.13)
     Discontinued operations                         (.02)              (.03)              (.11)              (.14)
     Extraordinary item                               .01                 --                .01                 --
                                             ------------       ------------       ------------       ------------
     Net loss                                $       (.02)      $       (.04)      $       (.16)      $       (.27)
                                             ============       ============       ============       ============
Weighted average shares outstanding            74,886,910         35,281,181         54,417,326         27,897,004
                                             ============       ============       ============       ============

           See notes to condensed consolidated financial statements.

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                    (F/K/A TOUPS TECHNOLOGY LICENSING, INC.)
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Unaudited)

                                            PREFERRED SERIES A 7% CONV          COMMON
                                              SHARES           AMOUNT           SHARES           AMOUNT
                                           ------------     ------------     ------------     ------------
Balances, January 1, 2000                           750     $        750     $ 33,290,948     $     33,291
Warrants issued in connection with:
   Loan costs
   Stock based compensation
Common stock options
Common stock issued for cash, net
  of stock offering costs ($56,125)                                             6,503,235            4,592

Stock issued for:
  Research and development expense                                              1,500,000              150
  Employee/non-employee services                                                  710,000              710
  Loan costs                                                                       15,441               15
  Legal services                                                                1,600,000            1,600
  In connection with segment disposal
    and warranty assumption                                                       500,000              500
  Other                                                                           550,000               55

Conversion of debt to equity                                                   11,773,581            3,314

Preferred stock dividends

Convertible debenture beneficial
  conversion feature (interest expense)

Conversion of preferred stock to common            (249)            (249)       1,043,073              656

Acquisition of SAC-1, Inc.                                                     26,500,000           26,500

Net loss nine months ended September 30

Change in par value                                                                                (62,985)
                                           -------------------------------------------------------------------
Balances, September 30, 2000                        501     $        501       83,986,278     $      8,398
                                           ===================================================================
                                            ADDITIONAL
                                             PAID-IN        ACCUMULATED        TREASURY
                                             CAPITAL          DEFICIT           STOCK            TOTAL
                                           ------------     ------------     ------------     ------------
Balances, January 1, 2000                  $ 17,988,553     $(18,046,485)    $ (1,268,060)    $ (1,291,951)
Warrants issued in connection with:
   Loan costs                                    38,347                                             38,347
   Stock based compensation                      31,230                                             31,230
Common stock options                             57,000                                             57,000
Common stock issued for cash, net
  of stock offering costs ($56,125)            1,883,818                                         1,888,410

Stock issued for:
  Research and development expense               492,038                                           492,188
  Employee/non-employee services                 181,590                                           182,300
  Loan costs                                       4,618                                             4,633
  Legal services                                 398,400                                           400,000
  In connection with segment disposal
    and warranty assumption                      124,500                                           125,000
  Other                                          133,820                                           133,875

Conversion of debt to equity                   3,332,890                                         3,336,204

Preferred stock dividends                                       (34,318)                           (34,318)

Convertible debenture beneficial
  conversion feature (interest expense)          641,200                                           641,200

Conversion of preferred stock to common            (407)                                                --

Acquisition of SAC-1, Inc.                     5,273,500                                         5,300,000

Net loss nine months ended September 30                      (8,566,074)                        (8,566,074)

Change in par value                              62,985                                                 --
                                           ---------------------------------------------------------------
Balances, September 30, 2000               $ 30,644,082     $(26,646,877)    $ (1,268,060)    $  2,738,044
                                           ===============================================================

           See notes to condensed consolidated financial statements.

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                    (F/K/A TOUPS TECHNOLOGY LICENSING, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                                                          1999
                                                                        2000            (RESTATED)
                                                                     -----------       -----------
 Cash flows from operating activities:
   Net loss                                                           $(8,566,074)      $(7,373,191)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation and amortization                                    353,541           229,593
         Extraordinary gain on extinguishment of debt                    (691,986)               --
         Write-down of assets in connection with discontinued
           operations and loss on disposal                              2,151,072                --
         Stock-based compensation                                       1,464,573         2,441,453
         Interest expenses funded from debt conversion to equity           73,620                --
         Amortization of beneficial conversion feature of
           convertible debenture                                          641,200           187,500
         Write-off of investment in joint venture                              --           375,705
         Increase (decrease) in cash due to changes in:
           Current assets                                              (2,180,214)         (932,544)
           Current liabilities                                          1,818,021           540,072
                                                                      -----------       -----------

Net cash used in operating activities                                  (4,936,247)       (4,531,412)
                                                                      -----------       -----------

Cash flows from investing activities:
   Cash acquired in business acquisition                                  517,203                --
   Acquisition of property and equipment                                 (346,045)         (910,072)
                                                                      -----------       -----------
Net cash provided by (used in) investing activities                       171,158          (910,072)
                                                                      -----------       -----------

Cash flows from financing activities:
   Proceeds from sale of capital stock                                  1,888,410         3,274,686
   Principal repayments on long-term debt                                (149,022)         (104,767)
   Proceeds from long-term debt                                           700,000         1,620,492
   Proceeds from related party advances                                 2,326,264                --
                                                                      -----------       -----------

Net cash provided by (used in) financing activities                     4,765,652         4,790,411
                                                                      -----------       -----------
Increase (decrease) in cash                                                   563          (651,073)
Cash, beginning of period                                                  72,224           772,080
                                                                      -----------       -----------
Cash, end of period                                                   $    72,787       $   121,007
                                                                      ===========       ===========

           See notes to condensed consolidated financial statements.

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                    (F/K/A TOUPS TECHNOLOGY LICENSING, INC.)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                 SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Cash paid during the period for:

                                      2000          1999
                                    ---------     ---------
   Interest                         $   5,000     $      --
                                    =========     =========
   Income taxes                     $      --     $      --
                                    =========     =========


      SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

During the nine months ended September 30, 2000, the Company:

o Acquired 100% of the outstanding stock of SAC in exchange for the issuance of 26,500,000 shares of common stock in a transaction valued at $5,300,000
o Converted $750,000 of convertible debentures along with accrued interest of $152,204 to 2,202,287 shares of common stock
o Incurred $42,980 of loan costs in connection with the issuance of a convertible debenture through the issuance of 15,441 shares of common stock and 75,000 warrants
o Converted 249 shares of preferred shares to 1,043,073 shares of common stock
o Converted $2,434,000 of related party debt to 9,571,294 shares of common stock

During the nine months ended September 30, 1999, the Company:

o Incurred $63,900 of loan costs through the issuance of common stock warrants
o Acquired equipment with a cost of $341,200 and $7,514 through capital lease obligations and the issuance of 10,000 shares of common stock, respectively
o Incurred joint venture investment costs of $375,706 through the issuance of 500,000 shares of common stock
o        Converted $403,750 in debt to 1,061,581 shares of common stock


           See notes to condensed consolidated financial statements.

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                    (F/K/A TOUPS TECHNOLOGY LICENSING, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       ACCOUNTING POLICIES, BASIS OF PRESENTATION, AND NATURE OF BUSINESS:

         The interim financial statements of EarthFirst Technologies, Incorporated ("EarthFirst" or the "Company"), formerly known as Toups Technology Licensing, Incorporated, that are included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods, and all such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the audited financial statements for the two years ended December 31, 1999 included in the Company's Annual Report on Form 10-KSB for the year then ended. The report of the Company's independent auditors for the year ended December 31, 1999 contains an explanatory paragraph as to the substantial doubt of the Company's ability to continue as a going concern. No adjustments have been made to the accompanying financial statements to give effect to this uncertainty. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations for a full fiscal year.

         The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.

         Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities (Common Stock options and Warrants). For the three and nine months ended September 30, 2000 and 1999 potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

         During the third quarter of 1999, an operating segment was discontinued. Results for the three and nine months ended September 30, 1999 have been restated to reflect the discontinuance of this segment. As discussed further in Note 6, during the second quarter of 2000, the Company discontinued operations in three other business segments. Results for the prior periods have been restated to reflect the discontinuance of these segments.

         NATURE OF BUSINESS:

         EarthFirst was formed on July 28, 1997, and commenced operations on November 1, 1997 to facilitate market applications through the licensing of late-stage technologies.

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

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                    (F/K/A TOUPS TECHNOLOGY LICENSING, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       ACCOUNTING POLICIES, BASIS OF PRESENTATION, AND NATURE OF BUSINESS
         (CONTINUED):

         NATURE OF BUSINESS (CONTINUED):

         On May 15, 2000, the Company entered into an acquisition agreement (the "Agreement") with the shareholders of Strategic Acquisition Corporation ("SAC") pursuant to which the Company exchanged 26,500,000 shares of its common stock for all of the issued and outstanding shares of SAC (see Note 3). Pursuant to the Agreement, all of the Company's officers and the members of the Company's Board of Directors resigned, with the exception of Phillip M. Rappa. John D. Stanton, Chairman of the Board and Chief Executive Officer of SAC, was appointed to the Company's Board as Chairman. Mr. Stanton also assumed the duties of the Chief Executive Officer of EarthFirst. Upon consummation of the Acquisition, new management determined that the Company should focus its efforts and resources on the development of the technologies related to environmental solutions and alternative fuels. Accordingly, the Environmental Solutions and Alternative Fuels Division is the only pre-May 15, 2000 continuing business segment of the Company.

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

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                    (F/K/A TOUPS TECHNOLOGY LICENSING, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2. EXECUTION OF WORLD-WIDE EXCLUSIVE ASSIGNMENT, LICENSE AND ROYALTY AGREEMENT AND RELATED AGREEMENTS:

         On July 5, 2000, EarthFirst entered into a World-Wide Exclusive Agreement, License and Royalty Agreement (the "MagneGas Agreement") with Hadronic Press, Inc. ("HPI"). Under the MagneGas Agreement, EarthFirst acquired 80% of the capital stock of USMagneGas, Inc. ("USMagneGas"), a Florida corporation formed on June 15, 2000 in return for EarthFirst's assignment of certain rights to technological processes (with no asset cost basis) related to MagneGas to HPI and agreeing to certain other contractual requirements. HPI simultaneously licensed its interests in these technological rights, as well as its rights to other technology, to USMagneGas pursuant to The Technology Exclusive License and Royalty Agreement (the "Royalty Agreement") executed between HPI and USMagneGas effective July 5, 2000.

         Pursuant to the MagneGas Agreement, EarthFirst is obligated to provide financing, facilities and resources to facilitate a program of research and development for the MagneGas technology conducted by USMagneGas. In addition, EarthFirst agreed to issue 1,500,000 shares of its common stock and certain stock options to HPI in return for HPI entering into the MagneGas Agreement and procurement of future patents by HPI which patents will become subject to this agreement.

         The MagneGas Agreement was entered into in order to cure alleged defaults in previous agreements with HPI and to secure the rights to other intellectual properties needed to develop MagneGas.

         The $492,188 estimated fair value of the 1,500,000 shares of common stock issued in connection with this transaction has been recognized as research and development expense during the three and nine months ended September 30, 2000.

         Pursuant to the Royalty Agreement, USMagneGas has agreed to pay HPI a royalty equal to 3% of the gross proceeds that USMagneGas receives from commercializing the technology subject to the Royalty Agreement. USMagneGas also agreed to pay HPI advance royalties of $10,000 per month for the first year of the Royalty Agreement and advance royalties of $20,000 and $30,000 per month for the second and third years of the Royalty Agreement, respectively. HPI is also entitled to certain additional royalties for the grant by USMagneGas of any sublicenses.

         In a Letter of Intent executed between HPI and USMagneGas, it was agreed that two new entities would be formed and that HPI would license certain foreign rights to these new entities. EuroMagneGas, Ltd. will receive the licensing rights for the MagneGas technology in Europe. AsiaMagneGas, Ltd. will receive the licensing rights for the MagneGas technology in Asia. EuroMagneGas, Ltd. and AsiaMagneGas, Ltd. are to be owned 80% by EarthFirst and 20% by HPI.

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                    (F/K/A TOUPS TECHNOLOGY LICENSING, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.       BUSINESS COMBINATION:

         As discussed in Note 1, on May 15, 2000 the Company acquired 100% of the outstanding stock of SAC in exchange for the issuance of 26,500,000 shares of the Company's common stock in a transaction accounted for as a purchase. Accordingly, the results of operations of SAC are included in the accompanying financial statements from May 15 through September 30, 2000. The $5,300,000 recorded cost of this acquisition was based upon the estimated fair value of the common stock issued. Goodwill of $4,510,683 resulting from this acquisition will be amortized over ten years using the straight-line method. Amortization expense of $170,541 was recognized through the quarter ending September 30, 2000.

         Pro-forma results of operations for the three and nine months ended September 30, 2000 and 1999 as though SAC and its predecessors had been acquired at January 1, 1999 are as follows:

                                    THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                    --------------------------------    -------------------------------
                                        2000              1999              2000              1999
                                     -----------       -----------       -----------       -----------
          Revenues                   $ 3,982,149       $ 2,823,768       $ 9,636,524       $ 8,037,754
          Loss before
            extraordinary items      $(2,171,801)      $(1,711,929)      $(9,733,331)      $(8,600,851)

          Net loss                   $(1,564,704)      $(1,711,929)      $(9,043,345)      $(8,600,851)

          Net loss per share         $      (.02)      $      (.03)      $      (.13)      $      (.16)

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                    (F/K/A TOUPS TECHNOLOGY LICENSING, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.     RESTATEMENT:

         As more fully discussed in the Form 10-KSB for the year ended December 31, 1999, certain adjustments were made in the fourth quarter, 1999 which applied, in part, to the financial statements of the first, second and third quarters of 1999 as previously reported. Accordingly the accompanying financial statements for the periods ended September 30, 1999 have been restated to give effect to those adjustments as follows:

                                                            INCREASE (DECREASE) NET INCOME AS
                                                                   PREVIOUSLY REPORTED
                                                        -----------------------------------------
                                                        THREE MONTHS ENDED      NINE MONTHS ENDED
                                                        SEPTEMBER 30, 1999      SEPTEMBER 30, 1999
                                                        ------------------      ------------------
          Reverse licensing fee revenue
            recognized                                              --             $(4,125,000)

          Write-off investment in joint venture                     --                (375,706)

          Properly record stock-based
            compensation                                      (619,959)             (1,527,848)

          Correct revenue recognition                          375,000                 375,000

          Other                                                (18,670)                (14,227)
                                                           -----------             -----------
                                                           $  (263,629)            $(5,667,781)
                                                           ===========             ===========

          Decrease in net income per share
            previously reported                            $      (.00)            $      (.20)
                                                           ===========             ===========


5.       MANAGEMENT PLANS REGARDING LIQUIDITY AND CAPITAL RESOURCES:

         The Company has experienced recurring net losses since its inception and, as such, experienced negative operating cash flows through September 30, 2000. Historically, negative operating cash flows have been funded with proceeds from sales of common and preferred stock, notes and convertible debentures payable and equipment sale/leaseback transactions. The total amount received from these sources approximated $5,500,000 during 1999, $4,900,000 during the nine months ended September 30, 2000 and $60,000 from October 1 through October 23, 2000. Notwithstanding the proceeds of these financing sources, the Company had negative working capital of approximately $2,300,000 at September 30, 2000.

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                    (F/K/A TOUPS TECHNOLOGY LICENSING, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.       MANAGEMENT PLANS REGARDING LIQUIDITY AND CAPITAL RESOURCES (CONTINUED):

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

6.       DISCONTINUED OPERATIONS:

         Contemporaneous with entering into the Agreement (see Note 1), new management decided to discontinue the contract manufacturing, healthcare, and BORS Lift operations previously conducted by the Company. The Company has been actively engaged in liquidating the assets used in these segments and using the proceeds to settle or reduce the liabilities associated with these operations. An auction was held on August 29, 2000 at which time substantially all of the remaining machinery and equipment used in these operations were sold. Machinery and equipment associated with the discontinued segments that was not sold ($15,000 at September 30, 2000) is reflected on the September 30, 2000 balance sheet at its estimated realizable value.

         BORS:

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

         In addition to the BORS Agreement, the parties also entered into a Royalty Agreement under which BIL agreed to pay the Company an amount equal to 2% of the collected gross revenues, as defined, of BIL on a monthly basis. As of November 14, 2000, EFT had not received any royalties under this agreement.

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                    (F/K/A TOUPS TECHNOLOGY LICENSING, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


7.       SEGMENT REPORTING:

         The following summarizes key segment information for the nine months ended September 30, 2000:

                              ALTERNATIVE FUELS/
                                ENVIRONMENTAL     DEMOLITION       GOVERNMENT      CORPORATE &
                                  SOLUTIONS       & RECYCLING      CONTRACTING     DISCONTINUED        CONSOLIDATED
                                 -----------      -----------      -----------      ----------          -----------
          Revenue from
          external customers     $       -0-      $ 3,996,715      $ 1,576,814      $      -0-          $ 5,573,529

          Cost of sales                  -0-        3,096,507        1,401,983             -0-            4,498,490

          Gross profit                   -0-          900,208          174,831             -0-            1,075,039

          Research &
          Development              1,165,893              -0-              -0-             -0-            1,165,893

          Segment Assets              50,000        6,207,955        3,103,508         646,978           10,023,441
                                                                                        15,000

         The following summarizes key segment information for the nine months ended September 30, 1999:

                              ALTERNATIVE FUELS/
                                ENVIRONMENTAL     DEMOLITION       GOVERNMENT
                                  SOLUTIONS       & RECYCLING      CONTRACTING      CORPORATE          CONSOLIDATED
                                 -----------      -----------      -----------      ----------          -----------
       Revenue from
       external customers        $       -0-      $       -0-      $       -0-      $      -0-          $       -0-

       Cost of sales                     -0-              -0-              -0-             -0-                  -0-

       Gross profit                      -0-              -0-              -0-             -0-                  -0-

       Research &
       Development                 2,399,383              -0-              -0-             -0-            2,399,383

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                    (F/K/A TOUPS TECHNOLOGY LICENSING, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


8.       STOCKHOLDERS' EQUITY (DEFICIT):

         CONVERSION OF CONVERTIBLE DEBENTURES TO EQUITY/ADDITIONAL CONVERTIBLE
         DEBT:

         During January and March 2000, the investor in the Company's $750,000 Series 1999-A 8% convertible notes elected to convert an aggregate of $517,956 of the notes and accrued interest into 1,037,784 shares of the Company's common stock. During August and September 2000, the investor elected to convert the remaining $232,044 of the notes and $42,327 of accrued interest into 1,164,503 shares of the Company's common stock.

         Additionally, during March 2000, the investor loaned the Company an additional $700,000 through the purchase of the second installment of the 8% convertible notes. In connection therewith, the investor was granted additional warrants to purchase 75,000 shares of common stock under terms similar to those granted in 1999. The $700,000 of convertible notes contain a beneficial conversion feature which has been recognized as a discount on the notes in the amount of $641,200. The discount was amortized to interest expense over a three-month period ended June 30, 2000. No portion of the notes issued during March of 2000 have been converted into stock.

         CONVERSION OF CONVERTIBLE PREFERRED STOCK TO COMMON:

         During April and June of 2000, the preferred stockholder elected to convert 154 shares of preferred stock to 613,188 shares of common stock. During August and September of 2000, the preferred stockholder elected to convert an additional 95 shares of preferred stock to 429,885 shares of common stock.

         ISSUANCE OF CONVERTIBLE PREFERRED STOCK AND CONVERSION TO COMMON:

         During the third quarter 2000, the Company issued 625,000 shares of a new issue of preferred stock. The preferred shares acquired were immediately converted into shares of common stock at a rate of 90% of the closing price quoted at the time of the conversion. A total of 2,122,992 shares of common stock were issued as a result of the conversions. Only the net effect of that transaction has been presented in the condensed consolidated statement of stockholders' equity for the nine months ended September 30, 2000. Of shares issued, 500,000 preferred shares were acquired by related parties. Each preferred share included a warrant to acquire an additional share of common stock at a price equal to 120% of the price of the common stock on the date of the conversion. Each warrant expires two years after the date of the acquisition.

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                    (F/K/A TOUPS TECHNOLOGY LICENSING, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


8.       STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED):

         CONVERSION OF RELATED PARTY DEBT TO EQUITY:

         During the quarter ended June 30, 2000, a related party elected to convert $334,000 in debt into 1,336,000 shares of common stock.

         During the quarter ended September 30, 2000, related parties elected to convert $2,100,000 of debt into 8,235,294 shares of common stock.

         STOCK OPTIONS AND STOCK GRANTS:

         In January 2000, 550,000 common stock options were granted to key employees and 1,400,000 common stock options to an officer/employee. These three-year options are exercisable at $.30 to $.34 per share and vest immediately.

         In September 2000, 250,000 common stock options were granted in connection with the creation of EuroMagneGas, Inc. and AsiaMagneGas, Inc. These three-year options are exercisable at $.4375 per share and vest immediately.

         Options outstanding at beginning of period               1,950,000
         Granted during the current year                          2,450,000
                                                                  ---------
         Outstanding and exercisable at September 30, 2000        4,400,000
                                                                  =========

       Weighted average remaining life                            28 Months
       Weighted average exercise price                            $     .68

       Additionally, 4,875,441 shares of common stock were issued to legal counsel, officer/employees and in connection with research and development and the BORS disposal. Total expense in connection therewith aggregated approximately $1,500,000 for the nine months ended September 30, 2000.

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                    (F/K/A TOUPS TECHNOLOGY LICENSING, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


8.   STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED):

       COMMON STOCK WARRANTS:

       The following table summarizes information for stock warrants outstanding and exercisable at September 30, 2000.

                      WARRANTS OUTSTANDING AND EXERCISABLE
      ----------------------------------------------------------------
          RANGE OF                     WEIGHTED AVG.    WEIGHTED AVG.
           PRICES         NUMBER      REMAINING LIFE    EXERCISE PRICE
      -------------   ------------    --------------    --------------
      $   2.34-2.40        218,750         33 months    $         2.38
      $         .70         25,000         22 months               .70
      $         .40      3,800,000         49 months               .40
      -------------   ------------    --------------    --------------

      Outstanding
        1/1/00           4,043,750         48 months               .51

      Issued in 2000     2,862,612         27 months               .35
                      ------------                     ---------------

      Outstanding
        9/30/00          6,906,362         28 months   $           .44
                      ============                     ---------------

       No warrants were exercised during the nine months ended September 30, 2000.

       Stock-based compensation recorded for warrants issued during the nine months ended September 30, 2000 aggregated $31,230.

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


9.   COMMITMENTS AND CONTINGENCIES:

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

10.    MAJOR CUSTOMER INFORMATION:

       During the nine months ended September 30, 2000, the Company derived revenues from one customer that aggregated 28% of total revenues.

11.    SUBSEQUENT EVENTS:

       SALES OF COMMON STOCK:

       From October 1 through October 23, 2000, net proceeds of $60,000 were generated from the sale of 60,000 shares of preferred stock to unrelated parties. These preferred shares were immediately converted into 215,053 shares of common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis provides information that is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the Company's audited consolidated financial statements and notes thereto.

During the quarter ended June 30, 2000 the Company decided to concentrate its primary focus on alternative fuel technologies. Alternative fuels, generally, are fuels not derived substantially from petroleum and that provide environmental benefits. The various technologies licensed by the Company were evaluated for relevance to the development of alternative fuels. Accordingly, the Company has initially focused on a plan to develop MagneGas. There is broad potential for MagneGas in diverse applications including use as an automotive fuel.

On July 5, 2000, the Company acquired an 80% interest in USMagneGas, Inc. ("USM"). USM entered into a licensing agreement with Hadronic Press, Inc., the entity that owns the patents and patents pending associated with MagneGas. USM is developing applications for this technology at a research facility located in Largo, Florida.

We believe that progress has been made in developing the MagneGas technology during the third quarter. This includes further development of MagneGas as an automotive fuel and as a cutting gas. An automobile, whose engine was converted to use MagneGas, was certified by an independent testing laboratory to beat EPA emission standards without the use of a catalytic converter. The Company is continuing its pursuit of the application of MagneGas to the automotive industry by modifying several automobiles to run on MagneGas. The use of MagneGas as a cutting gas in the Company's operations, or that of related entities, has also met with favorable preliminary results.

The Company believes that significant additional research will be needed, and significant additional expenditures will need to be incurred, to develop the MagneGas technology. The Company believes that the future development of MagneGas might be accomplished by partnering with likely end users of specific applications of the MagneGas technology. Such partnering would seek to develop one or more applications of the technology to meet the specific needs of the end user.

To date, USM has had preliminary discussions with several potential users of MagneGas concerning the joint development of applications of this technology. Such discussions have been of an investigatory nature and no joint development agreements have been concluded. There can be no assurances that any such agreements will be entered into in the future. MagneGas continues to be the subject of research and development and, consequently, there is significant uncertainty as to whether MagneGas can be developed into a commercially viable product.

In September of 2000, the Company and the Pinellas County Industrial Development Authority (the "Authority") executed a lease modification agreement involving the Company's lease of space at the Science Technology and Research ("STAR") Center in Pinellas County. As part of this agreement, the Authority has applied to the Economic Development Authority for a grant in the form of matching funds to install, maintain, and operate a sewage treatment and alternative fuel production facility using the PlasmaArcFlow sewage treatment and MagneGas production systems. If the grant is obtained, the Company is obligated to perform services related to the development, installation and maintenance of a PlasmaArcFlow sewage treatment and MagneGas production system at the STAR Center in lieu of payment of $100,000 due for past rent.

During the third quarter, the Company continued to investigate the viability of further developing one or more technologies intended to recycle used tires and other solid waste products. Through September 30, 2000, the Company has expended over $100,000 in its investigation. The Company is currently considering its alternatives regarding these technologies and has not yet reached a decision as to whether it will further investigate the commercial viability of these technologies.

On May 15, 2000, the Company acquired SAC, an entity engaged in the demolition and recycling business and in government contracting. During the third quarter, SAC continued working on its contract for the demolition of a bridge located in West Palm Beach, Florida. At this time, is significantly underbilled on one of its government contracts. This, as well as other working capital needs, has forced SAC to borrow funds from an entity controlled by related parties.

The combination of the funding requirements for the further development of MagneGas as well as the funding required to satisfy the significant liabilities and obligations incurred by prior management have caused the Company to sell significant amounts of its common stock. While approximately $225,000 has been raised through an offering that concluded on October 31, 2000, the vast majority of capital was raised from the Chief Executive Officer of the Company or affiliates. During the third quarter, the Chief Executive Officer and a related party converted debt obligations owed by the Company into 8,235,294 shares of common stock.

The Company and SAC anticipate entering into one or more revolving lines of credit with an entity affiliated with the Chief Executive Officer during the month of November. The line of credit will bear interest at the rate of 10% and will be payable upon demand. The balance of the lines of credit may be converted into additional shares of the Company's common stock at rates comparable to that realized from sales of unregistered common stock to unrelated parties. There are no assurances that this funding will continue in the future.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

Revenues, cost of sales, and gross profits for the three and nine month periods ending September 30, 2000 and 1999 were not comparable because the businesses which generated revenues in the September 30, 1999 periods were discontinued on or before September 30, 2000. Accordingly, the results of these operations are included under the Discontinued Operations section of the Condensed Consolidated Statements of Operations. In addition, the business segments that produced revenues during the periods ending September 30, 2000 were acquired on May 15, 2000 and consequently did not impact the fiscal 1999 amounts.

Selling, general and administrative expenses for the three and nine month periods ending September 30, 2000 are also not comparable to the three and nine month periods ending September 30, 1999 for the reasons stated above. Selling, general and administrative expenses for the periods ending September 30, 2000 are related primarily to the business operations of SAC, accounting fees, stock issued for legal services, and stock issued to employees.

Direct research and development expenses declined from $2,399,383 in the nine months ended September 30, 1999 to $1,165,893 in the nine months ended September 30, 2000 or a 51% decrease. The decline is attributable to non-cash charges relating to research-related stock-based compensation and licensing agreements in the nine months ended September 30, 1999 (principally in the first quarter), which did not occur in the comparable period in 2000. Research and development expenses for the three months ended September 30, 2000 increased from $150,781 in 1999 to $801,846 in 2000 attributable to increased activity relating to MagneGas. Total stock-based compensation related to research and development in the three and nine months ended September 30, 2000 was $492,188 as compared to $-0- and $1,994,040 in the three and nine months ended September 30, 1999, respectively.

Interest expense increased for the three and nine months ended September 30, 2000 over that of the comparable prior year period due principally to the beneficial conversion feature of convertible debentures issued late in the first quarter 2000 resulting in non-cash interest expense for the periods of $641,200.

Losses from continuing operations decreased approximately $50,000 from $3.4 million to $3.35 million in the nine months ended September 30, 2000. This decrease is a result of lower research and development costs in 2000, offset by increased interest expense and selling, general and administrative expenses in the same period. Consolidated net loss of $8.6 for the nine months ended September 30, 2000 was up approximately $1.2 million from the $7.4 million reported in the comparable 1999 period, a 16% increase. This increase is a result of the aforementioned changes in interest expense, and selling, general and administrative expenses, coupled with the loss on the segment disposals, offset by lower research and development expenses.

Losses from continuing operations increased approximately $600,000 from $300,000 to $900,000 in the three months ended September 30, 2000. This increase is principally a result of the SAC general and administrative expenses, which did not exist in 1999, and increased research and development expenses. Consolidated net loss of $1.6 million for the three months ended September 30, 2000 was up approximately $200,000 from the $1.4 million reported in the comparable 1999 period, an increase of approximately 11 percent. The increase is a result of the aforementioned changes in research and development expenses offset by the extraordinary gain on extinguishments of debt.

LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced recurring net losses since its inception and, as such, has experienced negative operating cash flows through September 30, 2000. Historically, these negative operating cash flows have been funded with proceeds from sales of common and preferred stock, notes and convertible debentures payable. The total amount received from these sources approximated $4,000,000 during the nine months ended September 30, 2000. Notwithstanding the proceeds of these financing sources, the Company had negative working capital of approximately $2,300,000 at September 30, 2000.

On May 15, 2000, the Company acquired the outstanding stock of SAC in exchange for 26,500,000 shares of common stock. In connection with this acquisition, management and board of directors of the Company underwent significant changes. Management is currently evaluating the cost structure of the Company and has recently made significant cost reductions. However, there can be no assurance that these efforts will result in positive operating cash flows or restore working capital to adequate levels. As such, the Company may continue to require additional equity or debt financing in order to cover its cash requirements and continue as a going concern.

The Company is currently reviewing options to finance its ongoing operations and development activities, and to repay debt. The Company believes that additional capital will be needed in the future. As indicated above, the Company believes that the future development of MagneGas might be accomplished by partnering with likely end users of specific applications of the MagneGas technology. It is anticipated that such partnering may provide additional liquidity to fund future development.

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

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

         (c) The securities below were issued by the Company during the period covered by the report and were not registered under the Securities Act of 1933, as amended. Each of the transactions is claimed to be exempt from registration pursuant to Section 4 (2) of the Securities Act as transactions not involving a public offering. All of such securities are deemed to be restricted securities for the purposes of the Securities Act. All certificates representing such issued and outstanding restricted securities have been properly legended, and the Company has issued "stop transfer" instructions to its transfer agent with respect to such securities. Except as noted, no commissions were paid in connection with any of these issuances.

         Between August 16 and September 26, 2000, the Company issued 125,000 shares of convertible preferred stock to nine (9) individuals who were unrelated to the Company in exchange for cash payments totaling $125,000. The individuals immediately exercised the conversion feature and received 439,490 shares of common stock at a conversion rate of 90% of the bid price of registered shares on the date of the conversion. The individuals also received a warrant to purchase a like number of common shares at a price equal to 120% of the price at which the conversion was made. These warrants are effective for a period of two years.

         In connection with the above issuances of stock and the performance of other services, an unrelated entity was issued 100,000 shares of common stock. The services rendered were valued at $22,500.

         On August 7, 2000, the Company issued 500,000 shares of convertible preferred stock to four individuals, including John Stanton, the Company's Chairman, President and Chief Executive Officer, and certain individuals employed by an affiliate of the Company in exchange for cash payments totaling $500,000. The individuals immediately exercised the conversion feature and received 1,683,502 shares of common stock at a conversion rate of 90% of the bid price of registered shares on the date of the conversion. The individuals received a warrant to purchase a like number of common shares at a price equal to 120% of the price at which the conversion was made. These warrants are effective for a period of two years.

         On September 8, 2000, John Stanton and an individual employed by an affiliated entity converted debt owed by the Company and SAC totaling $2,100,000 into a total of 8,235,294 shares of common stock at a conversion price of $0.255 per share. No warrants or any similar rights were issued in connection with this conversion.

         In July of 2000, the Company issued 500,000 shares of common stock to Tim Klace, the Company's Chief Financial Officer, in exchange for cash payments of $125,000.

         On August 21, 2000, the Company issued 450,000 shares of common stock to three (3) individuals not related to the Company in settlement of a claim for damages. The common shares were valued at $111,375 or $0.2475 per share.

         Effective July 5, 2000, the Company obligated itself to issue 1,500,000 shares of its common stock to Hadronic Press, Inc. pursuant to a World-Wide Exclusive Assignment, License, and Royalty Agreement between the Company and Hadronic Press, Inc. See Note 2 of the Notes to Condensed Consolidated Financial Statements for further information about this transaction.

         Between August 14 and September 25, 2000, the holder of a convertible note payable having a balance of $232,044 at the beginning of the quarter converted the balance of the note plus accrued interest at a rate ranging from $0.2320 per share to $0.258 per share into an aggregate of 1,164,503 shares of the Company's common stock valued at $274,371.

         Between August 28 and September 21, 2000, the holder of 95 shares of Series A Preferred Stock, par value $1.00 per share, converted such shares into an aggregate of 429,885 shares of common stock at a conversion rate of $0.225 per share with respect to 200,000 shares and $0.2175 per share with respect to 229,885 shares.

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

         (c)       SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             EARTHFIRST TECHNOLOGIES, INCORPORATED

                             (Registrant)



Date: November 15, 2000

                            By: /s/ JOHN STANTON
                            --------------------------------
                            John Stanton, President and Chief  Executive Officer