Form 10-K
period 2000-12-31
EARTHFIRST TECHNOLOGIES INC
filed 2001-04-16
CIK 1056748

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-KSB

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-23897

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


                    FLORIDA                           59-3462501
        --------------------------------          ------------------
         (State or other jurisdiction               (IRS Employer
        of incorporation or organization)         Identification No.)

                     1226 TECH BLVD.
                      TAMPA, FLORIDA                       33619
         --------------------------------------          ---------
          (Address of principal executive offices)       (Zip Code)


       Registrant's telephone number, including area code: (813) 635-2050

Securities registered pursuant to Section 12(b) of the Exchange Act: None

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           [X] Yes  [ ] No

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent reporting period December 31,
2000........$8,363,810.

Aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 29, 2001 was $28,667,470.

The number of shares outstanding as of April 12,2001 was 100,587,617.


          ------------------------------------------------------------
          (Former name or former address, if changed since last report)

                                     PART I

                                                                                           PAGE
                                                                                           ----
Item 1.    Description of Business ........................................................   3

Item 2.    Description of Properties.......................................................  12

Item 3.    Legal Proceedings...............................................................  13

Item 4.    Submission of Matters to a Vote of Security Holders.............................  13


                              PART II

Item 5.    Market of the Registrant's Securities and Related Stockholder Matters...........  13

Item 6.    Management's Discussion and Analysis of

           Financial Condition and Results of Operations...................................  17

Item 7.    Financial Statements and Supplementary Data.....................................  20

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.......................................................  21

                             PART III

Item  9.   Directors and Executive Officers of the Registrant..............................  21

Item 10.   Executive Compensation..........................................................  23

Item 11.   Security Ownership of Certain Beneficial Owners and Management..................  26

Item 12.   Certain Relationships and Related Transactions..................................  27

Item 13.   Exhibits, Consolidated Financial Statements,
           Schedules and Reports on Form 8-K...............................................  28

           Signatures......................................................................  30

                                     PART I

         The information set forth in this Report on Form 10-KSB under the Sections "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Description of Business" and elsewhere relate to future events and expectations and as such constitute "Forward-Looking Statements" within the meaning of the Private Securities Litigation Act of 1995. The words "believes," "anticipates," "plans," "expects," and similar expressions in this report are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. Such factors include, among others, those listed under Item 1 below and other factors detailed from time to time in the Company's other filings with the Securities and Exchange Commission. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

         EarthFirst Technologies, Incorporated ("EarthFirst" or the "Company"), formerly known as Toups Technology Licensing, Incorporated, is a corporation engaged in the research, development and commercialization of technologies for the production of alternative sources of fuel and the treatment and remediation of liquid and solid wastes. The Company is also engaged in the business of recycling of metals and other materials and the demolition of structures such as buildings and bridges. The Company conducts its operations through its subsidiaries.

RECENT DEVELOPMENTS

On December 15, 1999, the Company entered into an Exclusive Licensing Agreement to license the rights to a technology ("Waste To Energy") to efficiently convert waste products, such as tires, animal waste, and similar products, into reusable raw materials and fuels. During 2000, the Company and the licensor of the Waste to Energy technology have cooperated to further develop this technology with the construction and operation of a prototype plant located in Port Gibson, Mississippi. On January 13, 2001, the Company and the licensor of this technology entered into an agreement to form EarthFirst Waste To Energy, Incorporated ("EFWE") to further develop and market commercial products from this technology. The Company owns a 51% interest in this new entity and is funding the current capital requirements for EFWE.

BACKGROUND

         EarthFirst was incorporated in Florida on July 28, 1997. Since its inception, the Company has acquired rights to technologies it believes could be developed into commercially viable applications. Among the technologies the Company has pursued is the development of processes intended to treat environmentally contaminated liquid wastes and convert such wastes into energy. The Company has also pursued development of a process intended to recycle and process solid waste products. The Company's Alternative Fuels / Environmental Solutions division comprises the technologies associated with the development of such alternative sources of energy.

         During 1998, EarthFirst acquired rights to develop and market the Balanced Oil Recovery System Lift, or BORS Lift, a device that extracts oil from shallow, low-volume "stripper" wells.

         In 1998, the Company acquired substantially all of the operating assets of an entity engaged in the business of micro-welding and metal fabrication creating the core of its Manufactured Products division. The Manufactured Products division produced the BORS Lift in addition to other manufactured products on a contract basis for unrelated parties.

         The Company also acquired the stock of InterSource Health Care, Inc. ("InterSource") in November 1998 creating its Healthcare Products division. The Healthcare Products division sought to match purchasers and sellers of new and refurbished medical equipment and supplies.

         On May 15, 2000, the Company acquired SAC-1, Inc. ("SAC-1"), an entity engaged in the demolition of structures such as buildings and bridges; recycling metals and other materials; and government procurement contracting. In connection with the acquisition, all of the Company's officers and members of the Board of Directors resigned, with the exception of Phillip M. Rappa. John D. Stanton, Chairman of the Board and Chief Executive Officer of SAC-1, was appointed to the Company's Board as Chairman and also assumed the duties of the Chief Executive Officer of EarthFirst.

         After consummation of the acquisition of SAC-1, new management determined that the Company should focus its efforts and resources on the development of the technologies related to environmental solutions and alternative fuels. The Company's other business segments were discontinued. The Environmental Solutions and Alternative Fuels division is reflected as a continuing business segment of the Company.

THE BUSINESS

         The Company conducts business through three separate business segments, which include (1) the Environmental Solutions / Alternative Fuel segment; (2) the Demolition / Recycling segment; and (3) the Government Contract segment.

         ENVIRONMENTAL SOLUTIONS / ALTERNATIVE FUEL DIVISION

         The Environmental Solutions / Alternative Fuel division comprises two separate operations. The first is carried out in the United States through USMagneGas, Inc. ("USMagneGas"), an entity in which the Company owns an 80% interest. Separate newly formed entities in which the Company also owns an 80% interest will carry out similar operations overseas. The second is the Waste to Energy sector.

         MAGNEGAS(TM)

         USMagneGas was formed in June of 2000 to further develop technologies that process various forms of liquid waste. By-products of this process include Santilli MagneGas(TM), or MagneGas(TM). MagneGas(TM) is a combustible fuel.

         On July 5, 2000, the Company and USMagneGas entered into several agreements with Dr. Ruggero Santilli, the research physicist responsible for development of this technology licensed by USMagneGas, and several entities related to Dr. Santilli, to perfect the Company's exclusive world-wide licensing rights to this technology. Dr. Santilli has worked with the Company since 1998 in the development of this technology. Under the July 2000 agreement, Dr. Santilli agreed to serve as the Director of Research and Development for USMagneGas and head the development of commercially viable applications of this technology.

         The MagneGas(TM) technology permits fuel production with a sufficient energy density to be used as a combustible fuel in a compressed form. The Company believes that MagneGas(TM) can be cost competitive to other liquid fuels when produced in large quantities. The Company expects that revenues can also be generated from both the elimination and processing of liquid waste. It is intended that MagneGas(TM) be sold for any fuel application including metal cutting, automotive, electric generators, cooking and heating.

         MagneGas(TM) is produced by processing liquid wastes of fossil or biomass origin utilizing PlasmaArcFlow(TM) reactors. These reactors flow liquids through a submerged electric arc. The arc essentially decomposes the liquid molecules into a plasma at 7,000 to 10,000 degrees Farenheit ("F") composed of ionized hydrogen (H), oxygen (O) and carbon (C) atoms, plus solid precipitates. The technology then controls the recombination of H, O and C into clusters of molecules under new internal bonds. This new chemical structure is described more fully by Dr. Santilli in a recent monograph "Foundations of Hadronic Chemistry."

         MagneGas(TM) is currently produced with the following prototype reactors:

         1. Total Recyclers for the complete destruction/recycling of antifreeze and waste oil, cooking oil, crude oil, etc. to produce MagneGas(TM)and usable heat;
         2. Linear Recyclers for the termination of bacteriological activity in sewage to produce MagneGas(TM), irrigation water and fertilizer; and

         3. Hadronic Reactor for the production of heat/steam suitable for environmentally acceptable production of electricity.

         We believe the PlasmaArcFlow(TM) technology achieves a large commercial energy efficiency as given by the ratio between the total energy produced (gas and heat) divided by the electrical energy required for production. According to independent tests, the ratio is much greater than 1.0, thus establishing that the PlasmaArcFlow(TM) reactors achieve a positive energy balance.

         In operation, MagneGas(TM) has an energy density sufficient for automotive use in an ordinary compressed form. USMagneGas has converted a 1980 Ferrari 308GTSi and two Honda Civics to operate on compressed MagneGas(TM). Emissions tests conducted at an independent EPA certified laboratory have established MagneGas(TM) significantly surpassed Environmental Protection Agency ("EPA") emission requirements without the use of a catalytic converter, plus emitting 12% - 15% breathable oxygen in the exhaust, emitting no carcinogenic or toxic substances and a 50% reduction in carbon dioxide compared to gasoline. We believe the gas also has a number of safety benefits over other fuels including its own natural, distinct odor for detection, the gas is lighter than air thus dissipating quickly, and the composite material storage tanks used for MagneGas(TM) are much safer than traditional gasoline tanks in current automotive use.

         Hadronic Press, Inc. ("HPI"), the licensor of the technology rights to USMagneGas, has filed for patent protection at the following levels: (1) equipment and process, (2) new chemical structure of the gas, (3) new chemical structure of the liquid waste used for the production of gas, and (4) foreign patent coverage in 104 countries. Of the various existing patent applications, a first patent has been allowed and is currently in print at the US Patent Office.

         USMagneGas has identified several target markets and established an initial strategy of teaming with partners to develop certain specialized market applications. No partnerships have yet been formalized and there have been no revenues derived from MagneGas(TM). For the automotive applications, USMagneGas is preparing a formal application to the US Department of Energy for the Alternative Fuel Designation of MagneGas(TM) and is seeking the collaboration of an automotive manufacturer.

         All systematic measurements were made using calibrated instruments to arrive at the results. Additional information, including equipment descriptions and certifications, can be found at the Company's web site at http://www.magnegas.com

         WASTE TO ENERGY

         The Waste To Energy technologies involve the destructive distillation or pyrolysis of waste materials and the recovery of useful products. We believe that this technology may be superior to previous pyrolysis techniques because the destructive distillation takes place in an insulated atmospherically sealed vacuum distillatory reactor into which the waste materials are loaded at a predetermined rate, pyrolyzed, and the solid residue is discharged. A proprietary catalyst is used in the reactor chamber to carry out the pyrolysis at relatively low temperatures (400 to 650 degrees F). The waste materials enter the reactor chamber through an inlet airlock where a vacuum is created. The inlet airlock removes the air from the system to create a vacuum. The waste materials pass into an intake auger unit and the waste materials are compressed and discharged into the reactor chamber. In the absence of oxygen in the vacuum, the waste materials are heated in a process sometimes referred to as "pyrolysis" or "distructive distillation". This process yields gases heavily laden with hydrogen, oxygen, water vapor, and other forms of hydrocarbon gases at temperatures of up to 650 degrees F. The vacuum created in the system results in pyrolysis at increased pressure, resulting in increased effective reactor temperature (approximately 3000 degrees F) without the application of heat that would otherwise be needed to reach this temperature.

         Activity currently is concentrated at a plant in Mississippi that has been operated as a "proof of concept" facility to process tire shreds, municipal solid waste, and bone and meat meal.

         On December 15, 1999, the Company entered into an exclusive license agreement with John Rivera ("Rivera") and Tomorrows Innovative Technology Today, Inc. ("TI Tech") to license this technology. During 2000, the Company and the licensor of rights to the Waste To Energy technology have cooperated on furthering the development this technology with the construction and operation of the proof of concept facility located in Port Gibson, Mississippi.

         On January 13, 2001, the Company, Marilyn Chirinsky ("Chirinsky"), Rivera, and TI Tech entered into an agreement to develop commercial applications of the technologies. This agreement resulted in the formation of a new entity named EarthFirst Waste To Energy, Inc. ("EFWE") to develop and commercialize the Waste To Energy technology.

         The Company received a 51% interest in EFWE in exchange for transferring all of its rights under the exclusive license agreement entered into on December 15, 1999. In addition, until such time as EFWE is profitable, the Company is required to fund all operating expenses of EFWE. The Company is also required to provide all financial record keeping and administration for EFWE, as well as provide assistance with the coordination of grant applications on behalf of EFWE.

         BALANCED OIL RECOVERY SYSTEM LIFT

         The Balanced Oil Recovery System Lift, or BORS Lift, is a device that extracts oil from shallow, low-volume "stripper" wells, which are defined as those wells which produce up to 10 barrels per day. By lifting oil rather than pumping, the BORS Lift eliminates conventional rods, tubing, downhole pumps or pumping units and related maintenance costs typically associated with conventional methods. The operating concept is based on a balanced technology of extracting oil at the same rate as its recovery through the collection tube and discharging it into a collection tank without collecting water.

         Subsequent to the acquisition of SAC-1 on May 15, 2000, new management determined that the Company should focus its efforts and resources on the development of the technologies related to environmental solutions and alternative fuels. Consistent with this decision, on June 16, 2000, the Company entered into an agreement to license the BORS Lift technology to an unrelated entity. The Company is no longer involved with the BORS Lift technology other than as the licensor of its rights in the technology.

         The Company made its decision to license the BORS Lift technology because management realized that additional efforts were needed to perfect the technology and generate profitable sales. The Company will receive a royalty equal to 2% of the gross sales generated by the BORS Lift technology. As of December 31, 2000, the licensee has reported no sales and therefore no royalties have been received.

         DEMOLITION AND RECYCLING

         The Demolition and Recycling operations are conducted through a wholly-owned subsidiary, SAC-1, Inc. ("SAC-1"), (a.k.a. Strategic Acquisition Corporation). SAC-1 was formed on September 20, 1999 for the purpose of engaging in the business of demolition and recycling. SAC-1 acquired certain assets from several entities engaged in demolition and recycling businesses as well as certain related assets from other parties.

         SAC-1's headquarters are in Gibsonton, Florida. During 2000, SAC-1's management oversaw both the demolition and recycling operations and the operations shared resources including office space, accounting, and billing resources. SAC-1 enters into fixed-price contracts to demolish structures such as buildings, bridges, and other structures. Services are rendered primarily in Florida. SAC-1 conducted these operations as a combined unit. For these reasons, the combined demolition and recycling operations are reported as a single business segment.

         GOVERNMENT CONTRACTS

         On May 15, 2000, SAC-1 acquired the accounts receivable and accounts payable associated with the government contract business conducted by Octofoil International Group, Inc. ("Octofoil"). Octofoil is owned by the two individuals who were the primary shareholders of SAC-1 at the time of the May 15th acquisition.

         The Government Contract division of SAC-1 enters into contracts with various departments and agencies of the federal government, and a limited number of state and local governments, to procure various products. SAC-1 fulfills these contracts working with third parties and arranges for the goods to be delivered to the governmental buying entity at the specified location. While most goods are delivered inside the United States, some goods are shipped to locations around the world. The general characteristics of the government contracts do not differ by geographic region.

COMPETITION

         MAGNEGAS(TM)

         The alternative fuel industry is a very competitive industry consisting of potential competitors who might have superior financing, experienced management, advantageous strategic relationships and more mature technologies than our products under development. Despite the formidable competition in the alternative fuel industry, we intend to continue to develop and market MagneGas(TM), which we believe is among the cleanest, most efficient and safest of the alternative fuel sources available. We also believe that, because MagneGas(TM) is the product of a versatile waste treatment process that can support or be the primary income source, MagneGas(TM) might have significant inherent economic advantages over competitive products. MagneGas(TM) has significantly fewer pollutants than many traditional fuel sources and certain alternative fuel sources and can be easily and safely produced, transported and stored. In addition, we have identified numerous potential commercial applications for MagneGas(TM) and its primary process, PlasmaArcFlow(TM), which treats a wide variety of liquid wastes. There can be no assurance that MagneGas(TM) will prove profitable when introduced to the marketplace, and more economical and / or more environmentally efficient alternative fuels or waste treatment processes could be developed by competitors in the industry.

         WASTE TO ENERGY

         There are many competitors seeking to develop more efficient means of recycling and disposing of various forms of solid wastes. The effect of numerous federal and state environmental regulations has been to encourage the originators of the waste, governmental entities, and entrepreneurial enterprises to seek to develop more effective and efficient solutions. We have continued our efforts to develop a technology that will provide a better solution to the problems associated with the disposal of various forms of solid wastes that can be harnessed into commercially viable enterprises. Successful development of this technology would offer numerous potential customers solutions to their environmental problems. The Company's efforts to develop this technology continue in the research and development stage. There can be no assurance that a commercially successful process can be developed. There are numerous other parties seeking to develop alternative solutions to the problems associated with solid wastes and there can be no assurance that a more effective and efficient process will not be developed by one or more of these parties.

         DEMOLITION AND RECYCLING

         Competition in the demolition and recycling industries is intense with very few barriers to entry. The recycling of metals and similar products involves the purchase and resale of commodities and is heavily dependent upon location. Demolition projects are generally subject to a competitive bidding process.

         GOVERNMENT CONTRACTS

         Competition in the government contract business is also very intense with few barriers to entry.

INTELLECTUAL PROPERTY

         The Company has obtained substantially all of the intellectual rights to its technologies through licensing agreements, the most significant of which are described below.

         MAGNEGAS(TM)

         On July 5, 2000, the Company entered into a World-Wide Exclusive Agreement, License and Royalty Agreement (the "MagneGas Agreement") with Hadronic Press, Inc. ("HPI").

         WASTE TO ENERGY

         Pursuant to the terms of a license agreement between Rivera, TI Tech, and the Company dated December 15, 1999, the Company holds an exclusive world-wide license to certain pyrolytic carbon extraction technology, which is a technology used to convert solid hydrocarbon-based waste into a multi-use fuel in the form of a combustible gas while significantly reducing the waste volume.

         We believe that appropriate steps have been taken to protect the intellectual property rights of the Company. However, the steps taken may not prove sufficient to prevent misappropriation of the Company's technology rights or deter independent third-party development of similar technologies. The laws of certain foreign countries might not protect services or intellectual property rights to the same extent as do the laws of the United States. The Company relies on certain technologies that are licensed from third parties. These third-party technology licenses might not continue to be available on commercially attractive terms. The loss of the ability to use such technology could require the Company to obtain the rights to use substitute technology, which could be more expensive or offer lower quality or performance, and therefore have a material adverse effect on the Company's business, financial condition or results of operations.

         Third parties could claim infringement by the Company with respect to current or future uses. As the number of entrants into the market increases, the possibility of an infringement claim against the Company may increase, and the possibility exists that the Company could, either now or in the future, inadvertently infringe on a third-party's patent. In addition, because patent applications can take many years for approval, it is possible that the Company could, now or in the future, infringe upon a third-party's patent application now pending of which we are unaware. Any infringement claim, whether meritorious or not, could consume a significant amount of management's time and attention, result in costly litigation, cause service delays or require the Company to enter into royalty or licensing agreements which might or might not be available on commercially acceptable terms, if at all. As a result, any claim of infringement against the Company could have a material adverse effect upon our business, financial condition or results of operations.

RESEARCH AND DEVELOPMENT

         The Company licenses its technologies from the developers of the technologies. Additional research and development of these technologies are then funded internally. Notwithstanding our efforts in this regard, we are uncertain whether any of the technologies will ever develop to the point of commercial viability.

         Research and development costs incurred in 2000 and 1999 aggregated $1,588,600 and $2,457,825, respectively, and involved the following technologies:

         MAGNEGAS(TM)

         As described above, we are actively developing applications for this technology and are seeking outside partners and customers.

         WASTE TO ENERGY

         During 2000, the licensor of the Company's rights to the technologies and the Company worked together on developing commercial applications of the technologies including the development of a "proof of concept" facility in Mississippi. The Company made expenditures totaling approximately $306,000 in connection with this effort.

         OTHER RESEARCH AND DEVELOPMENT PROJECTS

         During 1999, we performed research and development on AquaFuel and Pyrolytic Carbon Extraction, or "PCE", liquid and solid waste treatment processes, respectively. We declined to renew the licenses under which we utilized the technology because we believed that our resources were better spent pursuing the commercialization of other technologies.

EMPLOYEES

         As of December 31, 2000, EarthFirst and its subsidiaries had 73 full-time employees. Approximately 12 employees are engaged in the Environmental Solutions / Alternative Fuels division, 53 employees are engaged in the Demolition / Recycling division, and 8 employees are engaged in government contracting. Management considers its relations with its employees to be satisfactory. None of the employees are represented by a union.

WHERE YOU CAN FIND MORE INFORMATION

         The Company files annual, quarterly, and special reports, and other information with the Securities and Exchange Commission ("SEC"). SEC filings are available to the public over the Internet at the SEC's web site at HTTP://WWW.SEC.GOV. You may also read and copy any document at the SEC's public reference rooms in Washington, D.C., New York, New York, and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms.

ITEM 2.  DESCRIPTION OF PROPERTIES

         USMagneGas maintains a 10,000 square-foot facility in Largo, Florida at which it conducts its research and development activities. This facility is subject to two consecutive one-year lease terms commencing November 1998. The Company extended the lease on this facility for an additional one-year period through November 2001. The annual base rent is approximately $40,800.

         The headquarters for SAC-1 is located on a parcel of real property located in Gibsonton, Florida. The recycling operations are conducted at the Gibsonton property. The facility in Gibsonton includes a single story brick structure that houses offices for the demolition and recycling operations. Machinery and equipment utilized in processing scrap purchased by the Recycling division is also located at this site. Two temporary trailers are located at this site as office space for SAC-1. SAC-1 also utilizes a parcel of real property near Brooksville, Florida as a collection center for the recycling operations. SAC-1 recently leased a site near Auburndale, Florida to function as a collection center for its recycling operations.

         The government contracting operations are headquartered at a location on Falkenburg Road in Tampa, Florida that is owned by an entity controlled by John Stanton, the Chief Executive Officer of EarthFirst. The related entity also uses this location as its headquarters.

         EarthFirst has its corporate office at 1226 Tech Blvd., Tampa, Florida. This location is leased by another entity in which Mr. Stanton and several other EarthFirst shareholders have an interest. The other entity uses this location as its headquarters and center of operations.

INVESTMENT POLICIES

         The Company does not have any limitations on the amounts that may be invested in any one investment or type of investment. The Company has no holdings in real estate, except as described above, or real estate mortgages and similar securities or publicly traded securities. The Company does not have any investments in persons or companies primarily devoted to such investments, and it is not the policy of the Company to make investments for the purpose of capital gain or passive income. Presently, all available monies fund day-to-day operations.

ITEM 3.  LEGAL PROCEEDINGS

         SEC ENFORCEMENT INQUIRY

         In a letter dated November 19, 1999, the Company was notified that the Securities and Exchange Commission was conducting an informal inquiry in connection with matters relating to the Company's financial statements and periodic reports, including matters addressed by the restatement of financial results disclosed in the Company's 1999 Form 10-KSB. The Commission indicated that its inquiry should not be construed as any indication by the Commission or its staff that any violation of law has occurred, nor as an adverse reflection upon any person, entity or security. The Company has not had any communication from the Commission regarding this matter subsequent to the release of the 1999 Form 10-KSB. At this time, the outcome of this inquiry cannot be determined.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         EarthFirst shares trade on The National Association of Securities Dealers ("NASD") OTC Bulletin Board (the "Bulletin Board") under the trading symbol "EFTI". EarthFirst shares commenced trading in June 1998, prior to which time there was no public market for these securities. The following table sets forth, for the periods indicated, the range of high and low closing bid quotations as reported by the Bulletin Board for each quarter during the last two fiscal years. The bid quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

                                                            HIGH      LOW
                                                          -------  --------
Fiscal Year Ended December 31, 1999
         First Quarter..................................  $ 2.437  $  1.375
         Second Quarter.................................    2.437      .906
         Third Quarter..................................    1.187      .375
         Fourth Quarter.................................     .687        35


Fiscal Year Ended December 31, 2000
         First Quarter..................................     1.72       .38
         Second Quarter.................................     1.38       .28
         Third Quarter..................................      .52       .28
         Fourth Quarter.................................      .34      .094

         On March 29, 2001, the last reported sales price for EarthFirst shares on the Bulletin Board was $0.29 per share. At March 29, 2001, the Company had 449 stockholders of record. The Company estimates that there are approximately 2,659 beneficial owners of its common stock.

The Company has never paid cash dividends on its common stock and it is not expected that any such dividends will be paid in the foreseeable future. The Company currently intends to retain any future earnings for use in the business. The payment of any future dividends on EarthFirst common stock will be determined by the Board of Directors in light of future conditions then existing, including the financial condition of the Company, funding requirements for activities, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

RECENT SALES OF UNREGISTERED SECURITIES

         The securities described below were issued by the Company during the period covered by this report and were not registered under the Securities Act of 1933, as amended. Each of the transactions is claimed to be exempt from registration pursuant to Section 4 (2) of the Securities Act as transactions not involving a public offering. All of such securities are deemed to be restricted securities for the purposes of the Securities Act. All certificates representing such issued and outstanding restricted securities have been properly legended, and "stop transfer" instructions have been issued to the transfer agent with respect to such securities. Except as noted, no commissions were paid in connection with any of the issuances.

         STOCK ISSUANCES FOR CASH

         During fiscal 2000, the Company issued an aggregate of 7,161,306 shares of its common stock in various capital raising transactions. The aggregate amount of funds raised by these issuances totaled $2,037,411, net of stock offering costs. The stock issuances included the transactions described below.

         Included among these transactions was a private placement conducted from August through October of 2000, in which the Company offered and sold an aggregate of 774 shares of convertible preferred stock at a $1,000 stated value to 22 accredited investors at a per share price of $1.00 per share. Each investor immediately elected to convert their preferred shares into common shares at a per share price ranging from $0.1547 to $0.4533 for preferred shares (1,097,561 shares of common stock). The conversion rate was equal to 90% of the bid price of registered shares on the date of the conversion. The investors also received a warrant to purchase a like number of common shares at a price equal to 120% of the price at which the conversion was made. These warrants are effective for a period of two years.

         On August 7, 2000, the Company issued 500 shares of $1 par, $1,000 stated value convertible preferred stock to John Stanton, and three individuals employed by an affiliate of the Company in exchange for cash payments totaling $500,000. The individuals immediately exercised the conversion feature and received 1,683,502 shares of common stock, and corresponding warrants, under the same terms and conditions offered to other investors as described above.

         STOCK ISSUANCES FOR SERVICES

         In fiscal 2000, the Company issued an aggregate of 4,875,441 shares of common stock in consideration for various services provided to the Company. This included the issuance of 1,500,000 shares issued pursuant to a World-Wide Exclusive Assignment, License, and Royalty Agreement entered into effective July 5, 2000. During the second quarter of 2000, the Company also issued 1,600,000 shares of common stock to its legal counsel and 500,000 shares in connection with the licensing of the BORS Lift technology and the assumption of certain liabilities. Shares were also issued to employees, independent contractors, and in connection with certain licensing agreements.

         In December 2000, the Company adopted a stock option plan for the benefit of its employees. Pursuant to this plan, members of management have been granted incentive stock options, as contemplated under Section 422 of the Internal Revenue Code (the "Code"), to acquire an aggregate of 5,500,000 shares of the Company's common stock at prices ranging from $0.11 to $1.00 per share. The options vest in 2000 and 2001.

         ACQUISITION OF SAC-1, INC.

         On May 15, 2000, the Company executed an Acquisition and Stock Exchange Agreement to acquire all of the outstanding stock of SAC-1, Inc. in exchange for 26,500,000 shares of the Company's common stock.

         CONVERSION OF SERIES 1999-A CONVERTIBLE NOTES

         In February 1999, the Company issued and sold $750,000 of Series 1999-A Eight Percent (8%) Convertible Notes due January 2002 to an accredited investor. The notes are convertible into common stock after a period of 90 days from the date of the note at a conversion price equal to the lesser of (1) 100% of the lowest of the closing bid prices for the Company's common stock for the five trading days immediately preceding the date of the note; or (2) eighty percent (80%) of the lowest of the closing bid prices for the Company's common stock for the five trading days immediately preceding the conversion date as defined. During 2000, the investor converted all of the principle balance of the notes, plus accrued interest and liquidated damages for failure to obtain certain registration rights, into 2,199,284 shares of the Company's common stock.

         ISSUANCE OF CONVERTIBLE NOTES

         In March 2000, the Company issued and sold $700,000 of Series 2000-A Eight Percent (8%) Convertible Notes due March 31, 2002 to this same accredited investor. The notes are convertible into common stock after a period of 90 days from the date of the note at a conversion price equal to the lesser of (1) $.75; or (2) eighty percent (80%) of the lowest of the closing bid prices for the Company's common stock for the five (5) trading days immediately preceding the conversion date, as defined.

         In connection with the issuance of the convertible notes, the Company and the investor executed a Registration Rights Agreement regarding the registration of these securities under the Securities Act of 1933, as amended. The Company was unable to fulfill its obligation under this agreement. As liquidated damages, the Registration Rights Agreement provides for liquidated damages equal to 1.5% per month of the amount invested.

In connection with the issuance of the convertible notes, the Company issued the investor warrants to purchase 70,000 shares of the Company's common stock at a purchase price of $1.54 per share. The warrants may be exercised on or before March 30, 2003.

         COMMON STOCK ISSUED ON CONVERSION OF PREFERRED SHARES

         In March 1999, the Company issued 750 shares of convertible Series A 7% Preferred Stock to an accredited investor for $750,000. The Series A Preferred Stock generally is convertible into EarthFirst common stock at 75% of the average closing bid of the common stock of any two days during the 20 trading days immediately prior to the date on which notification of the conversion is provided to the Company. During 2000, the holder of the Preferred Stock elected to convert 289 preferred shares, plus accrued dividends, into 1,233,549 common shares. In January 2001, the preferred shareholder elected to convert an additional 120 shares of preferred stock, plus accrued dividends, into 1,600,000 common shares.

         DEBT CONVERSIONS OF SHAREHOLDER LOANS

         On September 8, 2000, John Stanton and an individual employed by an affiliated entity, converted debt owed by the Company and SAC totaling $2,100,000, into a total of 8,235,294 shares of common stock at a conversion price of $.255 per share. No warrants or any similar rights were issued in connection with this transaction.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the results of operations and financial condition. The discussion should be read in conjunction with the audited consolidated financial statements and notes thereto.

         We are continuing to develop and refine the MagneGas(TM) and Waste To Energy technologies and have had discussions with various potential end users of the technology and possible joint venture partners. No revenues were derived from these technologies during 2000. We believe that the MagneGas(TM) technology has potential applications in both the remediation of environmentally harmful waste products and in use as a clean burning fuel. We believe that the Waste To Energy technology has the potential for solving serious problems for the disposal and reclamation of solid waste products. Although we believe that sales resulting from these technologies will contribute to our revenues in the future, there can be no assurances that such revenues will be generated. Both technologies will require further development in the future in order to determine whether commercially viable applications can be developed.

         During the next 12 months, we plan to continue to focus on developing commercially viable applications of the MagneGas(TM) and Waste To Energy technologies. We believe that there are applications of both technologies that can, in the short-term, be developed to provide solutions for the disposal, reclamation, or treatment of various forms of environmentally harmful liquid and solid waste. We have developed the sewage treatment and animal waste processing capability of the MagneGas technology to a level where sterilization is consistent and effective. We are hopeful that contracts can be entered into in the near future that will allow us to prove the concepts for both technologies during fiscal 2001 in a manner that is profitable to the Company. Additional research and testing will be necessary to develop the technologies for these applications and there can be no assurances that these efforts will produce a commercially viable solution.

         We believe that the development of MagneGas(TM) as a commercially acceptable clean burning fuel is a longer-term endeavor that will ultimately require the Company to enter into a joint venture partnership with one or more major companies in the automotive or petroleum industries. In addition, the attributes of MagneGas for application to the fuel cell industry look promising. While we are optimistic about the performance results we have achieved thus far in our testing of MagneGas(TM) as an alternative fuel, there remain many technical and logistical issues that must be resolved, including creating the ability to produce MagneGas(TM) on a large scale, before this technology can be adapted into a commercially viable process. Significant additional research will be needed, and significant additional expenditures will need to be incurred, to address these issues. There can be no assurances that these technical and logistical issues can be overcome on a commercially viable basis or that an agreement with a joint venture partner can be obtained.

         We believe that the waste to energy plant in Mississippi has demonstrated that solid wastes can be processed into usable materials. To capitalize on this technology, we have designed enhancements that we believe will support the development of a distributed generation of power system by producing electricity from the by-products of the pyrolysis process. We are currently working with an engineering company to produce a turnkey engineered, manufactured and installed plant for sale to end users.

         During 2000, revenues from continuing operations were derived from demolition contracts and sales of scrap ($6,229,130), and government contracts ($2,134,680).

         During 2000, we experienced losses on several demolition contracts that significantly contributed to the overall loss from this segment. These losses resulted from inaccurate estimating of job costs, problems in the execution of certain demolition projects, and job overruns. We are taking steps to negotiate additional billings on certain demolition projects for cost overruns attributable to additional work not contemplated in the original bids. There can be no assurances that these negotiations will be successful and if successful, to what extent these additional billings can be recovered.

         The Company's government contract operations during fiscal 2000 reflected a slight profit from operations. This profit has not been reduced for any expenditures incurred by the home office on behalf of this segment. We believe that our efforts in the government contract segment cannot be leveraged on the scale necessary to achieve significant growth and profitability. During the next 12 months, we plan to reduce the level of activity in the government contract segment and focus our resources on the development of the MagneGas(TM) and Waste To Energy technologies. We believe that these technologies provide the most promise for the maximization of shareholder value and therefore warrant these additional resources.

FISCAL 2000 COMPARED TO FISCAL 1999

         Revenues, cost of sales, and gross profits for the years ended December 31, 2000 and 1999 were not comparable because the businesses that generated revenues in 1999 were discontinued during 1999 and 2000. Accordingly, the results of these operations are included under the Discontinued Operations section of the Consolidated Statements of Operations. In addition, the business segments that produced revenues during fiscal 2000 were acquired on May 15, 2000 and consequently did not impact the fiscal 1999 amounts.

         Selling, general and administrative expenses for the year ending December 31, 2000 are also not comparable to the year ending December 31, 1999 for the reasons stated above. Selling, general and administrative expenses for the year ending December 31, 2000 are related primarily to the business operations of SAC-1, accounting and legal fees, and amounts paid to other professional services providers.

         Direct research and development expenses declined from $2,457,835 in fiscal 1999 to $1,588,600 in fiscal 2000, a 35% decrease. The decline is attributable to non-cash charges relating to research-related stock-based compensation and licensing agreements that totaled approximately $1,600,000 during fiscal 1999 as compared to approximately $600,000 during fiscal 2000. Cash expenditures for research during 2000 increased over the prior year due to increased activity in the development of both the MagneGas(TM) and Waste To Energy technologies.

         Interest expense increased during fiscal 2000 over that in the prior year due principally to the beneficial conversion feature of convertible debentures issued during 2000 that resulted in non-cash interest expense of $641,200. Additional interest expense was incurred in connection with delinquent payroll tax liabilities and from the liabilities of SAC-1 acquired on May 15, 2000.

         Losses from continuing operations increased approximately $1,980,000 from $3,663,358 to $5,645,661 during fiscal 2000 as compared to fiscal 1999. This was caused primarily by the increased overhead associated with the businesses acquired in May 2000.

FISCAL 1999 COMPARED TO FISCAL 1998

         Revenues, cost of sales, and gross profits for the years ending December 31, 1999 and 1998 were not comparable because the businesses that generated revenues in both years were discontinued in 1999 and 2000. The results of these operations are included under the Discontinued Operations section of the Consolidated Statements of Operations. Similarly, selling, general and administrative expenses for the years ending December 31, 1999 and 1998 are also not comparable for the reasons stated above.

         Research and development expenses increased approximately 107% from $1,184,848 in fiscal 1998 to $2,457,835 in fiscal 1999. Of this increase, $930,000 was attributable to increases in non-cash charges relating to research-related stock-based compensation and licensing agreements.

           We experienced a net loss of $12,062,668 or ($0.43) per share for the fiscal year ended December 31, 1999, a 112% increase over the net loss for fiscal 1998. Due the increase in the weighted average shares outstanding at the end of fiscal 1999, however, the net loss per share was 12% lower than the net loss per share in fiscal 1998. Total non-cash charges to the Company were $4,980,247 or 42% of the net loss for fiscal 1999.

         Interest expense was up from $21,234 during fiscal 1998 to $290,618 during fiscal 1999 due to higher levels of borrowings during the year, primarily from the convertible notes issued in February 1999.

         A $375,706 investment in a joint venture in the Dominican Republic was written off during 1999. The joint venture was formed with parties in the Dominican Republic to construct and operate an alternative fuel production facility. Subsequently, the other parties failed to perform under the terms of the proposed joint venture agreement, and the joint venture did not proceed.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has experienced recurring net losses since inception and, as such has experienced negative operating cash flows in both fiscal 2000 ($5,340,360) and fiscal 1999 ($5,747,271). The Company continues to experience negative operating cash flows during the first quarter ending March 31, 2001. The Company has historically funded these negative operating cash flows with proceeds from sales of common and preferred stock, notes and convertible debentures payable, and equipment sale/leaseback transactions.

         During 2000, John Stanton and certain entities related to Mr. Stanton advanced the Company funds for operations. In December 2000, the Company entered into a revolving credit line agreement with an entity related to Mr. Stanton secured by all of the assets of the Company. As of December 31, 2000, the Company owed $3,772,689 pursuant to this agreement.

         The amount received during 2000 from the sources described above totaled approximately $7,025,000. The Company currently has negative working capital of approximately $1,210,000 as of December 31, 2000.

INCOME TAXES

         The Company has a net operating loss carry forward for federal income tax purposes of approximately $19,900,000 that is available to offset federal taxable income through fiscal 2020. A portion of this carry forward is limited under Section 382 of the Internal Revenue Code ("Code") due to the occurrence of an ownership change as defined in the Code. A 100% valuation allowance has been provided on deferred tax assets resulting from the net operating loss carry forwards discussed above.

EFFECTS OF INFLATION

         Management does not believe that inflation has had a significant impact on the financial position or results of operations of the Company since its inception.

ITEM 7.  FINANCIAL STATEMENTS

         The consolidated 2000 financial statements for the Company, including the notes thereto, together with the report thereon of Aidman, Piser & Company, P.A. is presented with the audited financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in or disagreements with accountants on accounting and financial disclosure issues with respect to any financial statements for the Company for 1999 or 2000. As previously disclosed, on January 5, 2000, Harper, Van Scoik & Company, LLP, the independent accountant who audited the 1998 financial statements, resigned. Aidman, Piser & Company, P.A. has served as the independent public accountant for the Company for the 1999 and 2000 audited financial statements.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The executive officers, directors and other significant employees of the Company, and their ages and positions, are as follows:

NAME OF INDIVIDUAL      AGE       POSITION
------------------      ---       --------

John Stanton             52       President and Chief Executive Officer
                                      Chairman of the Board of Directors

Leon Toups               62       Secretary, Executive Vice-President

Philip Rappa             53       Vice-President of Operations and Director

Tim Klace                41       Chief Financial Officer


The following is a brief description of the professional experience and background of the directors and officers.

         John D. Stanton assumed the role of Chairman of the Board of Directors, President and Chief Executive Officer on May 15, 2000 in connection with the acquisition of SAC-1. From 1987 through the present, Mr. Stanton has served as the President and Chief Executive Officer of Florida Engineered Construction Products, Corporation. Since the early 1990's, Mr. Stanton has been, and continues to be, involved in turn-around management for financially distressed companies, providing both management guidance and financing. In 1981, Mr. Stanton assumed the role of Chief Financial Officer for Florida Engineered Construction Products, Corporation, a privately held manufacturer of residential and commercial construction products, located in Tampa, Florida. Mr. Stanton worked as an auditor with the international professional services firm that is now known as Ernst & Young, LLP from 1973 through 1981. Mr. Stanton, a Vietnam veteran of the United States Army, graduated from the University of South Florida with a Bachelors Degree in Marketing and Accounting in 1972, and with an MBA in 1973. Mr. Stanton earned the designation of Certified Public Accountant in 1974 and was a Sells Award winner in the CPA examination.

Leon H. Toups was the Chairman of the Board, President and Chief Executive Officer from the inception of the Company through May 15, 2000. Mr. Toups currently serves as the Executive Vice-President for Research and Development for EarthFirst. Mr. Toups also serves as the President of USMagneGas, Inc., the President of EuroMagneGas, Inc., and the President of EarthFirst Waste To Energy, Inc. From 1980 to the present, Mr. Toups has served as President and Chairman of the Board of Directors of DMV, Inc., a real estate holding company located in Clearwater, Florida. From 1973 through 1980, Mr. Toups served as President and Chief Operating Officer, as a member of the Board of Directors and as a member of the Executive Committee of Chromalloy American Corporation, a New York Stock Exchange traded company located in St. Louis, Missouri, and as President of Chromalloy Natural Resources Company, in Houma, Louisiana. Mr. Toups was a test conductor with NASA from 1965 to 1970 and was with Boeing Corporation from 1970 through 1973. Mr. Toups holds the following degrees: M.S. Aerospace Engineering, University of Florida; M.S. Mechanical Engineering, Georgia Tech; B.S. Mechanical Engineering, Georgia Tech and E.A.A. from Massachusetts Institute of Technology.

Philip Rappa has served as Vice President of Operations, General Manager, and a director, since September 1999. Mr. Rappa was the President and Chief Executive Officer of SuperPower, Inc., located in St. Paul, Minnesota from 1993 to 1996. Mr. Rappa served as Vice President of national / international sales and marketing of ABB CEAG Power Supplies, Inc., of Palm Coast, Florida. In addition, Mr. Rappa served as manufacturing/test manager at Applied Digital Data Systems in Hauppauge, New York and director of manufacturing for Siemens Corporation, also in Hauppauge. Mr. Rappa has 26 years of experience in the design, manufacture and marketing of high- and low-voltage systems for the computer, industrial and telecommunication industries. He earned a Bachelors degree in Business from the University of Texas El Paso, an MBA from Central Florida University and a BSEE from the New York Institute of Technology.

Tim Klace assumed the role of Chief Financial Officer in August 2000. Mr. Klace worked as a tax consultant with Ernst & Young, LLP from 1982 through August 2000. He has over 18 years of experience in advising public and private companies of all sizes in a wide range of tax and accounting matters. Mr. Klace currently works with Mr. Stanton in providing financial and management services to other companies that are in financial distress. Mr. Klace is a Certified Public Accountant and a past president of the West Coast Chapter of the Florida Institute of Certified Public Accountants. Mr. Klace graduated from the University of Florida in 1982 with a Masters Degree in Accounting.

AUDIT COMMITTEE

         The Company's Board of Directors currently does not have an Audit Committee.

COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

         Section 16 (a) of the Securities Exchange Act of 1934 requires a company's officers, directors and persons who own more than ten percent of a registered class of such company's equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish the Company with copies of all Section 16 (a) forms they file. Based on its records, Management believes that all required filings have been made by the Company's officers, directors, and ten percent beneficial owners.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth information for each of the fiscal years ended December 31, 2000, 1999, and 1998 concerning the compensation paid and awarded to our Chief Executive Officer and our Secretary/Executive Vice President. Neither individual received any other annual compensation from the Company. There were no other executive officers or key employees whose total annual salary and bonus exceeded $100,000 for these periods.

                               ANNUAL                        LONG-TERM
                            COMPENSATION                   COMPENSATION
                      ---------------------------              AWARDS           PAYOUTS
                                                     ------------------------   -------
                                                     RESTRICTED   SECURITIES             ALL
      NAME AND                                         STOCK      UDERLYING       LTIP   OTHER
PRINCIPAL POSITION     YEAR      SALARY     BONUS      AWARD       OPTIONS       PAYOUTS  COMP
------------------     ----     --------    -----    -----------  -----------    ------- -----
John D. Stanton        2000     $      0     $0      $       0     2,000,000(2)     $ 0  $ 0
Chief Executive        1999     $      0     $0      $       0             0        $ 0  $ 0
Officer and            1998     $      0     $0      $       0             0        $ 0  $ 0
President (1)

Leon H. Toups (3)      2000     $ 96,000     $0      $       0             0        $ 96,000
Secretary and          1999     $112,000     $0      $       0       650,000(3)     $112,000
Executive              1998     $ 63,666     $0      $ 415,350 (3)         0        $479,016
Vice-President (4)

(1) Mr. Stanton assumed the role of Chief Executive Officer and President as of May 16, 2000. Prior to this date, Mr. Stanton was not employed by the Company.
(2) Mr. Stanton was granted options to acquire 2,000,000 shares of the Company's Common stock at a price of $1.00 per share. Half of these options vested immediately and the remaining options vest on May 15, 2001.

(3) In lieu of 650,000 common shares previously issued and rescinded, Mr. Toups was granted an option to purchase a like number of shares at an exercise price of $1.10 per share.
(4) Mr. Toups was the Chief Executive Officer from the inception of the Company through May 15, 2000.


         The following table sets forth, for the individuals named in the Summary Compensation Table above, certain information concerning stock options granted during 2000. The Company has never issued stock appreciation rights. Options were granted at an exercise price above the fair market value of the common stock at the date of grant. The term of the options granted is five years from the date of grant.


                                                                                       POTENTIAL REALIZABLE
                               PERCENTAGE    EXERCISE                                 VALUE AT ASSUMED RATES
                                OF TOTAL     OR BASE       MARKET                        OF STOCK PRICE
                                OPTIONS      PRICE PER    PRICE ON                       APPRECIATION FOR
                      OPTIONS   GRANTED       SHARE       DATE OF      EXPIRATION         OPTION TERM (1)
NAME                  GRANTED   IN 2000       ($/SH)       GRANT          DATE            5%          10%
--------------------  -------  ---------     ---------    --------     ----------   -------------------------

John Stanton         2,000,000   25%          $1.00       $0.11        Dec. 2005      $  1,158    $  1,331


         (1) The dollar amounts under this column are the result of calculations at the 5% and 10% rates set by the Commission and therefore are not intended to forecast possible future appreciation, if any, of the stock price of our common stock. If the price of the Company's stock were in fact to appreciate at the assumed 5% or 10% annual rate for the three-year term of this option, a $1,000 investment in the Common Stock would be worth $1,158 and $1,331, respectfully, at the end of the term.

           The following table sets forth, for the executives named in the Summary Compensation Table, certain information concerning the options exercised during fiscal 2000 and the number of shares subject to exercisable and unexercisable stock options as of December 31, 2000. The values for "in-the-money" options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 2000 and the exercise price of the options.

                   NUMBER OF               NUMBER OF SECURITIES UNDERLYING
                     SHARES                     UNEXERCISED OPTIONS AT
                    ACQUIRED     VALUE             DECEMBER 31, 2000
NAME              ON EXERCISE  REALIZED    EXERCISABLE          UNEXERCISABLE
---------------   -----------  --------    -----------          -------------
John D. Stanton      None        $ 0        1,000,000               1,000,000

Leon H. Toups        None        $ 0          650,000                   None


                                            VALUE OF UNEXERCISED "IN THE MONEY"
                                              OPTIONS AT DECEMBER 31, 2000
                                            EXERCISABLE         UNEXERCISABLE
                                            -----------         -------------

                                               (1)
                                               N/A                   N/A

                                               N/A                   N/A


(1)  None of the above options were "in-the-money" at December 31, 2000.


DIRECTORS' COMPENSATION

         The Company does not pay compensation to directors for serving on the Board.

EMPLOYMENT AGREEMENTS

         The Company and John Stanton executed an employment agreement effective May 15, 2000. The term of the agreement is for a period of two years ending on May 15, 2002. At this time, Mr. Stanton has agreed to receive no cash compensation for his services as the President and Chief Executive Officer for the Company. The Company's Board of Directors may provide for cash compensation in the future based upon changing business conditions for the Company. Such future adjustment can include compensation for services prior to the adjustment. As part of the agreement, the Company issued Mr. Stanton options to acquire 2,000,000 shares of the Company's common stock at an exercise price of $1.00 per share. One half of these options vested on May 15, 2000 and the remaining options vest on May 15, 2001.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND    MANAGEMENT

           The following table sets forth certain information regarding ownership of the Company's common stock as of March 12, 2001 by each person known to us to own beneficially more than 5% of the outstanding common stock of the Company, by each person who is a director, by each person listed in the Summary Compensation Table and by all directors and officers as a group.

           The information reflected in the following table was furnished by the persons listed therein. The calculations of the percent of shares beneficially owned are based on 100,587,617 shares of common stock outstanding on March 22, 2001 plus, with respect to each such person, the number of additional shares that will be outstanding upon exercise of the warrants and options exercisable within sixty (60) days set forth herein.

      NAME AND ADDRESS OF              BENEFICIAL        PERCENTAGE
       BENEFICIAL OWNER                OWNERSHIP          OF CLASS
----------------------------         --------------      ----------

John D. Stanton                      34,348,513 (1)       34.11%
P.O. Box 172117
Tampa, Florida 33672

Leon H. Toups                         4,006,680 (2)        3.98%
418 Harbor View Lane
Largo, Florida 33770

Philip M. Rappa                       1,475,000 (3)        1.46%
5333 Wellfield Road
Newport Richey, Florida 34655

Ralph W. Hughes                      11,683,386           11.60%
P.O. Box 24567
Tampa, Florida 33623

The Michigan Trust                    5,000,000            4.97%
Joel Perlman, Trustee
1101 Belcher Road, S, Ste B
Largo, Florida 33771

All Officers and Directors           40,830,193           40.55%
  (Four persons)

         (1) Includes options to purchase 2,000,000 shares of Common Stock at an exercise price of $1.00 per share.

         (2) Includes options to purchase 650,000 shares of Common Stock at an exercise price of $1.10 per share.
         (3) Includes options to purchase 1,400,000 shares of Common Stock at an exercise price of $.30.


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Commencing shortly after the acquisition of SAC-1 on May 15, 2000, John Stanton and Ralph Hughes, and entities related to these individuals, made loans to the Company and its subsidiaries to provide funding for the research and development efforts of EarthFirst and USMagneGas as well as to provide working capital for both EarthFirst, USMagneGas, and SAC-1. Funding was also provided to compromise and otherwise satisfy numerous debt obligations of EarthFirst that existed as a result of activities occurring on or before May 15, 2000. As previously disclosed, a portion of the debt owed to Mr. Stanton and Mr. Hughes was converted into EarthFirst common stock on September 8, 2000.

         On December 15, 2000, EarthFirst and Florida Engineered Construction Products, Corporation ("FECP Corporation") executed a Revolving Line of Credit Promissory Note and a related Security Agreement. At the same time, SAC-1 and FECP Corporation also executed a similar Revolving Line of Credit Promissory Note and a related Security Agreement. Collectively, Mr. Stanton and Mr. Hughes own over 80% of the outstanding common stock of FECP Corporation and are the President and Chairman of the Board, respectively, for FECP Corporation. Both Promissory Notes are payable on demand. The promissory note executed by SAC-1 bears interest at the rate of 10% per annum while the promissory note executed by EarthFirst bears interest at the rate of 9.9% per annum. As of December 31, 2000, the balance owed to FECP Corporation was $3,772,689. A total of $1,500,000 of the balance owed to FECP Corporation was converted into 13,793,103 shares of the Company's common stock in January of 2001.

         FECP Corporation has provided assistance to EarthFirst, USMagneGas, and SAC-1 subsequent to the May 15, 2000 acquisition of SAC-1. Employees of FECP Corporation provide a variety of services to the Company, including assistance with financial accounting, human resources, engineering, preparation of income and property tax returns, and purchasing. All of these services have been provided at a nominal cost. FECP Corporation has also made purchases on behalf of the Company in connection with its research and development efforts for which it has not yet been reimbursed.

         In June 1999, the Company borrowed $65,000 from DMV, Inc., a company 100% owned by Leon H. Toups. This indebtedness is evidenced by a promissory note which bears interest at a rate of 12% per annum, is for a term of two years and requires 24 monthly payments of principal and interest payments of $3,060. The note is secured by certain accounts receivable, inventory, and equipment. During 2000, payments aggregating $12,791 were made on this note. In March 2001, the note was converted to 346,410 shares of the Company's common stock.

         In July 1999, the Company borrowed $75,000 from Leon H. Toups. This indebtedness is evidenced by a promissory note which bears interest at a rate of 12% per annum, is for a term of two years, and requires 24 monthly payments of principal and interest of $3,530.51. The note is secured by certain accounts receivable, inventory, and equipment. During 2000, a payment of $14,613 was made on this note. During March 2001, the note was converted to 282,826 shares of the Company's common stock.

         The transactions described above are on terms no less favorable to the Company than those that could have been obtained from independent third parties in arms-length negotiations.

ITEM 13.   EXHIBITS, LIST AND REPORTS ON FORM 10-KSB.

(a)     Exhibits

3.1     Certificate of Incorporation of the Company. (*)
3.2     By-Laws of the Company. (*)
3.3 Articles of Amendment to Articles of Incorporation filed with the Florida Secretary of State on November 24, 1998. (**)
3.4 Articles of Amendment to Articles of Incorporation filed with the Florida Secretary of State on March 30, 1999. (**)
3.5 Articles of Amendment to Articles of Incorporation filed with the Florida Secretary of State on June 26, 2000. (+)
3.6 Articles of Amendment to Articles of Incorporation filed with the Florida Secretary of State on February 28, 2001. (+)
4.1 Series 2000-A Eight Percent (8%) Convertible Note due March 31, 2002 given to The Augustine Fund, L.P. by the Company, dated March 30, 2000. (+)
4.2 Registration Rights Agreement by and between The Augustine Fund, L.P. and the Company, dated March 30, 2000. (+)
10.1 Exclusive License Agreement by and between the Company, John Rivera, and Tomorrows Innovative Technology Today, Inc. dated December 15, 1999.
        (+)
10.2 Formation Agreement by and among the Company, Marilyn Chirinsky, John Rivera, and Tomorrows Innovative Technology Today, Inc. dated January 13, 2001, including the Exhibits F and G referred to in the agreement. (+)
10.3 World-Wide Exclusive Assignment, License and Royalty Agreement by and between the Company and Hadronic Press, Inc. entered into on July 5, 2000. (+)
10.4 The Technology Exclusive License and Royalty Agreement between USMagneGas and Hadronic Press, Inc. entered into on July 5, 2000. (+)
10.5 Letter of Intent relating to the formation of EuroMagneGas and AsiaMagneGas between USMagneGas and Hadronic Press. (+)

10.6 Consulting Agreement by and between USMagneGas, Dr. Ruggero Maria Santilli, and the Institute for Basic Research, Inc. entered into on July 7, 2000. (+)
10.7 Santilli Technology Exclusive Assignment and Royalty Agreement by and among Hadronic Press, Inc., The Institute for Basic Research, Inc., Ruggero Maria Santilli, and the Company, dated February 3, 2000. (**)
10.8 Scientific Consulting Agreement by and between Ruggero Maria Santilli and the Company dated January 1999. (**)
10.9 Technology Assignment and Royalty Agreement by and between the Company, Ennotech, Inc., and BORS International, L.L.C. entered into on June 16, 2000. (+)
10.10 Royalty Agreement by and between the Company and BORS International, L.L.C. entered into on June 16, 2000. (+)
10.11 Revolving Line Of Credit Promissory Note dated December 15, 2000 by and between the Company and Florida Engineered Construction Products, Corporation and related Security Agreement. (+)
10.12 Revolving Line Of Credit Promissory Note dated December 15, 2000 by and between SAC-1, Inc., Eagle Amalgamated Services, Inc. and Florida Engineered Construction Products, Corporation and related Security Agreement. (+)
10.13   The Company's Equity Incentive Plan. (+)
10.14 Acquisition and Stock Exchange Agreement dated May 15, 2000 for the acquisition of SAC-1, Inc. (***)
21      List of Subsidiaries.


* Previously filed as Exhibits to, and incorporated by reference from, the Company's Form 10-SB on March 11, 1998.
** Previously filed as Exhibits to, and incorporated by reference from, the Company's 1999 Form 10-KSB on May 12, 2000.
***  Previously, filed with Form 8-K on May 30, 2000.
+    Filed herewith.

(b) The following reports on Form 8-K were filed during fiscal 2000:

(i) On May 30, 2000, Form 8-K was filed for the purpose of reporting the acquisition of SAC-1, Inc. on May 15, 2000.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
EarthFirst Technologies, Incorporated
Tampa, Florida

We have audited the accompanying consolidated balance sheet of EarthFirst Technologies, Incorporated and Subsidiaries (the "Company"), (formerly known as Toups Technology Licensing, Incorporated) as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of EarthFirst Technologies, Incorporated and Subsidiaries, at December 31, 2000, and the consolidated results of their operations and their cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                      /s/ Aidman, Piser & Company, P.A.


March 15, 2001
Tampa, Florida

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000

                                     ASSETS

Current assets:
   Cash                                                                $ 1,518,721
   Accounts receivable:
     Trade (net of $525,000 allowance for future returns)                1,961,421
     Retainage                                                             195,255
   Inventories                                                             694,304
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                                     515,804
   Prepaid expenses and other current assets                                 1,208
                                                                       -----------
     Total current assets                                                4,886,713

Property and equipment, net                                              2,235,440
Goodwill, net                                                            4,210,651
Other assets                                                                   820
                                                                       -----------

                                                                       $11,333,624
                                                                       ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of notes and other payables, related parties     $   232,636
   Current maturities of long-term debt                                    342,566
   Accounts payable                                                      3,646,379
   Accrued expenses                                                      1,312,151
   Lease obligations                                                       381,102
   Dividends payable                                                        81,760
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                                     101,206
                                                                       -----------
     Total current liabilities                                           6,097,800

Notes and other payables, related parties, less current maturities       3,772,689
Long-term debt, less current maturities                                    371,338
Convertible debentures                                                     700,000
                                                                       -----------
     Total liabilities                                                  10,941,827
                                                                       -----------

Commitments and contingencies                                                 --

Stockholders' equity:
   Series A preferred stock, par value $1, 10,000,000
     shares authorized, 461 shares issued and outstanding                      461
   Common stock, par value $.0001, 250,000,000
     shares authorized, 84,834,825 shares issued and outstanding             8,484
   Additional paid-in capital                                           30,479,037
   Accumulated deficit                                                 (28,828,125)
                                                                       -----------
                                                                         1,659,857

   Less treasury stock (1,950,000 shares at cost)                       (1,268,060)
                                                                       -----------
     Total stockholders' equity                                            391,797
                                                                       -----------
                                                                       $11,333,624

                 See notes to consolidate financial statements.

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                              2000             1999
                                                         ------------      -----------
Revenue                                                  $  8,363,810      $       --

Cost of sales                                               7,971,479              --
                                                         ------------      -----------
Gross profit                                                  392,331              --

Selling, general and administrative expenses                3,415,819           515,000
Research and development expenses                           1,588,600         2,457,835
                                                         ------------      -----------

Loss from continuing operations before income
  taxes and other items                                    (4,612,088)       (2,972,835)
                                                         ------------      -----------

Other income (expenses):
   Interest expense                                        (1,052,205)         (290,618)
   Loss on sale of property and equipment                        --             (41,826)
   Write-off of investment in joint venture                      --            (375,706)
   Other income                                                18,632            17,627
                                                         ------------       -----------
                                                           (1,033,573)        (690,523)
                                                         ------------       -----------

Loss from continuing operations                            (5,645,661)       (3,663,358)

Discontinued operations:
   Loss from discontinued operations (no applicable
     income taxes)                                         (3,311,528)       (8,096,107)
   Loss on disposal of discontinued business segment
     (no applicable income taxes)                          (2,565,048)         (303,203)
                                                         ------------      -----------

Loss before extraordinary item                            (11,522,237)      (12,062,668)

Extraordinary gain on extinguishments of
   debt (no applicable income taxes)                          869,847              --
                                                         ------------      -----------

Net loss                                                  (10,652,390)      (12,062,668)

Preferred stock dividends                                    (129,250)         (289,375)
                                                         ------------      -----------
Net loss attributable to common stockholders             ($10,781,640)     ($12,352,043)
                                                          ============      ===========
Loss per common share attributable to common
   stockholders:
     Continuing operations                                $      (.09)      $     (.14)
     Discontinued operations                                     (.09)            (.29)
     Extraordinary gain                                           .01             --
                                                          ------------      -----------
     Net loss                                             $      (.17)      $      (.43)
                                                          ============      ===========

Weighted average shares outstanding                        62,187,066        28,935,217
                                                          ============      ===========

                See notes to consolidated financial statements.

             EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                                        RETAINED
                               PREFERRED STOCK       COMMON STOCK        ADDITIONAL      EARNINGS
                               ----------------   ------------------      PAID-IN      ACCUMULATED    TREASURY
                               SHARES   AMOUNT    SHARES      AMOUNT      CAPITAL        DEFICIT)       STOCK           TOTAL
                               ------   ------   ----------   --------   -----------   ------------   ---------     ------------
Balances, January
   1999                                          22,217,299   $ 22,217   $ 8,892,522   $ (5,694,442)  $              $ 3,220,297

Preferred stock issued
   for cash                      750      750                                749,250                                      750,000

Common stock issued
   for cash                                       5,865,303      5,865     2,521,535                                    2,527,400

Common stock issued for
  services/ asset
  purchases:
    Employees and
    consultants                                   1,466,765      1,467       850,773                                      852,240

    Equipment purchases                              25,000         25         9,913                                        9,938

    License fees                                  2,075,000      2,075     1,512,866                                    1,514,941

    Investment in joint
      venture                                       500,000        500       375,206                                      375,706

Warrants issued in
connection with:
    Preferred stock                                                           45,885                                       45,885
     Less stock issuance
      costs                                                                  (45,885)                                     (45,885)
    Financial advisory
      services                                                               877,420                                      877,420
    Loan costs                                                                70,900                                       70,900

Conversion of debt
   to equity                                      1,141,581      1,142       422,608                                      423,750

Stock recission                                                            1,268,060                  (1,268,060)

Preferred stock
   dividends                                                                                (39,375)                      (39,375)

Preferred stock
   beneficial conversion
   feature (dividend)                                                        250,000       (250,000)

Convertible debenture
   beneficial
   conversion
   feature
  (interest expense)                                                         187,500                                      187,500

Net loss for the year                                                                   (12,062,668)                  (12,062,668)
                             -------    -----    ----------   --------   ------------  -------------  -------------  --------------
Balances,
   December 31, 1999             750    $ 750    33,290,948   $ 33,291   $ 17,988,553  $(18,046,485)  $ (1,268,060)  $  (1,291,951)
                             =======    =====    ==========   ========   ============  =============  =============  ==============

                 See notes to consolidated financialstatements.

             EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE YEAR ENDED DECEMBER 31, 2000 AND 1999

                                                                                                     ADDITIONAL
                                                  PREFERRED STOCK           COMMON STOCK              PAID-IN
                                                SHARES       AMOUNT    SHARES        AMOUNT            CAPITAL
----------------------------------------------------------------------------------------------------------------
Balances, January 1, 2000                           750     $   750     33,290,948    $ 33,291     $ 17,988,553
Warrants issued in connection with loan costs                                                            38,347
Stock based compensation (options)                                                                       88,230
Common stock issued for cash, net
  of stock offering costs ($13,125)                                      4,380,243       4,380        1,285,531

Preferred stock issued for cash, net of
  stock offering costs ($26,500)                    774         774                                     746,726
Stock issued for:
  Research and development expense                                       1,500,000         150          492,038
  Employee/non-employee services                                           710,000         710          181,590
  Loan costs                                                                15,441          15            4,618
  Legal services                                                         1,600,000       1,600          398,400
  In connection with segment disposal
    and warranty assumption                                                500,000         500          124,500
  Other                                                                    550,000         550          133,325

Conversion of debt to equity                                            11,773,581       3,314        3,332,890

Preferred stock dividends

Convertible debenture beneficial
  conversion feature (interest expense)                                                                 641,200
Convertible preferred stock beneficial
  conversion feature (dividend)                                                                          86,000
Conversion of preferred stock to common          (1,063)     (1,063)     4,014,612       4,015           (2,952)

Acquisition of SAC-1, Inc.                                              26,500,000      26,500        4,873,500

Net loss for the year

Change in par value                                                                    (66,541)          66,541
                                                 ------     -------     ----------    --------     ------------
Balances, December 31, 2000                         461     $   461     84,834,825       8,484       30,479,037
                                                 ======     =======     ==========    ========     ============



                                                  ACCUMULATED     TREASURY
                                                    DEFICIT        STOCK            TOTAL
                                                 -------------------------------------------
Balances, January 1, 2000                        (18,046,485)    (1,268,060)    $ (1,291,951)
Warrants issued in connection with loan costs                                         38,347
Stock based compensation (options)                                                    88,230
Common stock issued for cash, net
  of stock offering costs ($13,125)                                                1,289,911

Preferred stock issued for cash, net of
  stock offering costs ($26,500)                                                     747,500
Stock issued for:
  Research and development expense                                                   492,188
  Employee/non-employee services                                                     182,300
  Loan costs                                                                           4,633
  Legal services                                                                     400,000
  In connection with segment disposal
    and warranty assumption                                                          125,000
  Other                                                                              133,875

Conversion of debt to equity                                                       3,336,204

Preferred stock dividends                            (43,250)                        (43,250)

Convertible debenture beneficial
  conversion feature (interest expense)                                              641,200
Convertible preferred stock beneficial
  conversion feature (dividend)                      (86,000)                           --
Conversion of preferred stock to common

Acquisition of SAC-1, Inc.                                                         4,900,000

Net loss for the year                            (10,652,390)                    (10,652,390)

Change in par value                                                                     --
                                                 -----------     ----------     ------------
Balances, December 31, 2000                      (28,828,125)    (1,268,060)         391,797
                                                 ===========     ==========     ============

                See notes to consolidated financial statements.

                     EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                      2000             1999
                                                                 ------------     ------------
Cash flows from operating activities:
   Net loss                                                      $(10,652,390)    $(12,062,668)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization                                  145,089          577,316
       Amortization of goodwill                                       284,235           59,142
       Extraordinary gain on extinguishment of debt                  (869,847)            --
       Other non-cash charges                                            --             59,341
       Write-down of assets in connection with
         discontinued operations and loss on disposal               2,565,048           41,826
       Stock based compensation                                     1,464,573        3,244,601
       Beneficial conversion feature of convertible debenture         641,200          187,500
       Write-off of investment in joint venture                          --            375,706
       Write-off of goodwill                                             --            313,203
       Increase (decrease) in cash due to changes in:
         Accounts receivable                                         (441,849)         255,498
         Inventories                                                 (479,915)         240,406
         Prepaid expenses                                                (265)          65,834
         Other assets                                                    --             (3,360)
         Costs and earnings in excess of billings                    (293,338)            --
         Accounts payable                                           1,816,901           92,470)
         Accrued expenses                                             604,194          763,426
         Customer deposits                                               --            227,428
         Other liabilities                                             (4,697)            --
         Billings in excess of costs and earnings                    (119,299)            --
                                                                 ------------     ------------
Net cash used in operating activities                              (5,340,360)      (5,747,271)
                                                                 ------------     ------------

Cash flows from investing activities:
   Cash received in business acquisition                              499,053             --
   Repayments from related parties                                    102,663           87,485
   Acquisition of property and equipment                             (109,270)        (453,598)
                                                                 ------------     ------------
Net cash provided by (used in) investing activities                   492,446         (366,113)
                                                                 ------------     ------------

Cash flows from financing activities:
   Proceeds from sale/leaseback of property and equipment                --            250,000
   Proceeds from (repayments of) notes payable, bank                 (730,855)         134,489
   Proceeds from sale of capital stock                              2,037,411        3,277,400
   Principal repayments on capital lease obligations                     --           (183,401)
   Proceeds from convertible debentures                               700,000          750,000
   Proceeds from related party notes payable                        4,287,855        1,208,250
   Repayments on related party notes payable                             --            (23,210)
                                                                 ------------     ------------
Net cash provided by financing activities                           6,294,411        5,413,528
                                                                 ------------     ------------

                                   (Continued)
                                      F-6

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                       2000         1999
                                                                   ----------    ---------
Increase (decrease) in cash                                         1,446,497     (699,856)
Cash, beginning of year                                                72,224      772,080
                                                                   ----------    ---------

Cash, end of year                                                  $1,518,721    $  72,224
                                                                   ==========    =========


                 SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Cash paid during the year for interest                             $  182,299    $  31,769
                                                                   ==========    =========


      SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

During 2000, the Company:

o Acquired 100% of the outstanding stock of SAC-1, Inc. in exchange for the issuance of 26,500,000 shares of common stock in a transaction valued at $4,900,000
o Incurred $42,980 of loan costs in connection with the issuance of a convertible debenture through the issuance of 15,441 shares of common stock and 75,000 warrants
o During 2000, 774 shares of Class A preferred stock were, simultaneous upon their issuance, converted to 2,781,063 shares of common stock.
o Converted 289 shares of preferred shares outstanding at beginning of year to 1,233,549 shares of common stock
o Converted $750,000 of convertible debentures along with accrued interest of $152,204 to 2,202,287 shares of common stock
o Converted $2,434,000 of related party debt to 9,571,294 shares of common stock

During 1999, the Company:

o Incurred $70,900 of loan costs through the issuance of common stock warrants
o Acquired equipment with a cost of $341,200 and $7,514 through capital lease obligations and the issuance of 10,000 shares of common stock, respectively
o Incurred joint venture investment costs of $375,706 through the issuance of 500,000 shares of common stock
o    Converted $423,750 in debt to 1,141,581 shares of common stock
o Acquired equipment with a cost of $668,435 and $9,938 through capital lease obligations and the issuance of 25,000 shares of common stock, respectively
o Incurred joint venture investment costs of $375,706 through the issuance of 500,000 shares of common stock


                 See notes to consolidated financial statements.

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         NATURE OF BUSINESS:

         EarthFirst Technologies, Incorporated, formerly known as Toups Technology Licensing, Incorporated (the "Company" or "EarthFirst"), a Florida corporation, was formed to facilitate market applications through the licensing of late-stage technologies.

         Prior to May 15, 2000, the Company had four separate operating segments. These segments were 1) Technology Development for Environmental Solutions and Alternative Fuels, 2) manufacture and sale of the Balanced Oil Recovery System (BORS) Lift, 3) Contract Manufacturing, and 4) Sales of medical equipment (Health Care market). During 1999, the Company also had another operating segment that was discontinued during the third quarter of 1999 (see Note 5).

         On May 15, 2000, the Company entered into an acquisition agreement (the "SAC Agreement") with the shareholders of SAC-1, Inc. ("SAC") pursuant to which the Company exchanged 26,500,000 shares of its common stock for all of the issued and outstanding shares of SAC (see Note 3). Pursuant to the SAC Agreement, all of the Company's officers and members of the Company's Board of Directors resigned, with the exception of Philip M. Rappa. John D. Stanton, Chairman of the Board and Chief Executive Officer of SAC, was appointed to the Company's Board as Chairman. Mr. Stanton also assumed the duties of the Chief Executive Officer of the Company.

         Upon consummation of the acquisition, new management determined that, with respect to EarthFirst operations, the Company should focus its efforts and resources on the development of the technologies related to environmental solutions and alternative fuels. Accordingly, the Environmental Solutions and Alternative Fuels Division is the only pre-May 15, 2000 continuing business segment of the Company.

         There are two technologies under development in the Environmental Solutions and Alternative Fuels segment of EarthFirst. One technology is the development of the Plasma Arc Flow (TM) Reactor. This process creates an alternative fuel called MagneGas. As discussed in Note 4, commencing July 5, 2000, the Environmental Solutions and Alternative Fuels segment has been conducted through USMagneGas, Inc. ("USMagneGas"), an 80% owned subsidiary of the Company.

                   EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

       NATURE OF BUSINESS (CONTINUED):

       The second technology is the development of a process to efficiently convert waste products, such as tires, animal waste, and similar products, into reusable raw materials and fuels.

       The two business segments acquired in the SAC acquisitions are: 1) demolition and recycling and 2) government contracts. In its demolition operations, SAC enters into fixed-price contracts to demolish structures such as buildings and bridges. Services are rendered primarily within the State of Florida.

       In its recycling operations, SAC operates scrap yards at locations in Gibsonton and Brooksville, Florida. SAC acquires scrap metal and other items from unrelated parties and from its demolition business. Scrap acquired is processed ultimately for resale to mills.

       In its government contracts segment, SAC enters into contractual arrangements to procure various products. Substantially all of the sales made by the government contract segment are made to agencies of the federal government. SAC acquired the business operations for the government contract segment on May 15, 2000, from an entity related to SAC.

       REVENUE RECOGNITION:

       Revenues are recognized as follows:

       Demolition Contracts: Revenues for demolition contracts are recognized based upon the percentage of completion method of accounting. Under this method, contract revenue is computed as that percentage of estimated total revenue that costs incurred bear to total estimated costs to complete. Revisions in costs and revenue estimates are reflected in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined without regard to the percentage-of-completion. Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

       Recycling Operations: Revenues from recycling operations are recognized at the time assets are sold to third parties and either cash or a bona fide receivable is received.

                   EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

       Government Contracts: Revenues are recognized when goods are shipped to the ultimate customer. Allowances for estimated future returns are made at the time goods are shipped.

       PRINCIPLES OF CONSOLIDATION:

       The consolidated financial statements include the accounts of the Company and its subsidiaries, some of which are inactive at December 31, 2000. Those subsidiaries are as follows: SAC-1, Inc., Gibsonton Properties, Inc., InterSource Healthcare, Inc., Brounley Associates, Inc., USMagneGas, Inc., EuroMagneGas, Ltd., and AsiaMagneGas, Ltd.

       Significant intercompany accounts and transactions have been eliminated in consolidation.

       CASH AND CASH EQUIVALENTS:

       The Company places its cash and cash equivalents with high credit quality institutions. At December 31, 2000, cash exceeded federally insured limits by approximately $1,418,000.

       INVENTORIES:

       Inventories at December 31, 2000 consist entirely of purchased scrap aluminum, steel, copper, and lesser amounts of various other recyclable metals and are stated at the lower of cost or market. Cost is determined generally on a first-in, first-out method.

       PROPERTY AND EQUIPMENT:

       Property and equipment are stated at cost. Depreciation is provided on the straight-line method over (1) the estimated useful lives of the assets, which range from 7-12 years for machinery, equipment, computers, office equipment and furniture and 39 years for depreciable real property or (2) the lease term for assets subject to capital lease if the lease term is shorter than the assets' estimated useful lives.

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

                   EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

       ADVERTISING COSTS:

       The costs associated with producing and communicating advertising are expensed in the period incurred. Advertising costs were approximately, $20,000 and $35,000 during 2000 and 1999, respectively.

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

       STOCK-BASED COMPENSATION:

       The Company accounts for compensation costs associated with stock options issued to employees under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25") whereby compensation is recognized to the extent the market price of the underlying stock at the date of grant exceeds the exercise price of the option granted. Stock-based compensation to non-employees is accounted for using the fair-value based method prescribed by Financial Accounting Standard No. 123., ("FAS 123")

       The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

       The Company accounts for unregistered common stock issued for services or asset acquisitions at the estimated fair value of the stock issued. Fair value is determined based substantially on the average cash price of recent sales of the Company's unregistered common stock.

                   EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

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

       ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF:

       On a quarterly basis, the Company evaluates the projected undiscounted cash flows of each business unit to determine, when indicators of impairment are present, whether or not there has been permanent impairment of its long-lived assets, and accrues expenses for the amount, if any, determined to be permanently impaired. During 2000 the Company recognized an impairment loss of approximately $2,000,000 for the write-down of long-lived assets which were associated with discontinued operations.

                   EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

2.     MANAGEMENT'S PLANS REGARDING LIQUIDITY AND CAPITAL RESOURCES:

       The Company has experienced recurring net losses since its inception and, as such, experienced negative operating cash flows through December 31, 2000. Historically, negative operating cash flows have been funded with proceeds from sales of common and preferred stock, notes and convertible debentures payable and equipment financing transactions. In addition, a principal stockholder has provided an aggregate $5,000,000 in revolving lines of credit to fund operating deficits, $1,500,000 of which was converted to equity subsequent to December 2000. The total amount received from these sources approximated $7,025,000 during 2000 and $5,500,000 during 1999. Notwithstanding the proceeds of these financing sources, the Company had negative working capital of approximately $1,200,000 at December 31, 2000.

       During the second quarter of 2000, the Company made significant changes in its operations including discontinuing three of its four previously existing business segments in order to reduce cash outflows and reduce outstanding debt. Management has refocused the attention of the Company on developing the technologies owned or licensed in the alternative fuel industry. These technologies are currently in the research and development stage and consequently had not produced revenue as of the end of 2000. Additional expenditures will be required to further develop its technologies. Furthermore, entities acquired in 2000 are generating losses due to problems associated with the execution of certain demolition contracts and job overruns.

       The Company is negotiating additional billings on certain demolition contracts and is working to restructure the organization overall to reduce costs and maximize profits. However, there can be no assurance that the Company will be successful in negotiating additional billings or that the restructuring will achieve its objectives. The Company will continue to require additional equity or debt financing in order to provide for its cash requirements and continue as a going concern. Management believes it will be successful in these financing efforts, but there can be no assurance to that effect.

                   EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

3.     BUSINESS COMBINATION:

       As discussed in Note 1, on May 15, 2000 the Company acquired 100% of the outstanding stock of SAC in exchange for the issuance of 26,500,000 shares of the Company's common stock in a transaction accounted for as a purchase. Accordingly, the results of operations of SAC are included in the accompanying financial statements from May 15 through December 31, 2000. The $4,900,000 recorded cost of this acquisition was based upon the estimated fair value of the common stock issued. The Company allocated the purchase price based on the fair value of the assets acquired over the liabilities assumed. Assets acquired and liabilities assumed are as follows:

         Cash                                        $   499,053
         Accounts receivable                           1,695,329
         Property and equipment                        2,221,259
         Other current assets                            540,462
         Goodwill                                      4,494,886
                                                     ------------
         Assets acquired                               9,450,989
                                                     ------------

         Accounts payable                              1,702,842
         Notes payable                                   889,358
         Other current liabilities                       318,607
         Due to related parties                        1,640,182
                                                     ------------
           Liabilities assumed                        (4,550,989)
                                                     ------------
           Value of SAC                              $ 4,900,000
                                                     ============

       Goodwill of $4,494,886 resulting from this acquisition will be amortized over ten years using the straight-line method. Amortization expense of $284,235 was recognized through December 31, 2000.

                   EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

3. BUSINESS COMBINATION (CONTINUED):

       Pro-forma results of operations for the year ended December 31, 2000 and 1999 as though SAC had been acquired at January 1, 1999 are as follows:

                                                                YEARS ENDED DECEMBER 31,
                                                             2000                 1999
                                                         ---------------     ---------------

       Revenues                                          $   12,426,805      $    5,673,142

       Loss from continuing operations                       (5,951,780)        (3,614,436)

       Discontinued operations                               (5,876,576)        (8,399,310)

       Loss before extraordinary items                   $  (11,828,356)     $ (12,013,746)

       Net loss attributable to common stockholders      $  (11,087,759)     $  (12,303,121)

       Net loss per share                                $         (.15)     $         (.22)

4. EXECUTION OF WORLD-WIDE EXCLUSIVE ASSIGNMENT, LICENSE AND ROYALTY AGREEMENT AND RELATED DOCUMENTS:

       In order to cure alleged defaults in previous agreements with Hadronic Press, Inc. ("HPI") and to secure the rights to other intellectual properties needed to develop MagneGas, on July 5, 2000, EarthFirst entered into a World-Wide Exclusive Agreement, License and Royalty Agreement (the "MagneGas Agreement") with HPI. Under the MagneGas Agreement, EarthFirst acquired 80% of the capital stock of USMagneGas, Inc. ("USMagneGas"), a Florida corporation formed on June 15, 2000, in return for EarthFirst's assignment of certain rights to technological processes related to MagneGas (that had no asset cost basis) to HPI and agreeing to certain other contractual requirements. HPI simultaneously licensed its interests in these technological rights, as well as its rights to other technology, to USMagneGas pursuant to a royalty agreement executed between HPI and USMagneGas. Pursuant to the MagneGas Agreement, EarthFirst is obligated to provide financing, facilities and resources to facilitate a program of research and development for the MagneGas technology conducted by USMagneGas.

       In addition, EarthFirst issued 1,500,000 shares of its common stock and certain stock options to HPI in return for HPI entering into the MagneGas Agreement and procurement of future patents by HPI which patents will become subject to this agreement. The $492,188 estimated fair value of the 1,500,000 shares of common stock issued in connection with this transaction has been recognized as research and development expense during 2000.

                   EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

4. EXECUTION OF WORLD-WIDE EXCLUSIVE ASSIGNMENT, LICENSE AND ROYALTY AGREEMENT AND RELATED DOCUMENTS (CONTINUED):

       Furthermore, in a Letter of Intent executed between HPI and USMagneGas, it was agreed that two new entities would be formed and that HPI would license certain foreign rights to these new entities. EuroMagneGas, Ltd. received the licensing rights for the MagneGas technology in Europe. AsiaMagneGas, Ltd. received the licensing rights for the MagneGas technology in Asia. EuroMagneGas, Ltd. and AsiaMagneGas, Ltd. are owned 80% by EarthFirst and 20% by HPI. Both EuroMagneGas, Ltd. and AsiaMagneGas, Ltd. were formed prior to December 31, 2000, however, neither had commenced operations.

5.     DISCONTINUED OPERATIONS:

       Contemporaneous with entering into the SAC Agreement (see Note 1), new management decided to discontinue the BORS Lift, healthcare, and contract manufacturing operations previously conducted by the Company. New management believes that the technological processes developed or licensed in connection with the Company's Environmental Solutions and Alternative Fuels operations have significant potential for profitable commercial development and presents the best long-term prospects for the Company. Given the Company's limited resources, as well as many other factors, new management believes that it is in the best interest of the Company to focus its resources on the further development and exploitation of the technology rights owned by the Environmental Solutions and Alternative Fuels segment. As a result, the Company discontinued its other operations.

       During 2000, the Company liquidated the assets used in the discontinued segments and used the proceeds to settle or reduce the liabilities associated with these operations. An auction was held on August 29, 2000 at which time substantially all of the remaining machinery and equipment used in the discontinued operations were sold. Proceeds received from the auction were used to repay related debt obligations involving the assets sold. Results from operations of the discontinued business segments have been classified as discontinued operations for the years ended December 31, 2000 and December 31, 1999.

       BORS:

       On June 16, 2000, a Technology Assignment and Royalty Agreement (the "BORS Agreement") was entered into by and among EarthFirst, its wholly-owned subsidiary, Ennotech, Inc., (collectively referred to as the "Company") and BORS International L.L.C. ("BIL"). Under the BORS Agreement, the Company transferred to BIL its rights to the "BORS Lift" technology for lifting oil from shallow wells.

                   EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

5.   DISCONTINUED OPERATIONS (CONTINUED):

       BORS (CONTINUED):

       As part of the agreement, the Company sold its BORS Lift inventory, equipment, and tooling for a purchase price of $324,921. The proceeds received from the sale were utilized to repay a promissory note in the amount of $375,000 owed to one of the principles of BIL who was also a shareholder of the Company. The remaining balance owed on this note is to be paid from the proceeds of the monthly royalty payments due under the royalty agreement described below.

       BIL assumed all actual or implied warranty and service obligations of the Company in connection with all BORS Lift units and related equipment services previously provided by the Company to any customer. In consideration of this assumption, BIL received 500,000 shares of the Company's unregistered common stock.

       In connection with the BORS Agreement, the parties executed a Royalty Agreement that requires BIL to pay the Company an amount equal to 2% of the collected gross revenues of BIL, as defined in the contract, on a monthly basis. As of March 15, 2001, EarthFirst had not received any royalties under this agreement.

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

       HEALTHCARE:

       The Company's healthcare operations were conducted through InterSource Health Care, Inc. (InterSource), a wholly-owned subsidiary. Prior to termination of operations, InterSource acquired and refurbished used medical equipment for resale, sold pharmaceutical products and provided services for medical facility development.

       During 1999 and 2000, InterSource realized significant losses from operations. Upon the acquisition of SAC on May 15, 2000, the decision was made to suspend activity in the Healthcare business segment. All assets owned by InterSource have been sold or disposed of and the proceeds used to pay creditors.

                   EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

5.     DISCONTINUED OPERATIONS (CONTINUED):

       CONTRACT MANUFACTURING:

       The Company's contract manufacturing operations consisted principally of micro welding, custom metal fabricating and production of equipment for the BORS Lift operations.

       As a result of the decision to terminate the BORS Lift operations, new management determined that the continued operation of the contract manufacturing operation was no longer prudent. Substantially all of the assets of the contract manufacturing operations have been sold or disposed of and the proceeds generated have been used to retire related debt obligations.

       OTHER:

       During 1999, the Company was also engaged in the business of the design, manufacture and sale of radio frequency generators. During 1999, after an evaluation of this business unit's performance, management elected to discontinue these operations and substantially all of the assets used in this segment have been sold or otherwise disposed of and proceeds received have been used to repay related debt obligations.

       Results of operations of all discontinued business segments have been classified as discontinued operations for the years ended December 31, 2000 and 1999. Unamortized goodwill associated with the 1999 discontinued operations was evaluated, deemed to have no continuing value and, therefore, written-off and is included in loss on disposal of discontinued operations in the accompanying 1999 statement of operations.

       Components of loss from all discontinued operations are as follows:

                                                 2000           1999
                                             ------------    ------------
         Revenues                            $   383,306     $ 1,100,528
         Costs and expenses                   (3,694,834)     (9,196,635)
                                             ------------    ------------
         Operating losses                     (3,311,528)     (8,096,107)
         Income taxes                                 --              --
                                             ------------    ------------
         Loss from discontinued operations   $(3,311,528)    $(8,096,107)
                                             ============    ============

                   EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

6. MAJOR CUSTOMER INFORMATION, FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK:

       MAJOR CUSTOMER INFORMATION:

       During the year ended December 31, 2000 the Company derived revenues from one customer in the demolition segment which approximated 17% of total revenues.

       FAIR VALUE OF FINANCIAL INSTRUMENTS:

       All financial instruments are held or issued for purposes other than trading. The carrying amount of cash, accounts receivable, accounts payable and other current liabilities approximates fair value because of their short maturity. The carrying amount of notes payable, related party notes payable, convertible debentures and lease obligations approximates their fair value based on current market interest rates offered to the Company.

       CONCENTRATIONS OF CREDIT RISK:

       Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of receivables arising from demolition contracts and a relatively small amount of trade accounts receivable arising in the recycling operations. Receivables generated in the government contracting segment are believed to not have any credit risk since the obligors are primarily agencies of the United States Government and the Company makes a provision for estimated future returns associated with these receivables.

       In its demolition operations, the Company performs services for companies in the United States. Management assesses the financial stability of each of its major customers prior to contract negotiations and establishes credit limits for smaller customers to limit its risk. The Company does not require collateral or other security to support customer receivables other than that arising under operation of law. Because the Company has significant receivables owed to it pursuant to contracts with major customers, if the financial condition and operations of these customers deteriorate below critical levels, the Company's operating results could be adversely affected.

                   EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

7. SEGMENT REPORTING:

       Key segment information for 2000 is summarized as follows:

                       ALTERNATIVE FUELS/
                         ENVIRONMENTAL      DEMOLITION       GOVERNMENT
                          SOLUTIONS         & RECYCLING      CONTRACTING       CONSOLIDATED
                       ------------------   -----------      -----------        -----------
Revenue from
external customers      $        -0-        $6,229,130        $2,134,680        $ 8,363,810

Cost of sales                    -0-         6,164,154         1,807,325          7,971,479

Gross profit                     -0-            64,976           327,355            392,331

Research &
Development                1,588,600               -0-               -0-          1,588,600

Segment Assets                50,000         9,842,491         1,441,133         11,333,624


        The following summarizes key segment information for 1999:

                      ALTERNATIVE FUELS/
                       ENVIRONMENTAL          DEMOLITION           GOVERNMENT
                         SOLUTIONS           & RECYCLING           CONTRACTING           CONSOLIDATED
                      ------------------     -----------          ------------          -------------


Revenue from
external customers      $      -0-           $      -0-           $      -0-            $      -0-

Cost of sales                  -0-                  -0-                  -0-                   -0-

Gross profit                   -0-                  -0-                  -0-                   -0-

Research &
Development              2,457,835                  -0-                  -0-             2,457,835

                                      F-20

                   EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

8.   INVENTORIES:

       Inventories consist of the following:

           Purchased scrap metal                                                       $    205,314
           Commodities purchased for resale to government entities                          488,990
                                                                                       ------------
                                                                                       $    694,304
                                                                                       ============

9.   COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS:

       Costs and estimated earnings on uncompleted contracts are summarized as follows:

         Costs incurred on uncompleted contracts                                        $  5,141,766
         Estimated losses                                                                   (934,246)
                                                                                        -------------
                                                                                           4,207,520

         Less billings to date                                                            (3,792,922)
                                                                                        ------------
                                                                                        $    414,598
                                                                                        =============

       The amounts are reported in the accompanying 2000 balance sheet under the following captions:

         Costs and estimated earnings in excess of
           billings on uncompleted contracts                                            $    515,804
         Billings in excess of costs and estimated
           earnings on uncompleted contracts                                                (101,206)
                                                                                        ------------
                                                                                        $    414,598
                                                                                        ============

10.    PROPERTY AND EQUIPMENT:

       Property and equipment at December 31, 2000 consists of the following:

         Land                                                                           $  698,630
         Buildings                                                                          16,165
         Machinery and equipment                                                         1,651,365
         Office furniture and equipment                                                     50,000
                                                                                       -----------
                                                                                         2,416,160
         Accumulated depreciation                                                         (180,720)
                                                                                       ------------
                                                                                       $ 2,235,440
                                                                                       ===========

                  EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


11.    PAYROLL TAX LIABILITIES:

       The Company is delinquent with respect to payment of certain fourth quarter 1999 payroll taxes (approximately $232,000, including interest and penalties, which are included in accrued expenses at December 31,
       2000). Management entered into a payment stipulation agreement with the Internal Revenue Service (IRS) whereby the Company has agreed to make payments of $50,000 per month until this liability is paid. All payments required under the agreement with the IRS have been paid.

12.    LEASE OBLIGATIONS:

       The Company had previously entered into numerous lease arrangements and has defaulted on substantially all of those obligations. In connection therewith, through its attorney, the Company has auctioned off equipment and negotiated settlements with the lessors. The amounts reflected at December 31, 2000 represent amounts due prior to default less auction proceeds and settlement amounts.

13.    LONG-TERM DEBT:

       Long-term debt consists of the following:

       Bank notes, payable in monthly installments aggregating $2,377 (including interest), maturing through 2003: interest at rates varying from 9.5% to
       10.25%, collateralized by equipment.                                             $   65,328

       Various vehicle loans with a financing company with interest rates ranging from 1.9% to 9.9%, with varying monthly payments and maturity
       dates through 2002.                                                                  63,181

       Various equipment loans with financing companies with interest rates ranging from 7.9% to 10.1%, with varying monthly payments and maturity
       dates ranging from January 2001 to June 15, 2004.                                   585,395
                                                                                        ----------
                                                                                           713,904

       Less current maturities                                                             342,566
                                                                                        ----------

       Total long-term                                                                  $  371,338
                                                                                        ==========

                  EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


13.    LONG-TERM DEBT (CONTINUED):

       Future maturities of long-term debt are as follows:

       YEAR ENDING DECEMBER 31,
       ------------------------
                 2001                                                                      342,566
                 2002                                                                      267,317
                 2003                                                                       75,515
                 2004                                                                       28,506
                                                                                      ------------
                                                                                      $    713,904
                                                                                      ============

14.    NOTES AND OTHER PAYABLES, RELATED PARTIES:

       Notes and other payables, related parties consists of the following:

       Note payable to an entity controlled by the Company's Chief Executive
       Officer pursuant to a $2,500,000 revolving line of credit, interest at an effective rate of 9.9%; not repayable prior to January 1, 2002; secured
       by all of the assets of EarthFirst.                                              $1,272,689

       Note payable to an entity controlled by the Company's Chief Executive
       Officer pursuant to a $2,500,000 revolving line of credit, interest at an effective rate of 10%; not repayable prior to January 1, 2002; secured by
       all of the assets of SAC. (a)                                                     2,500,000

       Unsecured non-interest bearing advances from several stockholders, due
       demand                                                                              138,250

       Notes payable to the former Chief Executive Officer and an affiliate thereof, due in monthly installments of $6,591, including interest at
       12%, through 2001; secured by accounts receivable, inventory and
       equipment of EarthFirst.                                                             94,386
                                                                                      ------------
                                                                                         4,005,325
         Less current maturities                                                           232,636
                                                                                      ------------
                                                                                      $  3,772,689
                                                                                      ============

(a) Subsequent to December 31, 2000, $1,500,000 of this loan was converted to equity.

                  EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

14.    NOTES AND OTHER PAYABLES, RELATED PARTIES (CONTINUED):

         The annual maturities of notes and other payables, related parties are as follows:

          YEAR ENDING DECEMBER 31,

                    2001                                          $    232,636
                    2002                                             3,772,689
                                                                  ------------
                                                                  $  4,005,325
                                                                  ============

15.    CONVERTIBLE DEBENTURES:

       1999 ISSUANCE:

       In February 1999, the Company sold $750,000 of Series 1999-A 8% convertible notes due January 2002. The notes were convertible to common stock of the Company at the conversion price for each share of common stock equal to the lesser of (1) the lowest closing bid prices for the common stock for the five trading days immediately preceding the Closing Date; or (2) 80% of the lowest closing bid prices for the common stock for the five trading days immediately preceding the Conversion Date. Additionally, the investor was issued a warrant to purchase 75,000 shares of the Company's common stock exercisable at $2.3375 per share through February 2002.

       The agreements contained demand registration rights with respect to the warrants and the stock subject to conversion and underlying the warrants. The Company was unable to provide these registration rights and accrued an additional 1.5% per month on the outstanding note balance as liquidated damages pursuant to the agreement.

       During 2000, the investor converted the $750,000 principal balance of the notes, as well as $152,204 of accrued interest and accrued liquidated damages, into 2,202,287 shares of the Company's common stock.

       2000 ISSUANCE:

       On March 30, 2000, the investor loaned the Company an additional $700,000 through the purchase of the second installment of the 8% convertible notes (the March 31, 2002). The investor in these notes may elect to convert all or a portion of the notes into shares of the Company's common stock at a conversion price for each common share equal to the lesser of
       (1) $.75; or (2) eighty percent (80%) of the lowest of the closing bid prices for the common stock for the five trading days immediately preceding the conversion date.

                  EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

15.    CONVERTIBLE DEBENTURES (CONTINUED):

       2000 ISSUANCE (CONTINUED):

       As part of the Series 2000-A 8% Convertible Notes, the Company executed a Registration Rights Agreement with the investor. Under this agreement, the Company was required to use its best efforts to file with the Securities and Exchange Commission a registration statement for these securities. The Company has been unable to file the required registration statements. The agreement provides for liquidated damages in the amount of 1.5% per month of the note balance for each month such registration rights cannot be granted. As of December 31, 2000, the financial statements reflect the accrual of $105,345 of interest expense and liquidated damages under the Series 2000-A 8% Convertible Notes.

       In connection with the 2000 issuance, the Company granted the investor additional warrants to purchase 75,000 shares of common stock under terms similar to those granted in 1999. No portion of the $700,000 note has been converted into common stock as of the end of 2000.

       BENEFICIAL CONVERSION INTEREST:

       Since the investor did not convert the notes on the day of the closing, the Company is required to recognize as interest expense the beneficial conversion terms of the 2000 and 1999 notes. This additional interest of $641,200 and $187,500 in 2000 and 1999, respectively, was amortized over the periods from closing through the first date on which the notes could have been converted.

16.    STOCKHOLDERS' EQUITY:

       On December 20, 2000, the Company amended its articles of incorporation to increase the authorized shares to 250,000,000 at $.0001 par value per share.

       SERIES A PREFERRED STOCK, 1999 ISSUANCE:

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

                  EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

16.    STOCKHOLDERS' EQUITY (CONTINUED):

       SERIES A PREFERRED STOCK, 1999 ISSUANCE (CONTINUED):

       The agreements contain demand registration rights with respect the warrants and the stock subject to conversion and underlying the warrants.

       The Series A Preferred Stock has a liquidation preference of $1,300 per share plus accrued and unpaid dividends. Accrued and unpaid dividends were $81,760 at December 31, 2000.

       During 2000, the holder of the preferred stock elected to convert 289 shares of the preferred stock into 1,233,549 shares of common stock.

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

       PREFERRED STOCK, 2000 ISSUANCE:

       During 2000, the Company issued 774 shares of 8% convertible preferred stock in a series of private placements ($774,000 stated value). Each unit consisted of one share of preferred stock, convertible into common at 90% of the fair market value of the stock on the conversion date, and one warrant to acquire one share of common at 120% of the fair market value on the conversion date, exercisable two years from the date of conversion. All preferred shares issued in 2000 were immediately converted to common stock.

       Because of the beneficial conversion feature contained in these equity instruments, in 2000 the Company has recorded a dividend of $86,000 (the difference between the price paid and the fair market value of the stock).

                  EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

16.    STOCKHOLDERS' EQUITY (CONTINUED):

       RECISSION OF STOCK AND STOCK OPTION:

       During June 1999, certain officers of the Company offered to rescind the receipt of 1,950,000 shares of stock previously issued to them in 1998 as compensation. The Company accepted the recission offer. Under the terms of the recission, the officers were to receive three year stock options to purchase 1,950,000 shares of the Company's stock at the 5-day trailing average of the market price at the date of grant. The Company completed the recission and option transactions in December 1999.

       The Company treated the reacquired (returned) shares as treasury stock, and recorded the shares at a cost of $1,246,050, the compensation cost attributed and recorded for the original issuance of the shares in 1998, as an increase in Paid-in Capital. The options were granted at an exercise price of $1.10 per share, (the 5-day trailing average high of the market price at the date the transaction was initially considered by the Board in June 1999), representing an exercise price considerably higher than the market price of the Company's common stock on the date the option was granted in December 1999 and were fully vested at December 31, 1999. Accordingly, no compensation expense was recognized in the financial statements for these options (the only options issued or outstanding at December 31, 1999 and the year then ended). Had the accounting provisions of FAS 123 been adopted, compensation of approximately $832,000 would have been recorded in 1999 based on the Black-Scholes option pricing model, and 1999 net loss and net loss per share would have been ($12,894,868) and ($.45), respectively.

       STOCK OPTION PLAN:

       On December 15, 2000, the Board of Directors approved an Employee Stock Option Plan for the purpose of competing successfully in attracting, motivating, retaining employees with outstanding abilities. The total number of shares to which options may be granted under the plan is 9,000,000 shares. Generally, the exercise price is fixed at no less than 100% of the fair market value of the shares at the date the option is granted and expire on the earlier of three months after termination of employment or ten years from the date of grant.

       During 2000, the Company issued 7,530,000 common stock options to officers and key employees, of which 5,500,000 were granted under the aforementioned stock option plan, pursuant to which such options vested immediately, except for 1,000,000 options that vested over a 6-month period and contained a $1 exercise price.

                  EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

16.    STOCKHOLDERS' EQUITY (CONTINUED):

       STOCK OPTION PLAN (CONTINUED):

       The Company has recognized compensation expense of $57,000 associated with 1,400,000 options that were granted at an exercise price of $.30 per share when the fair market value of the stock approximated $.34. Had the accounting provisions of FAS 123 been adopted, compensation of approximately $100,000 would have been recorded in 2000 based on the Black-Scholes option pricing model, and 2000 net loss and net loss per share would have been ($10,752,390) and ($.17), respectively.

       An additional 750,000 options were issued to consultants in connection with research and development arrangements and were granted at exercise prices ranging from $.375 to $1.00. These options, which were fully vested at December 31, 2000, expire 3 years from the date of the grant. Stock-based compensation expense of $32,230 has been determined based on the Black-Scholes option pricing model and is included in research and development expense in the accompanying 2000 statement of operation.

       Options are generally issued at exercise prices based on fair values of the stock on the date of issuance.

                  EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

16.    STOCKHOLDERS' EQUITY (CONTINUED):

       STOCK OPTION PLAN (CONTINUED):

       A summary of the status of the Company's outstanding stock options as of December 31, 2000 and 1999, and the changes during the years ending on those dates, is presented below:

                                                               WEIGHTED AVERAGE
                                                     SHARES     EXERCISE PRICE
                                                   ---------   ----------------

        Options outstanding, January 1, 1999            --        $    --
        Options granted                            1,950,000          1.10
        Options expired and exercised                   --             --
                                                  ----------      --------
        Options outstanding, December 31, 1999     1,950,000          1.10

        Options granted to employees               7,530,000           .40
        Options granted to consultants               750,000           .50
        Options expired and excercised                  --             --
                                                  ----------      --------
        Options outstanding, December 31, 2000    10,230,000      $    .54
                                                  ==========      ========

       COMMON STOCK WARRANTS:

       The following table summarizes information for stock warrants outstanding and exercisable at December 31, 2000, all of which were granted in 1999 and 2000.

                                                     WARRANTS OUTSTANDING AND EXERCISABLE
                             ------------------------------------------------------------------------------------------
                                  RANGE OF                                  WEIGHTED AVG.             WEIGHTED AVG.
                                   PRICES               NUMBER             REMAINING LIFE            EXERCISE PRICE
                             ------------------  --------------------  ----------------------    ----------------------
                             $        2.34-2.40               218,750               30 months    $                 2.38
                             $              .70                25,000               19 months                       .70
                             $              .40             3,800,000               46 MONTHS                       .40
                             ------------------  --------------------  ----------------------    ----------------------
       Issued and outstanding                               4,043,750                            $                  .53
         December 31, 1999                       --------------------                            ----------------------

                             $             1.54                70,000               27 months                      1.54
                             $              .52                95,274               28 months                       .52
                             $              .54               319,346               28 months                       .54
                             $              .47             1,683,502               20 months                       .47
                             $              .36               274,000               22 MONTHS                       .36
                             ------------------  --------------------  ----------------------    ----------------------
       Issued in 2000                                       2,442,122                            $                  .51
       Outstanding                               --------------------                            ----------------------
         December 31, 2000                       $          6,485,872              36 months
                                                 ====================  =====================

       The weighted average grant-date fair value of warrants granted during 2000 and 1999 was $.51 and $.53 per share, respectively.

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

16.    STOCKHOLDERS' EQUITY (CONTINUED):

       The fair value of these warrants, exclusive of warrants issued in connection with preferred and common stock discussed above, has been recorded in the financial statements as follows:

                                                            2000        1999
                                                         --------    --------
          Loan costs (capitalized and amortized
            over life of loan)                           $ 38,347    $ 70,900
          Stock issuance costs                             39,625      45,885
          Financial advisory service compensation (1)        --       877,420
                                                         --------    --------
                                                         $ 77,972    $994,205
                                                         ========    ========

       (1)This warrant agreement contains demand registration rights with respect to the warrants and the common stock underlying the warrants.

       The fair value of the options and the warrants granted were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:
                                                           2000        1999
                                                         --------    --------

          Expected life of options                      2-3 years   3-5 years
          Risk free interest rate                           6%        5.458%
          Expected volatility                              50%         50%
          Expected dividend yield                           0%          0%

STOCK ISSUANCES FOR SERVICES:

       During 2000 and 1999, the Company issued 4,875,441 and 4,066,765 shares of unregistered common stock to attract and retain key employees and for other business purposes. These shares have been valued at prices which approximate prices for cash sales of similar stock to others during the same periods. Costs recognized in connection with these stock issuances are as follows:

                                                          2000          1999
                                                      ----------    ----------
          Employee compensation                       $  182,300    $  316,570
          Legal and consulting                           404,633       535,670
          Licenses fees (expensed)                          --       1,514,941
          Equipment purchases                               --           9,938
          Segment disposal and warranty assumption       125,000          --
          Settlements                                    133,875          --
          Research and development                       492,188          --
          Investment in joint venture                       --         375,706

                                                      $1,337,996    $2,752,825
                                                      ==========    ==========

                  EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


17.    INCOME TAXES:

       Deferred tax assets consist of the following at December 31, 2000:

         Net operating loss carryover                                                                   $ 7,451,000
         Deferred tax asset valuation allowance                                                          (7,451,000)
                                                                                                        -----------
                                                                                                        $        --
                                                                                                        ===========

       Income tax (expense) benefit consists of the following:

                                                                                              2000         1999
                                                                                         ------------   ------------
         Current:
           Federal                                                                       $        --    $        --
                                                                                         ------------   -----------
         Deferred:
           Deferred                                                                          (64,000)        64,000
           Benefit of net operating loss carryover                                         3,751,000      2,918,000
           Change in deferred tax asset valuation allowance                               (3,687,000)    (2,982,000)
                                                                                         -----------    -----------
                                                                                                  --             --
                                                                                        ------------    ------------
                                                                                        $         --    $        --
                                                                                        ============    ===========

       The expected income tax benefit at the statutory tax rate differed from income taxes in the accompanying statements of operations as follows:

                                                                                           PERCENTAGE OF LOSS BEFORE
                                                                                                 INCOME TAXES
                                                                                          -------------------------
                                                                                              2000          1999
                                                                                         ------------    ----------
   Statutory tax rate                                                                           34.0%         34.0%
         State tax, net of federal benefit                                                       3.5%          3.5%
         Change in deferred tax asset
           valuation allowance                                                                  (7.5%)        (7.5%)
                                                                                         ------------   -----------

         Effective tax rate in accompanying
           statement of operations                                                                 0%            0%
                                                                                         ===========    ==========

       The Company has net operating loss carryovers of approximately $19,900,000 at December 31, 2000. The net operating loss carryover principally expires from 2018-2020.

                  EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

18.    RELATED PARTY TRANSACTIONS:

       During 2000, the Company obtained short-term non-interest bearing loans from four employee / shareholders aggregating $2,434,000, which were converted into 9,571,294 shares of common stock, in August and September of 2000.

       During 1999, the Company obtained short-term, non-interest bearing loans from four existing minority shareholders aggregating $423,750, which were converted into 1,141,581 shares of common stock.

19.    GAIN ON EXTINGUISHMENT OF DEBT:

       During 2000, management entered into negotiations with many of its vendors in an attempt to settle vendor claims at reduced amounts. Management was successful in many instances and has therefore reflected the negotiated payable reductions as gain on extinguishment of debt. There were no applicable income taxes since operating loss carryforwards had been fully reserved.

20.    EMPLOYEE BENEFIT PLAN:

       SAC has a 401(k) plan that covers all full-time employees who are 21 years of age and have completed one year of service. The employees can contribute up to 15% of their annual compensation to the plan. The amount of SAC's annual contribution is determined on a discretionary basis. The Company contributed approximately $6,400 to the plan during the period ended December 31, 2000.

21.    COMMITMENTS AND CONTINGENCIES:

       LICENSE AGREEMENTS AND ROYALTIES:

       The Company has entered into the following licensing agreements granting the Company the use of certain proprietary information, technology and patents:

       o Under the MagneGas Agreement (see note 4), EarthFirst is obligated to provide financing, facilities and resources to facilitate a program of research and development for the MagneGas technology conducted by USMagneGas. EarthFirst is also obligated to provide USMagneGas with sufficient funds to permit all advance royalty payments provided for in the MagneGas Royalty Agreement to be timely paid. Pursuant to the MagneGas Agreement, USMagneGas may not enter any debt financing.

                  EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


21.      COMMITMENTS AND CONTINGENCIES (CONTINUED):

         LICENSE AGREEMENTS AND ROYALTIES (CONTINUED):

         o Under the MagneGas Royalty Agreement (see note 4), USMagneGas is required to pay the licensor, on a quarterly basis, royalty payments equal to 3% of the gross proceeds of all that USMagneGas receives for leasing, servicing, selling or otherwise commercializing the technology subject to the MagneGas Agreement within the territory for which it holds an exclusive license. The MagneGas Agreement requires the USMagneGas to pay minimum royalties of $10,000 per month for the first twelve months of the MagneGas Agreement; $20,000 per month for the second twelve months; and $30,000 per month for the subsequent three years. The Company paid $60,000 during 2000 in connection with this agreement.

         o Under the MagneGas Agreement, EuroMagneGas, Ltd. and AsiaMagneGas, Ltd. are required to pay the licensor royalties, including advance royalties, on terms similar to conditions to which US MagneGas, Ltd. is subject after two years.

         o An exclusive World-Wide Right and License to Use, Commercialize, and Exploit a solid waste-to-energy technology was entered into with the owner of the rights to the technology. The agreement effective from December 15, 1999 for 20 years, obligates the Company to pay: (1) a minimum annual royalty of $150,000 with the first payment due upon receipt of payment for any device or service related to the technology subject to the agreement, (with an equal 50/50 division of the profits received from such initial sale) and future minimum royalty payments due on January 1st of each succeeding year; (2) 50% of all initial sublicense fees with a sublicense of the technology is sold; and (3) 50% of all royalties and profits derived from the sale of the technology. There was no royalty expense associated with this agreement in 2000 or 1999. This agreement was modified by an agreement entered into in 2001 that is described in Note 20. Under the original agreement, 2,000,000 shares of previously issued common stock were deemed earned by an individual associated with the licensor as a finder's fee for arranging the license agreement. The Company recognized the estimated fair value of these shares ($1,502,820) as a charge to 1999 operations.

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

21.    COMMITMENTS AND CONTINGENCIES (CONTINUED):

       CONSULTING AGREEMENTS:

       The Company has a consulting agreement (the "Consulting Agreement") with the Director of Research and Development for USMagneGas. The Consulting Agreement requires USMagneGas to pay $10,000 per month for the three-year term of the agreement and also provides for the grant of options to acquire 100,000 shares of the Company's stock at the end of each research and development program as defined by the USMagneGas Board of Directors, with a limit of one such grant each year. In addition, if the minimum sales levels set forth in the MagneGas Royalty Agreement are exceeded, the number of options granted shall be doubled. No programs were completed and therefore no options were issued pursuant to this arrangement during 2000.

       EMPLOYMENT AGREEMENTS:

       The Company has an employment agreement with its chief executive officer. The agreement provides for no annual cash compensation at this time. Pursuant to the agreement, the Chief Executive Officer was granted options to acquire 2,000,000 shares of the Company's common stock at an exercise price of $1.00 per share, which were issued under the stock option plan discussed in Note 15. One-half of these options vested in 2000 and the remainder vest on May 15, 2001.

       BORS LIFT:

       As part of the Technology Assignment and Royalty Agreement entered into between BORS International, L.L.C. ("BIL"), Ennotech, Inc., and the Company on June 16, 2000, as an incentive to BIL to maximize its collected gross revenues, the Company agreed to issue stock options to BIL which will be granted upon the occurrence of certain performance standards. Upon BIL's achieving $10,000,000 in collected gross revenues by December 31, 2001, the Company shall grant BIL options to acquire 833,333 shares of the Company's common stock at an exercise price of $.30 per share. Upon BIL's achieving $20,000,000 in collected gross revenues between January 1, 2002 and December 31, 2002, the Company shall grant BIL options to acquire 833,333 shares of the Company's common stock at an exercise price of $.40 per share. In addition, upon BIL's achieving $40,000,000 in collected gross revenues between January 1, 2003 and December 31, 2003, the Company shall grant BIL options to acquire 833,333 shares of the Company's common stock at an exercise price of $.50 per share. In lieu of achieving the collected gross revenue targets, BIL will be granted any of the options contemplated above upon paying the Company an amount equal to the royalty due had the gross collected revenue target for the period been reached.

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

21.    COMMITMENTS AND CONTINGENCIES (CONTINUED):

       BORS LIFT (CONTINUED):

       If this alternative is elected, BIL would be issued the above options in return for total payments of royalties of $200,000 in 2001; $400,000 in 2002; and $800,000 in 2003.

       LEGAL PROCEEDINGS:

       LITIGATION:

       The Company is involved in routine litigation incident to its business as well as lawsuits instituted by vendors for payments of past due amounts. The Company has accrued minimum estimated losses ($50,000) in connection with pending litigation at December 31, 2000 and past due amounts related to the suits are included in accounts payable and lease obligations payable in the accompanying 2000 balance sheet. In the Company's opinion, none of these proceedings will have a material adverse effect on the Company's financial position or results of operations.

       SEC ENFORCEMENT INQUIRY:

       On November 19, 1999, the Company was notified that the Securities and Exchange Commission was conducting an informal inquiry in connection with matters relating to the Company's restatement of financial results. The Securities and Exchange Commission requested that the Company provide them with certain documents concerning the previous revision of its financial results and financial reporting documents. The Securities and Exchange Commission indicated that its inquiry should not be construed as any indication that any violation of law has occurred, nor as an adverse reflection upon any person, entity or security. The Company has cooperated with the Securities and Exchange Commission in connection with this inquiry and its outcome cannot be determined at this time. The Company has not had any contact with the Securities and Exchange Commission regarding their inquiry since the Spring of 2000.

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

22.    SUBSEQUENT EVENTS:

       CONVERSION OF PORTION OF REVOLVING LINE OF CREDIT OWED TO RELATED PARTY INTO COMMON STOCK:

       On January 8, 2001, $1,500,000 of the revolving line of credit owed to an entity affiliated with the Chief Executive Officer was converted into 13,793,103 shares of the Company's common stock.

       CONVERSION OF CERTAIN RELATED PARTY DEBT INTO COMMON STOCK:

       On March 3, 2001, the $51,962 note payable to the former Chief Executive Officer and the $42,424 note payable to an entity owned by the former Chief Executive Officer, as well as a $22,655 obligation owed to that entity, were converted into 780,269 shares of the Company's common stock. In addition, a $43,250 obligation owed to a shareholder and former director of the Company was converted into 288,333 shares of the Company's common stock.

       CONVERSION OF PREFERRED STOCK:

       During January through March of 2001, the holder the Company's Series A Preferred Stock converted 155 of their remaining 461 shares of the preferred stock ($461,000 stated value) into 466,667 shares of common stock.

       CREATION OF EARTHFIRST WASTE TO ENERGY, INC. AND RELATED AGREEMENT:

       The Company and the licensor of the rights to the Waste To Energy technology have cooperated on the further development of this technology through the construction and operation of a prototype plant located in Port Gibson, Mississippi. On January 13, 2001, a Formation Agreement (the "Waste To Energy Agreement") was entered into by and among the Company, Marilyn Chirinsky ("Chirinsky"), John Rivera ("Rivera"), and Tomorrows Innovative Technology Today, Inc. ("TI Tech"). Under the Waste To Energy Agreement, the above parties agreed to form a new entity named EarthFirst Waste To Energy, Inc. ("EFWE") to carry out further development and commercialization of the Waste To Energy technology.

       The Company received a 51% interest in EFWE in exchange for transferring all of its rights under the Exclusive License agreement entered into on December 15, 1999. In addition, until such time as EFWE is profitable, the Company is required to fund all operating expenses of EFWE. The Company is also required to provide all financial recordkeeping and administration for EFWE, as well as provide assistance with the coordination of grant applications on behalf of EFWE.

                  EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


22.    SUBSEQUENT EVENTS (CONTINUED):

       CREATION OF EARTHFIRST WASTE TO ENERGY, INC. AND RELATED AGREEMENT (CONTINUED):

       In exchange for a 49% interest in EFWE, Chirinsky assigned to EFWE any and all rights relating to the Waste To Energy technology not embodied within the Exclusive Licensing agreement, and conveyed to EFWE all right, title and interest in and to all matters and property associated with the Port Gibson Mississippi facility. The parties also agreed that the December 15, 1999 license agreement would be amended to eliminate the royalty payments required.

       Under the Waste To Energy Agreement, it was agreed that each party would be reimbursed all expenses they incurred in furtherance of the Waste To Energy technology from the available cash of EFWE on a pro rata basis except that the first $500,000 of expenses submitted by TI Tech, Rivera and Chirinsky will be reimbursed prior to any expenses of the Company.

       In connection with the development of the prototype facility, Rivera incurred indebtedness in the course of equipping and otherwise facilitating the prototype facility in Port Gibson, Mississippi for which he encumbered 1,900,000 shares he owns of the Company's common stock. Under the Waste To Energy Agreement, the Company agreed to assume the obligations for which Rivera pledged his common stock or otherwise insert itself in Rivera's place so that the shares shall no longer be encumbered. If the Company is unable to secure such a release, the Company has agreed to issue to Rivera up to 1,900,000 shares of the Company's common stock.

       Pursuant to the Waste To Energy Agreement, Mr. Rivera agreed to resign as an employee of the Company and become an employee of EFWE. Rivera shall be paid at the rate of $90,000 per annum. At such time as EFWE (i) receives its first purchase order and (ii) receives the required down payment for the sale of a plant utilizing the technology, then EFWE will increase Rivera's compensation to $150,000 per annum, plus bonus and Chirinsky shall become an employee of EFWE at a rate of no less than $100,000 per annum, plus bonus.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: APRIL 16, 2001


      By: /s/ TIM KLACE                          By /s/ JOHN STANTON
          ---------------------------              ---------------------------
          Tim Klace                                John Stanton
          Chief Financial Officer and              Chief Executive Officer and
           Accounting Officer                      Chairman of the Board

      By: /s/ PHILIP RAPPA
          ----------------------------
          Philip Rappa
          Chief Operating Officer and
          Director