Form 10QSB
period 2001-03-31
EARTHFIRST TECHNOLOGIES INC
filed 2001-05-14
CIK 1056748

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to ______________

                        Commission File Number 0-23897
                     EARTHFIRST TECHNOLOGIES, INCORPORATED
                     -------------------------------------
       (Exact name of small business issuer as specified in its charter)

          Florida                                          59-3462501
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                     1226 Tech Blvd., Tampa, Florida 33619
                     -------------------------------------
                   (Address of principal executive offices)

                                 (813)635-2050
                                --------------
                          (Issuer's telephone number)

                 _____________________________________________
                (Former name, former address and former fiscal
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---    ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes       No      .
   ------   ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 10, 2001: 114,963,422 shares $ .0001 par value common stock.

Transitional Small Business Disclosure Format (check one) Yes      No  X
                                                              ---     ---

                                  FORM 10-QSB

                     EARTHFIRST TECHNOLOGIES, INCORPORATED
                   (F/K/A TOUPS TECHNOLOGY LICENSING, INC.)

                               TABLE OF CONTENTS

                                                                                                        PAGE
PART I.             Financial Information

Item 1 - Financial Statements

          Condensed Consolidated Balance Sheets as of March 31, 2001
          (Unaudited) and December 31, 2000...........................................................    1

          Condensed Consolidated Statements of Operations for the three
          months ended March 31, 2001 and 2000 (Unaudited)............................................    2

          Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 2000 (Unaudited)............................................  3-4

          Notes to Condensed Consolidated Financial Statements........................................ 5-12

          Item 2 - Management's Discussion and Analysis or Plan of Operation..........................   13

PART II.                     Other Information

          Item 2. Changes in Securities and Use of Proceeds...........................................   16
          Item 6. Exhibits and Reports on Form 8-K....................................................   17

Signatures............................................................................................   17

                     EARTHFIRST TECHNOLOGIES, INCORPORATED
                               AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS


                                                                March 31,
                                                                  2001         December 31,
                                                               (Unaudited)         2000
                                                              -------------    -------------
Current assets:
 Cash                                                         $      27,195    $  1,518,721
 Accounts receivable (net of $525,000 allowance for
  future returns)                                                 2,139,862       2,156,677
 Inventories                                                        659,970         694,304
 Costs and estimated earnings in excess of billings on
  uncompleted
  contracts                                                         480,439         515,804
 Other current assets                                                     -           1,207
                                                              -------------    ------------
  Total current assets                                            3,307,466       4,886,713

Property and equipment, net                                       2,220,193       2,235,440
Goodwill, net                                                     4,079,483       4,210,651
Other assets                                                          1,996             820
                                                              -------------    ------------

                                                              $   9,609,138    $ 11,333,624
                                                              =============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current maturities of long-term debt                         $     321,184    $    342,566
 Notes payable, related parties                                           -         232,636
 Accounts payable                                                 3,136,074       3,646,377
 Accrued expenses and other current liabilities                   2,501,412       1,693,253
 Dividends payable                                                   87,115          81,760
 Billings in excess of costs and estimated earnings on
  uncompleted contracts                                              42,831         101,206
                                                              -------------    ------------
  Total current liabilities                                       6,088,616       6,097,798

Notes and other payables, related parties, less current
 maturities                                                       2,325,241       3,772,689
Long-term debt, less current maturities                             313,534         371,340
Convertible debentures                                              580,000         700,000
                                                              -------------    ------------
  Total liabilities                                               9,307,391      10,941,827
                                                              -------------    ------------

Commitments and contingencies                                             -               -

Stockholders' equity:
 Series A preferred stock, par value $1, 10,000,000
  shares authorized, 306 (2001) and 461 (2000) shares
  issued and outstanding                                                306             461
 Common stock, par value $.0001, 250,000,000 shares
  authorized, 102,765,697 (2001) and 84,834,825 (2000)
  shares issued and outstanding                                      10,278           8,484
 Additional paid-in capital                                      32,283,489      30,479,037
 Accumulated deficit                                            (30,724,266)    (28,828,125)
                                                              -------------    ------------
                                                                  1,569,807       1,659,857
 Less treasury stock (1,950,000 shares at cost)                  (1,268,060)     (1,268,060)
                                                              -------------    ------------
  Total stockholders' equity                                        301,747         391,797
                                                              -------------    ------------
                                                              $   9,609,138    $ 11,333,624
                                                              =============    ============

           See notes to condensed consolidated financial statements.

                     EARTHFIRST TECHNOLOGIES, INCORPORATED
                               AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)

                                                           2001            2000
                                                       ------------    ------------
Revenue                                                $  3,439,807    $       -

Cost of sales                                             3,132,053            -
                                                       ------------    ------------
Gross profit                                                307,754            -

Selling, general and administrative expenses              1,179,996         150,000
Research and development expenses                           908,063         166,813
                                                       ------------    ------------

Loss from continuing operations before income
 taxes and other items                                 (  1,780,305)   (    316,813)
                                                       ------------    ------------

Other income (expenses):
 Interest expense                                      (    110,481)           -
                                                       ------------    ------------

Loss from continuing operations                        (  1,890,786)   (    316,813)

Discontinued operations:
 Loss from discontinued operations (no applicable
  income taxes)                                                -       (  1,501,117)
                                                       ------------    ------------

Net loss                                               (  1,890,786)   (  1,817,930)

Preferred stock dividends                              (      5,355)   (     13,125)
                                                       ------------    ------------
Net loss attributable to common stockholders           ($ 1,896,141)   ($ 1,831,055)
                                                       ============    ============
Loss per common share attributable to common
 stockholders:
  Continuing operations                                ($       .02)   ($      -   )
  Discontinued operations                                      -       (        .05)
                                                       ------------    ------------
  Net loss                                             ($       .02)   ($.       05)
                                                       ============    ============

Weighted average shares outstanding                      98,401,930      34,757,123
                                                        ===========    ============

           See notes to condensed consolidated financial statements.

                     EARTHFIRST TECHNOLOGIES, INCORPORATED
                               AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)

                                                               2001              2000
                                                           ------------      ------------
Cash flows from operating activities:
 Net loss                                                  ($1,890,786)      ($1,817,930)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization of goodwill                   156,868           173,166
   Stock based compensation                                       -               94,010
   Interest expense funded from debt conversion to
     equity                                                     25,800            73,620
   Increase (decrease) in cash due to changes in:
     Accounts receivable                                        16,815            (9,468)
     Inventories                                                34,334           101,818
     Prepaid expenses                                            1,208           (16,786)
     Other assets                                               (1,177)             (859)
     Costs and earnings in excess of billings                   35,365              -
     Accounts payable                                         (536,104)          448,719
     Accrued expenses                                          761,615              -
     Customer deposits                                            -               (3,850)
     Billings in excess of costs and earnings                  (58,375)             -
                                                           ------------      ------------
Net cash used in operating activities                      ( 1,454,437)      (   957,560)
                                                           ------------      ------------

Cash flows from investing activities:
 Acquisition of property and equipment                     (    10,453)      (    32,305)
                                                           ------------      ------------
Net cash used in investing activities                      (    10,453)      (    32,305)
                                                           ------------      ------------

Cash flows from financing activities:
 Proceeds from sale of capital stock                              -              661,789
 Principal repayments on long-term debt                    (    79,188)      (    37,056)
 Proceeds from convertible debentures                                            700,000
 Proceeds from related party notes payable                      52,552           177,000
                                                           ------------      ------------
Net cash provided by (used in) financing activities        (    26,636)        1,501,733
                                                           ------------      ------------

           See notes to condensed consolidated financial statements.

                     EARTHFIRST TECHNOLOGIES, INCORPORATED
                               AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
           FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)

                                      2001       2000
                                  -----------   -----------
Increase (decrease) in cash       ( 1,491,526)      511,868
Cash, beginning of period           1,518,721        72,224
                                  -----------   -----------

Cash, end of period                $   27,195    $  584,092
                                  ===========   ===========


                Supplemental schedule of cash flow information
                ----------------------------------------------

Cash paid during the period for interest             $     -      $     -
                                                     =========    =========


     Supplemental schedule of non-cash financing and investing activities
     --------------------------------------------------------------------

During 2001, the Company:

  . Converted 155 shares of preferred shares outstanding at beginning of year to 2,066,667 shares of common stock
  . Converted $120,000 of convertible debentures along with accrued interest of $25,800 to 1,012,500 shares of common stock
  . Converted $1,660,291 of related party debt to 14,861,705 shares of common stock

During 2000, the Company:

  . Converted $517,956 of convertible debentures along with accrued interest of $36,257 and interest through the date of conversion of $73,620 by issuance of 1,034,784 shares of common stock.

  . Incurred $42,980 of loan costs through the issuance of 15,441 shares of common stock.

           See notes to condensed consolidated financial statements.

                     EARTHFIRST TECHNOLOGIES, INCORPORATED
                               AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

1. Nature of business, basis of presentation and summary of significant accounting policies:

     The interim financial statements of EarthFirst Technologies, Incorporated ("EarthFirst" or the "Company") that are included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim period, and all such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB for the year then ended. The report of the Company's independent auditors for the year ended December 31, 2000 contains an explanatory paragraph as to the substantial doubt of the Company's ability to continue as a going concern. No adjustments have been made to the accompanying financial statements to give effect to this uncertainty. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations for a full fiscal year.

     The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.

     Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities (common stock options and warrants). For the three months ended March 31, 2001 and 2000, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

     Nature of business:

     EarthFirst was formed to facilitate market applications through the licensing of late-stage technologies. The Company operates in three business segments. These segments include 1) Technology Development for Environmental Solutions and Alternative Fuels, 2) Demolition and Recycling, and 3) Government Contracts.

                     EARTHFIRST TECHNOLOGIES, INCORPORATED
                               AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

     Nature of business (continued):

     There are two technologies under development in the Environmental Solutions and Alternative Fuels segment of EarthFirst. One technology is the development of the Plasma Arc Flow (TM) Reactor. The Plasma Arc Flow (TM) Reactors have been proven to effectively treat liquid wastes and produce an alternative fuel called MagneGas(TM). The Environmental Solutions and Alternative Fuels segment has been conducted through USMagneGas, Inc. ("USMagneGas"), an 80% owned subsidiary of the Company.

     The second technology is the development of a process to efficiently convert waste products, such as tires, animal waste, and similar products, into reusable raw materials and fuels. As discussed in Note 3, on January 13, 2001, the Company and the licensor of the rights to this technology entered into an agreement for the formation of EarthFirst Waste To Energy, Inc. ("EFWE"). All efforts related to the commercialization and further development of this technology are now conducted within EFWE. The Company owns 51% of the stock of EFWE.

     The Demolition and Recycling operations are conducted through a wholly-owned subsidiary SAC-1, Inc. ("SAC"). In its demolition operations, SAC enters into fixed-price contracts to demolish structures such as buildings and bridges. Services are rendered primarily within the State of Florida.

     In its recycling operations, SAC operates scrap yards at locations in Gibsonton and Brooksville, Florida. SAC acquires scrap metal and other items from unrelated parties and from its demolition business. Scrap acquired is processed ultimately for resale to mills.

     In its government contract segment, SAC enters into contractual arrangements to procure various products. Substantially all of the sales made by the government contract segment are made to agencies of the federal government.

                     EARTHFIRST TECHNOLOGIES, INCORPORATED
                               AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000


2.   Management's Plans Regarding Liquidity and Capital Resources:

     The Company has experienced recurring net losses since its inception and, as such, experienced negative operating cash flows through March 31, 2001. Historically, negative operating cash flows have been funded with proceeds from sales of common and preferred stock, notes and convertible debentures payable and equipment financing transactions. In addition, an entity controlled by a principal stockholder has provided an aggregate $5,000,000 in revolving lines of credit to fund operating deficits. In January 2001, $1,500,000 of the outstanding balance under the lines of credit was converted into 13,793,103 shares of the Company's common stock. In April 2001, an additional $1,500,000 of the outstanding balance under the lines of credit was converted into 10,256,410 shares of common stock. Notwithstanding the proceeds of these financing sources, the Company had negative working capital of approximately $2,800,000 at March 31, 2001.

     The Company, through its subsidiaries that own the licenses to the related technologies, is focused on the further development and refinement of the technologies possessed in the Environmental Solutions and Alternative Fuels segment. Both technologies are in the initial stages of developing commercial applications. In May 2001, EFWE, the Company's 51% owned subsidiary, entered into an agreement to produce two tire recycling facilities in Puerto Rico within the next six months and ten municipal solid waste units over the following 18 months. (See Note 6)

     The Company, through the USMagneGas and EFWE subsidiaries, will continue to perform significant additional research and development of both technologies in order to attempt to more fully develop the potential that management believes each technology has for the future. Additional expenditures will be required to further develop the technologies and commercially viable applications of the technologies. The Company intends to negotiate arrangements with the ultimate users of these technologies and with joint venture partners to provide the funding to continue this development and to produce the first generation of production units for commercial use. There can be no assurances that these negotiations will be successful or that funding can be obtained from other sources.

     The Company, through its subsidiary SAC-1, has continued to incur unfavorable financial results from its demolition operations. SAC-1 is currently negotiating additional billings on certain demolition contracts that, if successful, would provide additional cash to pay down debt obligations. There are no assurances that these negotiations will be successful in whole or in part.

                     EARTHFIRST TECHNOLOGIES, INCORPORATED
                               AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

2.   Management's Plans Regarding Liquidity and Capital Resources (continued):

     The Company will continue to require additional equity or debt financing in order to provide for its cash requirements and continue as a going concern. Management believes it will be successful in these financing efforts, but there can be no assurance to that effect.

3.   Formation Agreement and Formation of EarthFirst Waste To Energy, Inc.:

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

                     EARTHFIRST TECHNOLOGIES, INCORPORATED
                               AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000


3. Formation Agreement and Formation of EarthFirst Waste To Energy, Inc. (continued):

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

4.   Segment reporting:

     Key segment information for 2001 is summarized as follows:

                              Alternative
                                Fuels/
                             Environmental           Demolition           Government
                               Solutions            & Recycling           Contracting           Consolidated
                               ---------            -----------           -----------           ------------
Revenue from
external
customers                      $    -0-             $2,103,735            $1,336,072             $3,439,807

Cost of sales                       -0-              1,929,880             1,202,173              3,132,053

Gross profit                        -0-                173,855               133,899                307,754

Research &
Development                     908,063                    -0-                   -0-               908,063

Segment Assets                   63,650              7,883,287             1,662,201             9,609,138

                     EARTHFIRST TECHNOLOGIES, INCORPORATED
                               AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

4.   Segment reporting (continued):

     The following summarizes key segment information for 2000:


                             Alternative
                               Fuels/
                            Environmental          Demolition            Government
                              Solutions            & Recycling           Contracting           Consolidated
                              ---------            -----------           -----------           ------------
Revenue from
external
customers                    $    -0-              $     -0-             $     -0-               $    -0-

Cost of sales                     -0-                    -0-                   -0-                    -0-

Gross profit                      -0-                    -0-                   -0-                    -0-

Research &
Development                   166,813                    -0-                   -0-                166,813

5.   Stockholders' Equity:

     Conversion of portion of revolving line of credit owed to related party into common stock:

     In January 2001, $1,500,000 of the revolving line of credit owed to an entity affiliated with the Chief Executive Officer was converted into 13,793,103 shares of the Company's common stock. In April 2001, an additional $1,500,000 of the revolving line of credit was converted into 10,256,410 shares of the Company's common stock.

     Conversion of certain related party debt into common stock:

     In March 2001, the $51,962 note payable to the former Chief Executive Officer and the $42,424 note payable to an entity owned by the former Chief Executive Officer, as well as a $22,655 obligation owed to that entity, were converted into 780,269 shares of the Company's common stock. In addition, a $43,250 obligation owed to a shareholder and former director of the Company was converted into 288,333 shares of the Company's common stock.

                     EARTHFIRST TECHNOLOGIES, INCORPORATED
                               AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

5.   Stockholders' Equity (continued):

     Conversion of preferred stock:

     During January through March of 2001, the holder the Company's Series A Preferred Stock converted 155 of their remaining 461 shares of the preferred stock ($461,000 stated value) into 2,066,667 shares of common stock. In May 2001, the holder of the preferred stock elected to convert an additional 110 shares of preferred stock into 751,879 shares of common stock. As of May 10, 2001, the holder of the Company's Series A Preferred Stock has 196 shares of preferred stock remaining.

     Conversion of convertible debt:

     In March 2001, the holder of the Company's 8% convertible debentures elected to convert $120,000 of the $700,000 face value of the debentures, plus $25,800 accrued interest and penalties (associated with the lack of share registration), into 1,012,500 shares of the Company's common stock. In May 2001, the holder of the Company's 8% convertible debentures elected to convert an additional $150,000 face value of the debentures, plus $35,552 of accrued interest and penalties, into 1,189,436 shares of the Company's common stock. As of May 10, 2001, there remains outstanding a principal balance of $430,000 of the convertible notes, exclusive of accrued interest and penalties.

6.   Subsequent Events:

     On May 3, 2001, EFWE and Tiarga Corporation, a Puerto Rico Corporation ("Tiarga") executed an agreement concerning the purchase of 12 production units for the reclamation of solid waste products. Pursuant to this agreement, the initial two units are to be designed for the processing of used rubber tires and are scheduled for delivery over the next 6 months. The remaining ten units are to be designed for the processing of municipal solid waste and are currently scheduled for delivery over the following 18 months.

     The sales price of the two units for used tires is $13.5 million per unit. The sales price of the remaining ten units is to be negotiated within 90 days from the date of the contract. The actual order for each of the twelve units will be activated with the placement of a letter of credit and agreement among the parties as to payment schedule and additional terms and conditions. There is no assurance that agreement will be reached as to these additional terms and conditions. EFWE has received a $100,000 good faith deposit in connection with the agreement.

                     EARTHFIRST TECHNOLOGIES, INCORPORATED
                               AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

6.   Subsequent Events (continued):

     In addition, a licensing agreement (the "Licensing Agreement") was also entered into by and among EFWE and Tiarga, effective May 1, 2001. Under the Licensing Agreement, EFWE and Tiarga agreed to form a business venture for the operation of the units acquired by Tiarga. The purpose of the business venture is to, among other things, participate in the installation and operation of a multi-waste stream destructive distillation energy recovery system within the territory specified in the Licensing Agreement. After-tax profits from the business arrangement between Tiarga and EFWE are to be shared equally. Tiarga shall appoint four (4) members of the board of directors for the business venture and EFWE shall appoint three (3) members.

     Pursuant to the Licensing Agreement, Tiarga is to contribute to the business venture: (i) access to and use of Tiarga's production facility for the shredding of waste tires for the purpose of providing a continuous supply of shredded tire waste starting material to the System, (ii) the use of a 40,000 square foot facility where the System will be installed and operated, (iii) all labor necessary for the shredding of waste tires and operation and maintenance of all equipment used for the shredding of waste tires, (iv) managerial expertise and oversight to operate and maintain the tire shred production and maintenance of the related equipment, (v) a continuous supply of shredded tires for the System, (vi) funding necessary for the implementation and operation of the System, (vii) all necessary permits and licenses, and (viii) certain additional items.

     Pursuant to the Licensing Agreement, EFWE is to contribute to the business venture: (i) an exclusive license to implement and operate the System within the Territory designated under the Licensing Agreement, (ii) design, consulting, and construction services to implement and operate the System,
     (iii) all reasonable necessary training of personnel to operate the System together with information necessary to create a set of standard operating and maintenance manuals for the System, and (iv) the services of its System Implementation Team designees. The Territory contemplated under the Licensing Agreement is the Commonwealth of Puerto Rico and Tiarga has been given a right of first refusal for the remainder of Central and South America.

                     EARTHFIRST TECHNOLOGIES, INCORPORATED
                               AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis provides information that is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, as well as the unaudited March 31, 2001 statements and notes thereto.

During the quarter ended March 31, 2001, efforts continued to refine the MagneGas(TM) technology. The MagneGas(TM) technology continues to show promise in both the remediation of environmentally harmful waste products and in use as a clean burning fuel.

It is anticipated that by year-end, the Company will begin producing MagneGas(TM) on a commercial basis for use as a cutting fuel. It is also anticipated that the Company will establish a new facility to begin production on a commercial basis and will obtain the necessary regulatory licenses to begin production.

The Company recently filed a grant application that, if approved, will provide funding to allow it to partner with a major university to further develop the linear reactor units for the termination of bacteriological activity in animal waste. A response on the grant application is anticipated by the end of the second quarter.

A contract for the first commercial use of the Waste To Energy technologies was signed in May 2001 and is discussed in detail in the notes to the financial statements. EarthFirst Waste To Energy, Inc. ("EFWE"), a 51% owned subsidiary of the Company, will provide production units for use in the Commonwealth of Puerto Rico. The parties are currently negotiating the terms for the first two units including the placement of a letter of credit by the purchaser to fund the purchase price of each unit. We anticipate that the units will be in place and operational by the end of calendar 2001.

The agreement entered into by EFWE also provides for participation as a joint venture in the operation of the units after installation is completed.

The Company is also negotiating with other potential users and / or joint venture partners of both the MagneGas(TM) and Waste To Energy technologies and hopes to successfully enter into additional mutually beneficial arrangements by the end of the third quarter.

During the first quarter of 2001, the Company, through its wholly-owned subsidiary SAC-1, Inc. ("SAC"), continued to experience unfavorable results from its demolition contracts. These contracts are nearing conclusion and the Company is negotiating to obtain additional billings for cost overruns attributable to additional work not contemplated in the original bids and with respect to certain disputed amounts on other contracts. The Company has scaled back its activity in this operation to focus its attention on maximizing shareholder value with respect to ongoing demolition contracts. Based upon the results of its ongoing efforts, the Company will assess its long-term objectives in this activity.

SAC is continuing to conduct its recycling operations and has opened a new location in an effort to increase the volume of scrap metals purchased. While we believe that the recycling operations will be profitable in the future, there is significant competitive pressure in this market. Consequently, the primary focus of the Company will continue to be in the Environmental Solutions and Alternative Fuels segment.

Government contract operations continued to show a slight profit during the first quarter of 2001. We believe that the Company's efforts in the government contract segment cannot be leveraged on the scale necessary to achieve significant growth and profitability. We anticipate that over the next two quarters the government contract operations will be curtailed in order to allow the Company's resources to be focused on the Environmental Solutions and Alternative Fuels technologies.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

Revenues, cost of sales, and gross profits for the three months period ending March 31, 2001 and 2000 were not comparable because the businesses that generated revenues in the March 31, 2000 period were discontinued prior to 2001. Accordingly, the results of these operations are included under the Discontinued Operations section of the Condensed Consolidated Statements of Operation. In addition, businesses that produced revenues during the period ended March 31, 2001 were acquired on May 15, 2000 and consequently did not impact the fiscal 2000 amounts.

Selling, general and administrative expenses for the three month period ending March 31, 2001 are also not comparable to the three month period ending March 31, 2000 for the reasons stated above. Selling, general and administrative expenses for the period ending March 31, 2001 are related primarily to the business operations of SAC, administrative expenditures incurred by the Company as a public entity, and expenditures for marketing, promotion, and related efforts incurred by USMagneGas and EFWE.

Research and development expenses increased from $166,813 in the three months ended March 31, 2000 to $908,063 in the three months ended March 31, 2001 or a 544% increase. The increase is attributable to the increased efforts devoted to the MagneGas(TM) technologies during the latter period as well as the effects of the Formation Agreement executed in January 2001 that resulted in the formation of EFWE. Included in the increased levels of research and development are the effects of the July 2000 agreements that resulted in the formation of USMagneGas and the related consulting agreement and a separate royalty agreement that provides for the payment of advance royalties.

Interest expense increased for the three month period ended March 31, 2001 over that of the comparable prior year period due principally to borrowings pursuant to two separate revolving lines of credit from a related party.

Losses from continuing operations for the three months ended March 31, 2001 are not comparable with the three months ended March 31, 2000 on account of the reasons noted above. The losses were generated within the demolition and recycling segment conducted by SAC.

LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced recurring net losses since its inception and, as such, has experienced negative operating cash flows through March 31, 2001. The Company has historically funded these negative operating cash flows with proceeds from sales of common and preferred stock, notes and convertible debentures, and equipment sale/leaseback transactions.

Since the acquisition of SAC on May 15, 2000, John Stanton and entities associated with Mr. Stanton have advanced the Company significant amounts. During December 2000, the Company entered into a revolving line of credit with an entity related to Mr. Stanton, which is secured by all of the assets of the Company. SAC entered into a similar revolving line of credit. During January 2001, $1,500,000 of the revolving line of credit was converted into 13,793,103 shares of the Company's common stock. In April 2001, an additional $1,500,000 of the revolving line of credit was converted into 10,256,410 shares of the Company's common stock. The Company and its subsidiaries have continued to borrow under the revolving line of credit during the period ending March 31, 2001 and this line of credit has been the Company's only significant source of funds.

The Company believes that additional capital will be needed in the future to fund further development and commercialization of the technologies comprising the Environmental Solutions and Alternative Fuels segment. As discussed above, the Company believes that the future development of these technologies might be accomplished by partnering with likely end users of specific applications of the technologies or with joint venture partners. It is anticipated that such partnering may provide additional liquidity to fund future development, but there can be no assurances that the Company will be successful in identifying these partners.

NOTE ON FORWARD-LOOKING STATEMENTS

The information set forth in this Report on Form 10-QSB under the Sections "Management's Discussion and Analysis or Plan of Operation" and elsewhere relate to future events and expectations and as such constitute "Forward-Looking Statement" within the meaning of the Private Securities Litigation Act of 1995. The words "believes," "anticipates," "plans," "expects," and similar expressions in this report are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to materially differ from any future results, performance, or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. Such factors include, among others, those listed under Item 1 of the Form 10-KSB and other factors detailed from time to time in the Company's other filings with the Securities and Exchange Commission. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.

PART II.  OTHER INFORMATION


Item 2. Changes in Securities and Use of Proceeds

     (c) The securities below were issued by the Company during the period covered by the report and were not registered under the Securities Act of 1933, as amended. Each of the transactions is claimed to be exempt from registration pursuant to Section 4 (2) of the Securities Act as transactions not involving a public offering. All of such securities are deemed to be restricted securities for the purposes of the Securities Act. All certificates representing such issued and outstanding restricted securities have been properly legend, and the Company has issued "stop transfer" instructions to its transfer agent with respect to such securities. Except as noted, no commissions were paid in connection with any of these issuances.

     In January 2001, the Company issued 13,783,103 shares of the Company's common stock to John Stanton in connection with the satisfaction of $1,500,000 of the revolving credit line owed by the Company at a conversion rate of $.10875 per share.

     In March 2001, the Company issued 780,269 shares of common stock to Leon Toups or an entity controlled by Mr. Toups in satisfaction of $115,962 of loans made to the Company during a prior year at a conversion rate of $.15 per share. At the same time, an additional 288,333 shares of the Company's common stock was issued to a former director of the Company in satisfaction of a $43,250 obligation to this individual at a conversion rate of $.15 per share.

     During January 2001, the holder of the Company's Series A Preferred Stock, par value $1.00 per share, elected to converted 155 shares of the preferred stock into an aggregate of 2,066,667 shares of the Company's common stock at a conversion rate of $.075 per share.

     In March 2001, the holder of a convertible note payable converted $120,000 of principal and $25,800 of interest and penalties into 1,012,500 shares of the Company's common stock at a conversion rate of $.144 per share.


Item 6. Exhibits and Reports on Form 8-K

     (c)  Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                EarthFirst Technologies, Incorporated

                                (Registrant)



Date:  May 14, 2001


                                By: /s/  John Stanton
                                   ------------------------------

                                John Stanton, President and Chief
                                Executive Officer