Form 10QSB
period 2001-06-30
EARTHFIRST TECHNOLOGIES INC
filed 2001-08-13
CIK 1056748

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended - June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _________________

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

                601 South Fremont Avenue, Tampa, Florida 33606
                ----------------------------------------------
                   (Address of principal executive offices)

                                 (813)258-1065
                                --------------
                          (Issuer's telephone number)

                     1226 Tech Blvd., Tampa, Florida 33619
                ----------------------------------------------
                (Former name, former address and former fiscal
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X   No
                                                              ----    ----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes       No
    ----     ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 10, 2001: 141,151,402 shares $ .0001 par value common stock.

Transitional Small Business Disclosure Format  (check one)  Yes       No  X
                                                                ----     ----

                                  FORM 10-QSB

                     EARTHFIRST TECHNOLOGIES, INCORPORATED

                               TABLE OF CONTENTS

                                                                            PAGE
PART I.  Financial Information

Item 1-Financial Statements

         Condensed Consolidated Balance Sheets as of June 30, 2001
          (Unaudited) and December 31, 2000...............................    1

         Condensed Consolidated Statements of Operations for the three
          and six months ended June 30, 2001 and 2000 (Unaudited).........    2

         Condensed Consolidated Statements of Cash Flows for
         the six months ended June 30, 2001 and 2000 (Unaudited)..........  3-4

         Notes to Condensed Consolidated Financial Statements............. 5-12

         Item 2 - Management's Discussion and Analysis or Plan of
          Operation.......................................................   13

PART II. Other Information

         Item 2. Changes in Securities and Use of Proceeds................   18
         Item 6. Exhibits and Reports on Form 8-K.........................   19

Signatures................................................................   19

                     EARTHFIRST TECHNOLOGIES, INCORPORATED
                               AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                June 30,
                                                                 2001         December 31,
                                                              (Unaudited)         2000
                                                              ------------    -------------
Current assets:
  Cash                                                        $     35,376    $   1,518,721
  Accounts receivable (net of $525,000 allowance for
   future returns)                                               1,367,566        2,156,677
  Inventories                                                      627,309          694,304
  Costs and estimated earnings in excess of billings on
   uncompleted contracts                                           281,924          515,804
  Other current assets                                               1,500            1,207
                                                              ------------    -------------
      Total current assets                                       2,313,675        4,886,713

Property and equipment, net                                      2,210,016        2,235,440
Goodwill, net                                                    1,500,000        4,210,651
Other assets                                                         2,395              820
                                                              ------------    -------------
                                                              $  6,026,086    $  11,333,624
                                                              ============    =============

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                         $   321,184       $  342,566
  Notes payable, related parties                                         -          232,636
  Accounts payable                                               2,064,714        3,646,377
  Accrued expenses and other current liabilities                 2,217,252        1,693,253
  Dividends payable                                                      -           81,760
  Billings in excess of costs and estimated earnings on
   uncompleted contracts                                                 -          101,206
                                                              ------------    -------------
      Total current liabilities                                  4,603,150        6,097,798

Notes and other payables, related parties,
 less current maturities                                         1,948,757        3,772,689
Long-term debt, less current maturities                            221,876          371,340
Convertible debentures                                             380,000          700,000
                                                              ------------    -------------
  Total liabilities                                              7,153,783       10,941,827
                                                              ------------    -------------
Commitments and contingencies                                            -                -

Stockholders' equity:
  Series A preferred stock, par value $1, 10,000,000
   shares authorized, 0 (2001) and 461 (2000) shares
   issued and outstanding                                                -              461
  Common stock, par value $.0001, 250,000,000 shares
   authorized, 130,370,902 (2001) and 84,834,825 (2000)
   shares issued and outstanding                                    13,037            8,484
  Additional paid-in capital                                    36,614,374       30,479,037
  Accumulated deficit                                          (36,487,048)     (28,828,125)
                                                              ------------    -------------
                                                                   140,363        1,659,857
  Less treasury stock (1,950,000 shares at cost)                (1,268,060)      (1,268,060)
                                                              ------------    -------------
      Total stockholders' equity                                (1,127,697)         391,797
                                                              ------------    -------------
                                                              $  6,026,086    $  11,333,624
                                                              ============    =============

           See notes to condensed consolidated financial statements.

                     EARTHFIRST TECHNOLOGIES, INCORPORATED
                               AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000
                                  (UNAUDITED)

                                                 Three Months Ended               Six Months Ended
                                                       June 30,                        June 30,
                                                2001              2000           2001            2000
                                            ------------      -----------    ------------    ------------
Revenue                                     $          -      $         -    $          -    $          -

Cost of sales                                          -                -               -               -
                                            ------------      -----------    ------------    ------------
Gross profit                                           -                -               -               -

Selling, general and administrative
 expenses                                        363,930          200,225         691,308         988,284
Research and development expenses              1,390,476          197,234       2,298,539         364,047
                                            ------------      -----------    ------------     -----------

Loss from continuing operations before
 income taxes and other items                 (1,754,406)        (397,459)     (2,989,847)     (1,352,331)
                                            ------------     ------------    ------------     -----------

Other income (expense):
  Interest expense                               (18,602)        (718,496)       (124,602)       (855,760)
                                            ------------     ------------    ------------     -----------

Loss from continuing operations               (1,773,008)      (1,115,955)     (3,114,449)     (2,208,091)

Discontinued operations (no applicable
 income taxes):
  Loss from discontinued operations           (1,410,291)      (2,089,663)     (1,959,636)     (2,815,457)
  Loss on disposal of business segment        (2,579,483)      (2,062,711)     (2,579,483)     (2,062,711)
                                            ------------     ------------    ------------     -----------
  Loss before extraordinary item              (5,762,782)      (5,268,329)     (7,653,568)     (7,086,259)
  Extraordinary gain on
   extinguishment of debt (no
   applicable income tax)                              -           84,889               -          84,889

Net loss                                      (5,762,782)      (5,183,440)     (7,653,568)     (7,001,370)

Preferred stock dividends                         (5,355)          (7,280)         (5,355)        (20,405)
                                            ------------     ------------    ------------     -----------
Net loss attributable to common
 stockholders                               $ (5,768,137)    $ (5,190,720)   $ (7,658,923)    $(7,021,775)
                                            ============     ============    ============     ===========
Loss per common share attributable
 to common stockholders:
  Continuing operations                     $       (.02)    $       (.04)   $       (.03)    $      (.06)
  Discontinued operations                           (.03)            (.06)           (.04)           (.10)
                                            ------------     ------------    ------------     -----------
  Net loss                                  $       (.05)    $       (.10)   $       (.07)    $      (.16)
                                            ============     ============    ============     ===========

Weighted average shares outstanding          108,923,897       53,383,003     107,172,650      44,070,063
                                            ============     ============    ============     ===========

           See notes to condensed consolidated financial statements.

                     EARTHFIRST TECHNOLOGIES, INCORPORATED
                               AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000
                                  (UNAUDITED)

                                                               2001           2000
                                                           -----------     -----------
Cash flows from operating activities:
  Net loss                                                 $(7,653,568)    $(1,817,930)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation and amortization of goodwill                2,736,351         173,166
    Stock based compensation                                         -          94,010
    Interest expense funded from debt conversion to
     equity                                                          -          73,620
    Increase (decrease) in cash due to changes in:
      Accounts receivable                                      789,111          (9,468)
      Inventories                                               66,995         101,818
      Prepaid expenses                                            (292)        (16,786)
      Other assets                                              (1,576)           (859)
      Costs and earnings in excess of billings                 233,880               -
      Accounts payable                                      (1,581,663)        448,719
      Accrued expenses                                         523,677               -
      Customer deposits                                              -          (3,850)
      Billings in excess of costs and earnings                (101,206)              -
                                                           -----------     -----------
Net cash used in operating activities                       (4,988,291)       (957,560)
                                                           -----------     -----------

Cash flows from investing activities:
  Acquisition of property and equipment                           (276)        (32,305)
                                                           -----------     -----------
Net cash used in investing activities                             (276)        (32,305)
                                                           -----------     -----------

Cash flows from financing activities:
  Proceeds from sale of capital stock                                -         661,789
  Principal repayments on long-term debt                      (170,846)        (37,056)
  Proceeds from convertible debentures                               -         700,000
  Proceeds from related party notes payable                  3,676,068         177,000
                                                           -----------     -----------
Net cash provided by financing activities                  $ 3,505,222     $ 1,501,733
                                                           ===========     ===========

           See notes to condensed consolidated financial statements.

                     EARTHFIRST TECHNOLOGIES, INCORPORATED
                               AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
            FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000
                                  (UNAUDITED)

                                                   2001        2000
                                               -----------   --------
Increase (decrease) in cash                     (1,483,345)   511,868
Cash, beginning of period                        1,518,721     72,224
                                               -----------   --------

Cash, end of period                            $    35,376   $584,092
                                               ===========   ========


                Supplemental schedule of cash flow information
                ----------------------------------------------

Cash paid during the period for interest       $       -     $      -
                                               ===========   ========


     Supplemental schedule of non-cash financing and investing activities
     --------------------------------------------------------------------

During 2001, the Company:

 .  Converted 461 shares of preferred shares outstanding at beginning of year to
   4,101,000 shares of common stock
 .  Converted dividends payable on preferred stock of $87,115 into 500,000 shares of common stock
 .  Converted $320,000 of convertible debentures along with accrued interest of
   $72,024 to 2,493,629 shares of common stock
 . Converted $4,660,291 of related party debt to 38,441,448 shares of common stock

During 2000, the Company:

 . Acquired 100% of the outstanding stock of SAC-I, Inc. in exchange for the issuance of 26,500,000 shares of common stock in a transaction valued at $5,300,000.
 . Converted $517,956 of convertible debentures along with accrued interest of $36,257 and interest through the date of conversion of $73,620 by issuance of 1,034,784 shares of common stock.
 .  Incurred $42,980 of loan costs through the issuance of 15,441 shares of common stock and 75,000 warrants.
 .  Converted 154 shares of preferred stock to 613,188 shares of common stock.
 .  Converted $334,000 of related party debt to 1,336,000 shares of common stock.


           See notes to condensed consolidated financial statements.

                     EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

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

   Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding plus potential dilutive securities (common stock options and warrants). For the three and six months ended June 30, 2001 and 2000, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

   EarthFirst was formed to facilitate market applications through the licensing of late-stage technologies. The Company's business is the development and commercialization of two technologies to provide efficient and environmentally friendly solutions for the disposition of solid and liquid wastes and the production of alternative sources of fuel and energy.

   One technology is the development of the Plasma Arc Flow(TM) Reactor. The Plasma Arc Flow(TM) Reactors have been proven to effectively treat liquid wastes and produce an alternative fuel called MagneGas(TM). The development of this technology has been conducted through USMagneGas, Inc.
   ("USMagneGas"), an 80% owned subsidiary of the Company.

                     EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

   Nature of business (continued):

   The second technology is the development of a process to efficiently convert waste products, such as tires, animal waste, and similar products, into reusable raw materials and fuels. This technology is being developed by EarthFirst Waste To Energy, Inc. ("EFWE"), an entity in which the Company owns a 51% interest.

2. Management's plans regarding liquidity and capital resources:

   The Company has experienced recurring net losses since its inception and, as such, experienced negative operating cash flows through June 30, 2001. Historically, negative operating cash flows have been funded with proceeds from sales of common and preferred stock, notes and convertible debentures payable and equipment financing transactions. In addition, an entity controlled by a principal stockholder has provided a $2,500,000 revolving line of credit to the Company to fund operating deficits. This entity has also provided a $2,500,000 revolving line of credit to SAC-I, Inc. ("SAC"), a wholly-owned subsidiary of the Company, to finance its operating deficits. Each revolving line of credit is secured by all of the assets of the Company and SAC, respectively. A significant portion of the operating assets owned by SAC are also secured by indebtedness owed to third parties that was incurred in connection with the original acquisition of those assets.

   In January 2001, $1,500,000 of the outstanding balance under the lines of credit was converted into 13,793,103 shares of the Company's common stock. In April 2001, an additional $1,500,000 of the outstanding balance under the
   lines of credit was converted into 10,256,410 shares of common stock.   An
   additional $2,500,000 of the outstanding balance was converted into 13,333,333 shares of common stock in June 2001. There is no obligation on the part of the lender to convert any additional portion of the outstanding balance owed to it into common stock of the Company.

   Notwithstanding the proceeds of these financing sources, the Company had negative working capital of approximately $2,300,000 at June 30, 2001. It is reasonable to conclude that the Company will continue operations only if additional financing can be raised such as through the sale of its stock or through additional borrowings.

                     EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

2. Management's Plans Regarding Liquidity and Capital Resources (continued):

   The Company, through the USMagneGas and EFWE subsidiaries, will continue to perform significant additional research and development on both technologies in order to attempt to more fully develop the potential that Management believes each technology has for the future. Additional expenditures will be required to further develop the technologies and commercially viable applications of the technologies. There can be no assurances that further research and development will yield commercially viable products or that funding can be obtained to finance such research.

   At this time, the Company intends to focus its commercial operations in three main areas. These main areas include the production and sale of: (1) tire recycling processors through EFWE; (2) MagneGas(TM) for use as a cutting fuel; and (3) MagneGas(TM) recycler units.

   Tire Recycling Processors: On May 3, 2001, EFWE and Tiarga Corporation, a Puerto Rico Corporation ("Tiarga") executed an agreement concerning the purchase of 12 production units for the reclamation of solid waste products. Pursuant to this agreement, the initial two units are to be designed for the processing of used rubber tires. The sales price of the two units for used tires is $13.5 million per unit. The actual order for these units will be activated with the placement of a letter of credit and agreement among the parties as to payment schedule and additional terms and conditions. There is no assurance that Tiarga will be able to obtain the letters of credit or that agreement will be reached regarding the final terms and conditions of this arrangement. EFWE has received a $100,000 payment from individuals affiliated with Tiarga in connection with the agreement. This amount has been utilized to offset costs incurred by EFWE in connection with its efforts to finalize this agreement.

   Provided the parties can reach agreement to proceed, the remaining ten units are to be designed for the processing of municipal solid waste and it is contemplated that delivery of the units would be made over the following 18 months. In order for the production of the additional units to proceed, EFWE will need to adequately demonstrate that its units will meet certain performance measures. Additional testing will need to be performed to demonstrate that these measures can be met and it is likely that the technology will need to be further refined to accomplish these objectives. The actual pricing for these additional units will be negotiated in the future.

                     EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

2. Management's plans regarding liquidity and capital resources (continued):

   Since the execution of the agreement on May 3, 2001, the parties have worked together to obtain certifications and verifications of various technical aspects of the prototype unit that are required prior to proceeding with production of the first two units. While obtaining these verifications has taken longer than expected, the Company continues to be optimistic that these matters will be successfully resolved and that its technology will produce commercially viable units. The technology for producing these units, if successful, will produce an environmentally friendly method for reclaiming natural resources from waste products for which current solutions are either not available or are less than satisfactory.

   It is anticipated that the production of any units ordered by Tiarga will be funded pursuant to one or more letters of credit established by Tiarga or its affiliates after agreement between the parties is reached to begin production.

   Through its EFWE subsidiary, the Company will seek to sell its tire recycling processors to additional end-users. In addition to selling to end-users, EFWE will supply customers with ongoing technical support and maintenance for the equipment and derive ongoing royalties from the use of the processors.

   MagneGas(TM) As a Cutting Fuel: The Company, through USMagneGas, will seek to be a sizeable producer of industrial cutting gas within its area of operations. The cutting gas produced by USMagneGas has been successfully used in the commercial manufacturing operations of a company controlled by the Company's Chairman of the Board. The Company believes that it now has the production capacity to produce cutting gas in sufficient capacity to fill the demand for such products in targeted areas of the southeastern United States. Negotiations will need to be conducted with the appropriate distributors to achieve these objectives and commence a commercially viable operation for the production and sale of cutting gas. The Company intends to market its specialty cutting gas through large regional distributors. This approach removes some significant barriers to entry and reduces cost of sales.

                     EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

2. Management's plans regarding liquidity and capital resources (continued):

   MagneGas Recycler Units: USMagneGas will also focus on selling its sewage recycling units and in further developing the next generation of these units to meet the demands of the market place. USMagneGas has produced prototypes of its total recycler that can serve as the basis for the production of units for commercial sale. Currently the cost of operating the total recycyler units will limit their application to situations where the customer has serious environmental problems for which a specialized solution is necessary. However, the Company intends to further develop this technology to lower the operating costs of the total recycler units and allow a more widespread usage of these processors.

   In addition, USMagneGas will continue research and development of its linear recycler units to attempt to develop a more practical solution for the elimination of harmful waste products. The linear recyclers are not yet ready for commercial applications and will require significant further development in order to produce units that are commercially viable. There can be no assurances that such additional research and development will result in a commercially successful line of products.

   In order to achieve its strategies, the Company will need to obtain sufficient financing from outside sources. There can be no assurances that the Company will be successful in obtaining such financing or, if such financing can be obtained, that implementation of the Company's corporate strategies can be achieved or that commercially viable applications of the technologies can be developed.

   Financing: Subsequent to June 30, the Company executed a letter of agreement with a private equity group ("the Investor") regarding financing for the Company. Under this agreement, the Company may require the Investor to purchase shares of the Company's common stock at a price determined 20 days after providing notification to the Investor. The price per share the Investor is required to pay is determined by formula and contemplates a discount to the bid price quoted for the Company's common stock. There are limitations on the number of shares that the Company may require the Investor to acquire during any period.

   In order to require the Investor to acquire the Company's shares, the Company will need to have these shares registered with the Securities and Exchange Commission (the "SEC"). There are no assurances that the SEC will approve the registration statement necessary to have these shares registered.

                     EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

2. Management's plans regarding liquidity and capital resources (continued):

   As compensation for entering into the agreement, the Investor will receive a warrant convertible into 3,600,000 shares of the Company's common stock. On each six-month anniversary of the date of the above warrants, the Company is required to issue to the Investor additional warrants to purchase a number of shares of common stock, if necessary, such that the sum of the original 3,600,000 warrants and the number of additional warrants issued to the Investor shall equal at least a fixed percentage of the number of fully diluted shares of common stock of the Company on such six-month anniversary date. The fixed percentage for the first six-month period is 3% and decreases by .5% on each subsequent six-month anniversary date.

   The Company will continue to require additional equity or debt financing in order to provide for its cash requirements and continue as a going concern. Management believes it will be successful in these financing efforts, but there can be no assurance to that effect.

3. Discontinued operations:

   The Company's Demolition and Recycling operations, as well as its government contract operations, have been conducted through its wholly-owned subsidiary SAC-1, Inc. ("SAC"). In its demolition operations, SAC entered into fixed-price contracts to demolish structures such as buildings and bridges. Services have been rendered primarily within the State of Florida.

   In its recycling operations, SAC operated scrap yards at locations in Gibsonton, Auburndale and Brooksville, Florida. SAC acquired scrap metal and other items from unrelated parties and from its demolition business. Scrap acquired is processed ultimately for resale to mills.

   In its government contract segment, SAC entered into contractual arrangements to procure various products. Substantially all of the sales made by the government contract segment are made to agencies of the federal government.

                     EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

3. Discontinued operations (continued):

   In anticipation of the appointment of a new Chief Executive Officer and President, as well as the addition of new members of the Company's Board of Directors, during the second quarter of 2001, the Company decided that it was in the best interest of the shareholders to discontinue the demolition, recycling, and government contract operations and either sell the businesses or wind up their affairs. The Company anticipates disposing of most of the assets of these businesses during the remainder of 2001 and utilizing the proceeds to repay debt and provide funding for the environmental solutions and alternative fuel operations. Goodwill associated with these two segments has been written down to its estimated fair value and the write-down is reflected as loss on disposal of discontinued operations. Operations associated with these segments have been classified as discontinued operations in the accompanying statements of operations.

   The decision to discontinue the demolition, recycling, and government contract operations was made to allow the new Chief Executive Officer and the new members of the Board of Directors to focus on the core business of the Company. The Company believes that it is now positioned to maximize its value by exploiting the technological advances that have been achieved through its research and development efforts.

4. Stockholders' equity:

   Conversion of portion of revolving line of credit owed to related party into common stock:

   In April 2001, $1,500,000 of the revolving line of credit owed to an entity affiliated with the Chief Executive Officer was converted into 10,256,410 shares of the Company's common stock. In June 2001, an additional $2,500,000 of the revolving line of credit was converted into 13,333,333 shares of the Company's common stock.

                     EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

4. Stockholders' equity (continued):

   Conversion of preferred stock:

   During January through March of 2001, the holder the Company's Series A Preferred Stock converted 155 of its preferred shares into 2,066,667 shares of common stock. In April and May 2001, the holder of the preferred stock elected to convert its remaining 306 shares of preferred stock into 2,034,333 shares of common stock. In June 2001, the holder of the Preferred Stock elected to convert accrued dividends totaling $87,115 into 500,000 shares of the Company's common stock. This final conversion satisfied the Company's remaining obligation to the preferred shareholder.

   Conversion of convertible debt:

   In March 2001, the holder of the Company's 8% convertible debentures elected to convert $120,000 of the $700,000 face value of the debentures, plus $25,800 accrued interest and penalties (associated with the lack of share registration), into 1,012,500 shares of the Company's common stock. In May 2001, the holder of the Company's 8% convertible debentures elected to convert an additional $150,000 face value of the debentures, plus $35,552 of accrued interest and penalties, into 1,189,436 shares of the Company's common stock. On June 22, 2001, the holder elected to convert an additional $50,000 face value of the debentures, plus $10,672 of accrued interest and penalties, into 291,693 shares of the Company's common stock. Subsequent to June 30, 2001, the note holder elected to convert an aggregate of $150,000 face value of the debentures, plus $38,588 of accrued interest and penalties, into 873,093 shares of the Company's common stock. Subsequent to these conversions, there remains outstanding a principal balance of $230,000 of the convertible notes, exclusive of accrued interest and penalties.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis provides information that is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, as well as the unaudited June 30, 2001 condensed statements and notes thereto.

Management intends to continue the efforts of USMagneGas, Inc. ("USMagneGas") and EarthFirst Waste To Energy, Inc. ("EFWE") to further develop their respective technologies. Management continues to believe that both technologies show significant promise for creating solutions for very serious waste reclamation and recycling problems. Management also continues to believe that improvements can be made to both technologies to improve efficiencies and enhance performance of the processes developed thus far.

Commercial Operations: Management believes that applications of the technologies are now ready for commercial use. The Company intends to focus its commercial operations in the areas involving the production and sale of: (1) tire recycling processors through EFWE; (2) MagneGas(TM) for use as a cutting fuel; and (3) MagneGas(TM) recycler units.

On May 3, 2001, EFWE, an entity in which the Company owns a 51% interest, and Tiarga Corporation, a Puerto Rico Corporation ("Tiarga") executed an agreement concerning the purchase of 12 production units for the reclamation of solid waste products. Pursuant to this agreement, the initial two units are to be designed for the processing of used tires. EFWE has been working with Tiarga to complete the technical verifications of the prototype unit to be produced. Completing these steps has taken longer than originally expected, however, discussions are continuing between the parties and the Company continues to believe that a satisfactory resolution of the remaining issues involving the contract can be achieved. The Company is hopeful that these issues can be resolved and the terms and conditions of the agreement finalized in the near future, however, there can be no assurances that this will be achieved.

Financing for the production of the units contemplated under the agreement with Tiarga will come from one or more letters of credit with a bank or banks acceptable to EFWE. Negotiations are being held to determine payment dates for draws under the letter of credit and the related protocols. It is intended that the payments under the letter of credit will be sufficient to cover the cash flow requirements to construct the units and that EFWE and the Company will not have to finance any portion of the costs of the project once the parties reach a final agreement to proceed.

The agreement entered into by EFWE also provides for participation as a joint venture in the operation of the units after installation is completed. If successful, the joint venture should provide sources of revenues in the future. However, it is likely that given the start up nature of the joint venture, the arrangement should be viewed as a long-term venture that will not produce cash flow to EFWE in the short term.

The Company realizes that additional experienced personnel are needed to transform the technological knowledge that has been developed into commercially viable products and to introduce these products to the market. To accomplish these objectives, the Company recently hired Jim Mahoney as its new Chief Executive Officer. Mr. Mahoney led an entity controlled by Pacific Gas & Electric of more than 800 employees that operated 33 power generating facilities and has extensive experience in moving research and development into commercially successful operations. Mr. Mahoney's knowledge of the power generation industry and his contacts will prove invaluable to the Company.

In addition to Mr. Mahoney, the Board of Directors recently voted to add three new members to the Board. These new board members bring significant experience and expertise to the Company that will be extremely beneficial in assisting the Company in successfully bringing financially viable products to market.

The Company is continuing its efforts to refine and further develop the MagneGas(TM) technology. Applications of the MagneGas(TM) technology continue to show significant promise in the remediation of environmentally harmful waste products and in use as a clean burning fuel. The Company will need to raise additional capital to continue to finance these efforts.

It is anticipated that by year-end, the Company will begin producing MagneGas(TM) on a commercial basis for use as a cutting fuel. The Company is considering seeking one or more distribution partners to bring MagneGas(TM) to market for use as a cutting fuel. Additional capital will need to be raised in order to enable USMagneGas to commence commercial sales of MagneGas(TM) as a cutting gas.

The Company is also negotiating with other potential users and / or joint venture partners of both the MagneGas(TM) and Waste To Energy technologies and hopes to successfully enter into additional mutually beneficial arrangements.

Discontinuation of Businesses Conducted By SAC-I, Inc.: The Company believes that the MagneGas(TM) and Waste To Energy technologies offer the most attractive opportunities to significantly increase shareholder value. Given the limited resources of the Company, during the quarter ending June 30, 2001, Management determined that the continued operation of the businesses conducted by SAC-I, Inc. ("SAC") would detract from its ability to focus all energies and resources on the successful commercial exploitation of MagneGas(TM) and Waste To Energy technologies. Accordingly, both the demolition and recycling business segment and the government contract business segment conducted by SAC are reflected on the accompanying financial statements as discontinued operations.

The demolition contracts entered into by SAC are nearing conclusion and the Company is negotiating to obtain additional billings for cost overruns attributable to additional work not contemplated in the original bids and with respect to certain disputed amounts on other contracts. While the Company is optimistic regarding the potential for reaching agreement with the contracting parties that will result in SAC receiving additional billings, there can be no assurances that such additional amounts will be agreed to or if agreement is reached, when such amounts will be received by the Company.

SAC expects to dispose of its recycling operations through sale of the business to an identified buyer or others, or if negotiations are unsuccessful, liquidation of the assets. It is considered likely that the operating assets attributable to the demolition and recycling operations will be sold at auctions and via similar means as opposed to a complete sale of the business. A significant portion of the proceeds will be used to satisfy secured creditors.

Management anticipates selling the government contract operations to individuals associated with that business. These individuals will have no further involvement with the Company after the sale. It is anticipated that the sales price of the government contract business will approximate the amount of liabilities to be assumed by the buyer.

THREE AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2000.

Revenues, cost of sales, and gross profits for the three months period ending June 30, 2001 and 2000 were not comparable because the demolition and recycling business segment as well as the government contract business segment were discontinued during 2001. Accordingly, the results of these operations are included under the Discontinued Operations section of the Condensed Consolidated Statements of Operation.

Selling, general and administrative expenses for the three-month and six-month period endings June 30, 2001 are also not comparable to the three-month and six-month periods ending June 30, 2000 for the reasons stated above. Selling, general and administrative expenses for the periods ending June 30, 2001 are related primarily to the administrative expenditures incurred by the Company as a public entity, and expenditures for marketing, promotion, and related efforts incurred by USMagneGas and EFWE.

Research and development expenses increased to $2,298,539 and $1,390,476 in the six and three months ended June 30, 2001 from $364,047 and $197,234 in the six and three months ended March 31, 2000 or a 631% increase for the six month period. The increase is attributable to the increased efforts devoted to the MagneGas(TM) technologies during the latter period as well as the effects of the Formation Agreement executed in January 2001 that resulted in the formation of EFWE. Included in the increased levels of research and development are the effects of the July 2000 agreements that resulted in the formation of USMagneGas and the related consulting agreement and a separate royalty agreement that provides for the payment of advance royalties.

Interest expense decreased for the six and three-month periods ended June 30, 2001 over that of the comparable prior year periods. The amount reflected for the six-month period ending June 30, 2000 includes a charge of $641,200 attributable principally to the beneficial conversion feature of convertible debentures issued late in the first quarter of 2000.

Losses from continuing operations for the six and three-month periods ending June 30, 2001 are not comparable with those reflected for the six and three-month periods ending June 30, 2000 because the demolition and recycling segment and the government contract segment conducted by SAC, which were acquired in May 2000, were discontinued during the second quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced recurring net losses since its inception and, as such, has experienced negative operating cash flows through June 30, 2001. The Company has historically funded these negative operating cash flows with proceeds from sales of common and preferred stock, notes and convertible debentures, and equipment sale/leaseback transactions.

Since the acquisition of SAC on May 15, 2000, John Stanton and entities associated with Mr. Stanton have advanced the Company significant amounts. During December 2000, the Company entered into a revolving line of credit with an entity related to Mr. Stanton, which is secured by all of the assets of the Company. SAC entered into a similar revolving line of credit which is secured by all of the assets owned by SAC. During January 2001, $1,500,000 of the revolving line of credit was converted into 13,793,103 shares of the Company's common stock. In April 2001, an additional $1,500,000 of the revolving line of credit was converted into 10,256,410 shares of the Company's common stock. In June 2001, an additional $2,500,000 of the revolving line of credit was converted into 13,333,333 shares of the Company's common stock. In July 2001, an additional $1,500,000 was converted into 7,407,407 shares of the Company's common stock. The Company and its subsidiaries have continued to borrow under the revolving line of credit during the period ending June 30, 2001 and thereafter and this line of credit has been the Company's only significant source of funds during the period.

The Company intends to finance its operations through the sale of common stock as well as continued borrowings under the revolving line of credit with a related party. In July 2001, the Company sold common stock to unrelated parties raising over $500,000. In July the Company also entered into a preliminary agreement with an investment organization regarding an Equity Line.

Under the Equity Line, the Company will be permitted to require the investor to acquire certain amounts of the Company's newly issued common stock. There are numerous contractual conditions that must be met in order for the Company to require the investor to acquire such stock and there are limitations on the amount of shares that the Company can require to be sold at any given time. One of the conditions that must be met is that the Company must register the common stock with the Securities and Exchange Commission ("SEC"). This will require the filing of a registration statement which must be approved by the SEC. The SEC is not required to approve such a statement and may request follow up information in their review process which could delay such approval. The Company estimates that the process involving the preparation, filing, and approval of the registration statement could take between three and nine months. There are no assurances that the SEC will ultimately approve the registration statement.

If the registration statement is approved, the amount of stock that the Company will be able to sell to the investor will be limited based upon the trading volume of the stock. It is likely that the investor will in turn sell the stock either to other investors they identify or on the market. Accordingly, shares sold to the investor will likely increase the number of shares of the Company's stock trading on the market.

Under the Equity Line agreement, the Company will issue the investor warrants to acquire 3,600,000 shares of the Company's common stock at a price equal to the fair market value of the stock on the date the agreement is finalized. These warrants will be earned by the investor regardless of whether the registration statement is approved and regardless of whether the Company ever sells any shares of its common stock to the investor (absent the investor's failure to comply with the terms of the agreement).

Even if the Company is able to sell shares under the Equity Line, there will be cash needs to fund the Company's plans during the interim. It is anticipated that this financing will be derived under the revolving line of credit with a related party. The Company will also seek out other sources of capital. One possibility is a bridge loan from the investor providing the Equity Line described above.

The Company has also attempted to obtain grants that would have allowed it to partner with a major university to further develop the linear reactor units for the termination of bacteriological activity in animal waste. The application was not granted, however, the application will be reconsidered for funding at the time the research facility receives its next funding. If obtained, the funding would offset a portion of the costs of continuing research of the MagneGas(TM) technology.

The Company does not anticipate that any significant royalties will be received from its licensing of the BORS Lift technology in the short term. The licensee of this technology has indicated that the commercial development of the BORS Lift has taken more time and resources than it had anticipated at this point.

The cash flow needs for the environmental solutions and alternative fuels technology operations has caused Management to reconsider the continued operation of the demolition and recycling business segment and the government contract business segment. During the second quarter of 2001, the Company decided to discontinue the operation of its demolition and recycling business segment and its government contract segment that are conducted through its wholly-owned subsidiary SAC. This decision was made in anticipation of hiring a new Chief Executive Officer who will develop the potential of the MagneGas(TM) and Waste To Energy technologies and the addition of the new members of the Board of Directors.

NOTE ON FORWARD-LOOKING STATEMENTS

The information set forth in this Report on Form 10-QSB under the Sections "Management's Discussion and Analysis or Plan of Operation", "Management's plans regarding liquidity and capital resources" and elsewhere relate to future events and expectations and as such constitute "Forward-Looking Statement" within the meaning of the Private Securities Litigation Act of 1995. The words "believes," "anticipates," "plans," "expects," and similar expressions in this report are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. Such factors include, among others, those listed under Item 1 of the Form 10-KSB and other factors detailed from time to time in the Company's other filings with the Securities and Exchange Commission. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.

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

     In April 2001, the Company issued 10,256,410 shares of the Company's common stock to John Stanton in connection with the satisfaction of $1,500,000 of the revolving credit line owed by the Company at a conversion rate of $.14625 per share.

     In June 2001, the Company issued 13,333,333 shares of common stock in satisfaction of $2,500,000 of the revolving credit line owed by the Company at a conversion rate of $.1875 per share. In July 2001, the Company issued 7,407,407 shares of common stock in satisfaction of an additional $1,500,000 of the revolving credit line owed by the Company at a conversion rate of $.2025 per share.

     During the second quarter of 2001, the holder of the Company's Series A Preferred Stock, par value $1.00 per share, elected to converted their remaining 306 shares of the preferred stock into an aggregate of 2,034,333 shares of the Company's common stock at an aggregate conversion rate of $.1463 per share. In addition, this party also converted dividends payable on the Preferred Stock of $87,115 into 500,000 shares of the Company's common stock at a conversion rate of $.17423 per share.

     In May and June 2001, the holder of a convertible note payable converted an aggregate of $200,000 of principal and $46,224 of interest and penalties into 1,481,129 shares of the Company's common stock at a conversion rate ranging from $.1463 to $.208 per share.

During July 2001, the Company sold 2,500,000 shares of its common stock to unrelated parties for an aggregate of $625,000 in cash.


Item 6.  Exhibits and Reports on Form 8-K

     (a) The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

           None.


     (b)   Reports on Form 8-K:

           None.

                                  Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                EarthFirst Technologies, Incorporated

                                (Registrant)



Date:  August 13, 2001


                                By: /s/  John Stanton
                                  -------------------

                                John Stanton, Chairman of the Board