Form 10QSB
period 2001-09-30
EARTHFIRST TECHNOLOGIES INC
filed 2001-11-13
CIK 1056748

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended -September 30, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to ______________

                        Commission File Number 0-18299
                     EARTHFIRST TECHNOLOGIES, INCORPORATED
                     -------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Florida                                       59-3462501
-------------------------------               --------------------------------
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

                -----------------------------------------------
                (Former name, former address and former fiscal
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X   No ___
                                                              ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ___   No ___.


                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 12, 2001: 142,411,809 shares $ .0001 par value common stock.

Transitional Small Business Disclosure Format  (check one)  Yes ___  No X
                                                                        -

                                  FORM 10-QSB

                     EARTHFIRST TECHNOLOGIES, INCORPORATED

                               TABLE OF CONTENTS

                                                                                          PAGE
PART I.     Financial Information

Item 1 - Financial Statements

          Condensed Consolidated Balance Sheets as of September 30, 2001
          (Unaudited) and December 31, 2000...........................................     1

          Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and 2000
          (Unaudited).................................................................     2

          Condensed Consolidated Statements of Cash Flows for the nine
          months ended September 30, 2001 and 2000 (Unaudited)........................   3-4

          Notes to Condensed Consolidated Financial Statements........................  5-11

          Item 2 - Management's Discussion and Analysis or Plan of
          Operation...................................................................    12

PART II.        Other Information

          Item 2. Changes in Securities and Use of Proceeds...........................    20
          Item 6. Exhibits and Reports on Form 8-K....................................    20

Signatures............................................................................    20

                     EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                           September 30,
                                                                2001        December 31,
                                                            (Unaudited)         2000
                                                           -------------    -------------
Current assets:
 Cash                                                       $     93,376    $   1,518,721
 Accounts receivable (net of $525,000 allowance for
  future returns)                                              1,866,847        2,156,677
 Inventories                                                     658,202          694,304
 Costs and estimated earnings in excess of billings on
  uncompleted contracts                                           43,932          515,804
 Other current assets                                              4,454            1,207
                                                            ------------    -------------
  Total current assets                                         2,666,811        4,886,713

Property and equipment, net                                    2,188,163        2,235,440
Goodwill, net                                                  1,500,000        4,210,651
Other assets                                                         820              820
                                                            ------------    -------------

                                                            $  6,355,794    $  11,333,624
                                                            ============    =============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current maturities of long-term debt                       $    321,184    $     342,566
 Notes payable, related parties                                        -          232,636
 Accounts payable                                              3,276,804        3,646,377
 Accrued expenses and other current liabilities                2,261,377        1,693,253
 Dividends payable                                                     -           81,760
 Billings in excess of costs and estimated earnings on
  uncompleted contracts                                           18,736          101,206
                                                            ------------    -------------
  Total current liabilities                                    5,878,101        6,097,798

Notes and other payables, related parties, less current
 maturities                                                    1,881,666        3,772,689
Long-term debt, less current maturities                          251,174          371,340
Convertible debentures                                           161,000          700,000
                                                            ------------    -------------
  Total liabilities                                            8,171,941       10,941,827
                                                            ------------    -------------

Commitments and contingencies                                          -                -

Stockholders' equity:
 Series A preferred stock, par value $1, 10,000,000
  shares authorized, 0 (2001) and 461 (2000) shares
  issued and outstanding                                               -              461
 Common stock, par value $.0001, 250,000,000 shares
  authorized, 142,411,809 (2001) and 84,834,825 (2000)
  shares issued and outstanding                                   14,241            8,484
 Additional paid-in capital                                   39,040,037       30,479,037
 Accumulated deficit                                         (39,602,365)     (28,828,125)
                                                            ------------    -------------
                                                                (548,087)       1,659,857
 Less treasury stock (1,950,000 shares at cost)               (1,268,060)      (1,268,060)
                                                            ------------    -------------
  Total stockholders' equity                                  (1,816,147)         391,797
                                                            ------------    -------------
                                                            $  6,355,794    $  11,333,624
                                                            ============    =============

           See notes to condensed consolidated financial statements.

                       EARTHFIRST TECHNOLOGIES, INCORPORATED
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (UNAUDITED)

                                               Three Months Ended                Nine Months Ended
                                                  September 30,                    September 30,
                                              2001             2000            2001             2000
                                          -------------     ------------   -------------     -------------
Revenue                                   $           -     $          -   $           -     $           -

Cost of sales                                         -                -               -                 -
                                          -------------     ------------   -------------     -------------
Gross profit                                          -                -               -                 -

Selling, general and administrative
 expenses                                       225,593          308,765         916,901         1,297,049
Research and development expenses             1,682,857          801,846       3,981,396         1,165,893
                                          -------------     ------------   -------------     -------------

Loss from continuing operations before
 income taxes and other items                (1,908,450)      (1,110,611)     (4,898,297)       (2,462,942)
                                          -------------     ------------   -------------     -------------

Other income (expense):
 Interest expense                              (256,519)         (15,074)       (381,121)         (870,834)
                                          -------------     ------------   -------------     -------------

Loss from continuing operations              (2,164,969)      (1,125,685)     (5,279,418)       (3,333,776)

Discontinued operations (no applicable
 income taxes):
 Loss from discontinued operations                    -         (543,779)     (1,959,636)       (3,359,236)
 Loss on disposal of business segment          (950,348)        (502,337)     (3,529,831)       (2,565,048)
                                          -------------     ------------   -------------     -------------
 Loss before extraordinary item              (3,115,317)      (2,171,801)    (10,768,885)       (9,258,060)
 Extraordinary gain on
  extinguishment of debt (no
  applicable income tax)                              -          607,097               -           691,986

Net loss                                     (3,115,317)      (1,564,704)    (10,768,885)       (8,566,074)

Preferred stock dividends                             -          (13,913)         (5,355)          (34,318)
                                          -------------     ------------   -------------     -------------
Net loss attributable to common
 stockholders                              ($ 3,115,317)     ($1,578,617)   ($10,774,240)      ($8,600,392)
                                          =============     ============   =============     =============
Loss per common share attributable
 to common stockholders:
  Continuing operations                           ($.02)           ($.02)          ($.04)            ($.06)
  Discontinued operations                             -             (.01)           (.05)             (.11)
  Extraordinary gain                                  -              .01               -               .01
                                          -------------     ------------   -------------     -------------
  Net loss                                        ($.02)           ($.02)          ($.09)            ($.16)
                                          =============     ============   =============     =============

Weighted average shares outstanding         138,485,967       74,886,910     117,725,123        54,417,326
                                          =============     ============   =============     =============


           See notes to condensed consolidated financial statements.

                     EARTHFIRST TECHNOLOGIES, INCORPORATED
                               AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (UNAUDITED)

                                                                   2001                    2000
                                                               ------------             -----------
Cash flows from operating activities:
 Net loss                                                      ($10,768,885)            ($8,566,074)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization of goodwill                      2,771,603                 353,541
   Gain on disposal of property and equipment                        (5,175)                      -
   Extraordinary gain on extinguishment of debt                           -                (691,986)
   Write-down of assets in connection with
     discontinued operations and loss on disposal                         -               2,151,072
   Stock based compensation                                               -               1,464,573
   Interest expense funded from debt conversion to
     equity                                                               -                  73,620
   Amortization of beneficial conversion feature of
     convertible debenture                                                -                 641,200
   Increase (decrease) in cash due to changes in:
     Current assets                                                 794,557              (2,180,214)
     Current liabilities                                            173,626               1,818,021
                                                               ------------             -----------
Net cash used in operating activities                            (7,034,274)             (4,936,247)
                                                               ------------             -----------

Cash flows from investing activities:
 Cash acquired in business acquisition                                    -                 517,203
 Acquisition of property and equipment                               (8,500)               (346,045)
                                                               ------------             -----------
Net cash used in investing activities                                (8,500)                171,158
                                                               ------------             -----------

Cash flows from financing activities:
 Proceeds from sale of capital stock                                650,000               1,888,410
 Principal repayments on long-term debt                            (141,548)               (149,022)
 Proceeds from long-term debt                                             -                 700,000
 Proceeds from related party notes payable                        5,108,977               2,326,264
                                                               ------------             -----------
Net cash provided by financing activities                         5,617,429               4,765,652
                                                               ------------             -----------


                                  (Continued)

                     EARTHFIRST TECHNOLOGIES, INCORPORATED
                               AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
         FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (UNAUDITED)


                                                      2001              2000
                                                   ----------         -------
Increase (decrease) in cash                        (1,425,345)            563
Cash, beginning of period                           1,518,721          72,224
                                                   ----------         -------

Cash, end of period                               $    93,376         $72,787
                                                  ===========         =======

                Supplemental schedule of cash flow information
                ----------------------------------------------

Cash paid during the period for interest          $         -         $     -
                                                  ===========         =======


      Supplemental schedule of non-cash financing and investing activities
      --------------------------------------------------------------------

During 2001, the Company:

 .   Converted 461 shares of preferred shares outstanding at beginning of year to
    4,101,000 shares of common stock
 .   Converted dividends payable on preferred stock of $87,115 into 500,000 shares of common stock
 .   Converted $539,000 of convertible debentures along with accrued interest of
    $129,891 to 3,868,307 shares of common stock
 .   Converted $4,660,291 of related party debt to 38,441,448 shares of common stock

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

                     EARTHFIRST TECHNOLOGIES, INCORPORATED
                               AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


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

   Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding plus potential dilutive securities (common stock options and warrants). For the three and nine months ended September 30, 2001 and 2000, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

   EarthFirst was formed to facilitate market applications through the licensing of late-stage technologies. The Company's business is the development and commercialization of two technologies to provide efficient and environmentally friendly solutions for the disposition of solid and liquid wastes and the production of alternative sources of fuel and energy.

   One technology is the development of the Plasma Arc Flow Reactor. The Plasma Arc Flow Reactors have been proven to effectively treat liquid wastes and produce an alternative fuel called MagneGas. The development of this technology has been conducted through USMagneGas, Inc. ("USMagneGas"), an 80% owned subsidiary of the Company.

                     EARTHFIRST TECHNOLOGIES, INCORPORATED
                               AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

   Nature of business (continued):

   The second technology is the development of a process to efficiently convert waste products, such as tires, animal waste, and similar products, into reusable raw materials and fuels. This technology is being developed by EarthFirst Waste To Energy, LLC ("EFWE"), an entity in which the Company owns a 51% interest.

2. Management's plans regarding liquidity and capital resources:

   The Company has experienced recurring net losses since its inception and, as such, experienced negative operating cash flows through September 30, 2001. Historically, negative operating cash flows have been funded with proceeds from sales of common and preferred stock, notes and convertible debentures payable and equipment financing transactions. In addition, an entity controlled by a principal stockholder has provided a $2,500,000 revolving line of credit to the Company to fund operating deficits. This entity has also provided a $2,500,000 revolving line of credit to SAC-I, Inc. ("SAC"), a wholly-owned subsidiary of the Company, to finance its operating deficits. Each revolving line of credit is secured by all of the assets of the Company and SAC, respectively. A significant portion of the operating assets owned by SAC are also secured by indebtedness owed to third parties that was incurred in connection with the original acquisition of those assets.

   During 2000 and 2001, the lender agreed to convert significant amounts of debt owed under the credit lines into shares of the Company's common stock. There is no obligation on the part of the lender to convert any additional portion of the outstanding balance owed to it into common stock of the Company.

   Notwithstanding the proceeds of these financing sources, the Company had negative working capital of approximately $3,200,000 at September 30, 2001. It is reasonable to conclude that the Company will continue operations only if additional financing can be raised such as through the sale of its stock or through additional borrowings.

                     EARTHFIRST TECHNOLOGIES, INCORPORATED
                               AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


2. Management's Plans Regarding Liquidity and Capital Resources (continued):

   The Company, through USMagneGas, EFWE, and other entities, will continue to perform significant additional research and development on both technologies in order to attempt to more fully develop the potential that Management believes each technology has for the future. Additional expenditures will be required to further develop the technologies and commercially viable applications of the technologies. There can be no assurances that further research and development will yield commercially viable products or that funding can be obtained to finance such research.

   The Company is continuing to focus its commercial operations in three main areas. These main areas include the production and sale of: (1) tire recycling processors through EFWE; (2) MagneGas for use as a cutting fuel; and (3) MagneGas recycler units.

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

   MagneGas As a Cutting Fuel: The Company, through USMagneGas, will seek to be a sizeable producer of certain industrial cutting gas within its area of operations. The cutting gas produced by USMagneGas has been successfully used in the commercial manufacturing operations of a company controlled by the Company's Chairman of the Board. The Company believes that it now has the production capacity to produce cutting gas in sufficient capacity to fill the demand for such products in targeted areas of the southeastern United States. Negotiations will need to be conducted with the appropriate distributors to achieve these objectives and commence a commercially viable operation for the production and sale of cutting gas. The Company intends to market its specialty cutting gas through large regional distributors. This approach removes some significant barriers to entry and reduces cost of sales.

                     EARTHFIRST TECHNOLOGIES, INCORPORATED
                               AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000




2. Management's plans regarding liquidity and capital resources (continued):

   MagneGas Recycler Units: USMagneGas will also focus on selling its liquid waste stream recycling units and in further developing the next generation of these units to meet the demands of the market place. USMagneGas has produced prototypes of its total recycler that can serve as the basis for the production of units for commercial sale. Currently the cost of operating the total recycyler units will limit their application to situations where the customer has serious environmental problems for which a specialized solution is necessary. However, the Company intends to further develop this technology to lower the operating costs of the total recycler units and allow a more widespread usage of these processors.

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

   Financing: During the third quarter, the Company was able to identify an equity line having more favorable terms than the one referred to in the Form 10-Q for the quarter ending June 30, 2001. The Company and the new investor are close to executing an investment agreement.

   Under the Investment Agreement, the Company will be able to require the Investor to acquire certain amounts of its common stock at a price based upon 95% of the average of the lowest trading prices during the five trading days following the date on which the Company provides notice to the Investor. The Investor will deduct an additional 5% of the gross proceeds from the sale as an underwriting commission. The Company is also required to issue warrants to the Investor for the purchase of 100,000 shares of the Company's common stock which may be exercised at any time during the next five years.

                     EARTHFIRST TECHNOLOGIES, INCORPORATED
                               AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

2. Management's plans regarding liquidity and capital resources  (continued):

   There are limitations on the number of shares that the Company may require the Investor to acquire during any period. Typically, the Company will be able to require the Investor to acquire a number of shares equal to up to 15% of the trading volume of the Company's stock during the five day trading periods contemplated in the agreement.

   In order to require the Investor to acquire the Company's shares, the Company will need to have these shares registered with the Securities and Exchange Commission (the "SEC"). There are no assurances that the SEC will approve the registration statement necessary to have these shares registered.

   If the Company does not sell certain amounts of stock to the Investor during the 15 month period following the date the registration statement is declared effective, the Company will be required to issue to the Investor 200,000 shares of common stock.

   The Company will continue to require additional equity or debt financing in order to provide for its cash requirements and continue as a going concern. The proceeds that may be raised under the Equity Line described above will not be sufficient to finance the needs of the Company in the foreseeable future. Management believes it will be successful in efforts to raise additional financing which may be required, but there can be no assurance to that effect.

3. Discontinued operations:

   The Company's Demolition and Recycling operations, as well as its government contract operations, have been conducted through its wholly-owned subsidiary SAC-1, Inc. ("SAC"). In its demolition operations, SAC entered into fixed-price contracts to demolish structures such as buildings and bridges. Services have been rendered primarily within the State of Florida.

   In its recycling operations, SAC operated scrap yards at locations in Gibsonton, Auburndale, and Brooksville, Florida. SAC acquired scrap metal and other items from unrelated parties and from its demolition business. Scrap acquired is processed ultimately for resale to mills.

   In its government contract segment, SAC entered into contractual arrangements to procure various products. Substantially all of the sales made by the government contract segment are made to agencies of the federal government.

                     EARTHFIRST TECHNOLOGIES, INCORPORATED
                               AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

3. Discontinued operations (continued):

   In anticipation of the appointment of a new Chief Executive Officer and President, as well as the addition of four new members of the Company's Board of Directors, during the second quarter of 2001, the Company decided that it was in the best interest of the shareholders to discontinue the demolition, recycling, and government contract operations and either sell the businesses or wind up their affairs. The Company anticipates disposing of most of the assets of these businesses during the remainder of 2001 and utilizing the proceeds to repay debt and provide funding for the environmental solutions and alternative fuel operations. Goodwill associated with these two segments has been written down to its estimated fair value and the write-down is reflected as loss on disposal of discontinued operations. Operations associated with these segments have been classified as discontinued operations in the accompanying statements of operations.

4. Stockholders' equity:

   Conversion of portion of revolving line of credit owed to related party into common stock:

   In April 2001, $1,500,000 of the revolving line of credit owed to an entity affiliated with the Chief Executive Officer was converted into 10,256,410 shares of the Company's common stock. In June 2001, an additional $2,500,000 of the revolving line of credit was converted into 13,333,333 shares of the Company's common stock. In July 2001, an additional $1,500,000 of the revolving line of credit was converted into 7,407,407 shares of the Company's common stock.

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

                     EARTHFIRST TECHNOLOGIES, INCORPORATED
                               AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

4. Stockholders' equity (continued):

   Conversion of convertible debt:

   In March 2001, the holder of the Company's 8% convertible debentures elected to convert $120,000 of the $700,000 face value of the debentures, plus $25,800 accrued interest and penalties (associated with the lack of share registration), into 1,012,500 shares of the Company's common stock. In May 2001, the holder of the Company's 8% convertible debentures elected to convert an additional $150,000 face value of the debentures, plus $35,552 of accrued interest and penalties, into 1,189,436 shares of the Company's common stock. On June 22, 2001, the holder elected to convert an additional $50,000 face value of the debentures, plus $10,672 of accrued interest and penalties, into 291,693 shares of the Company's common stock. During the third quarter, the note holder elected to convert an aggregate of $219,000 face value of the debentures, plus $57,867 of accrued interest and penalties, into 1,374,678 shares of the Company's common stock. Subsequent to these conversions, there remains outstanding a principal balance of $161,000 of the convertible notes, exclusive of accrued interest and penalties.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis provides information that is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, as well as the unaudited September 30, 2001 condensed statements and notes thereto.

The Company realized that it needed additional experienced personnel in order to transform the technological knowledge that has been developed by the Company into commercially viable products and to introduce these products to the market. The first steps in this transformation were to hire James V. Mahoney as the new Chief Executive Officer and President of the Company and to add three new members to its Board of Directors (the "Board") in addition to Mr. Mahoney.

The four new board members have the experience and insights that will enable the Company to either prove or disprove the viability of the technologies it possesses and, if one or more of the technologies is successfully proven, to take such technologies to a financially rewarding level for the Company and its shareholders. Mr. Mahoney has a proven track record of moving research and development into successful operations and in running operating companies in commercial endeavors. The other new members of the Board bring a wealth of knowledge and experience in both business and legal matters in operating successful companies. These individuals have the contacts and skill sets to enable the Company to take the actions necessary to advance at this juncture of its existence.

Mr. Mahoney has added, and continues to add, technical expertise not previously possessed by the Company in its development of the technologies. These resources supplement the efforts previously conducted by the Company and are primarily focused on developing test protocols and methods for gathering technical evidence supporting the viability of the technologies for commercial applications. These resources are also participating in the development and refinement of the technologies for commercial purposes.

Management has concluded that the Company's progress with its technologies needed to be improved. Management restructured the Company to increase the speed of development of commercial improvement. As a result, the Director of Research and Development for USMagneGas, Inc. ("USMagneGas") as well as the Vice President of Sales and Development for EarthFirst Waste To Energy, LLC ("EFWE") are no longer employed by the Company or its subsidiaries.

Management believes that it is in the best interest of the shareholders to utilize the talents of skilled professionals not previously associated with the technologies to independently perform appropriate testing as well as identify potential applications of the technologies and ultimately resolve the commercial viability of the technologies for such applications. Other management changes are likely to be made in the effort to streamline the development of the
technologies and commercial activities.   Management continues to believe that
both technologies show significant promise for creating solutions for very serious waste reclamation and recycling problems.

Commercial Operations: The Company intends to continue to focus its commercial operations in the areas involving the production and sale of: (1) tire recycling processors; (2) gas for use as a cutting fuel; and (3) recycler units.

Tire Recycling Processors
On May 3, 2001, EFWE, an entity in which the Company owns a 51% interest, and Tiarga Corporation, a Puerto Rico Corporation ("Tiarga") executed an agreement concerning the purchase of 12 production units for the reclamation of solid waste products. Pursuant to this agreement, the initial two units are to be designed for the processing of used tires.

Since the execution of the agreement with Tiarga, the parties have worked together to obtain certifications and verifications of various technical aspects of the prototype unit that are required prior to proceeding with production of the first two units. The conditions requested by Tiarga involve the completion of various testing of the technology to confirm that the units will be able to achieve the expected levels of performance as well as adequately documenting the operating costs.

The Company is confident it can focus additional technical resources not previously associated with the development of this technology to improve the quality and completion timing of testing believed necessary to independently verify the technology and determine whether it can economically be applied to commercial uses.

The fulfillment of the agreement with Tiarga, as well as any other sales involving this technology, will depend upon achieving successful results in this additional testing. While initial results are encouraging, there are no assurances that this testing will demonstrate that this technology can be implemented in a commercially viable manner.

Plasma Arc Reactors and Gas Technologies
The Company is continuing its efforts to refine and further develop the plasma arc reactor technology. As discussed in the Company's most recent Form 10-KSB, in July 2000, the Company entered into a series of agreements with Ruggero Maria Santilli ("Santilli"), the Institute for Basic Research, Inc. ("IBR"), and Hadronic Press, Inc. ("HPI").

A Consulting Agreement was entered into on July 7, 2000 by and between Santilli, IBR, and USMagneGas. The Consulting Agreement was terminated when Santilli resigned as Director of Research and Development for USMagneGas.

Management believes that the Company is capable of performing, through new experts and other technical advisors, the necessary testing to determine whether commercially viable applications of this technology exist.

A World-Wide Exclusive Assignment, License and Royalty Agreement (the "Royalty Agreement") was entered into on July 5, 2000 by and between HPI and the Company. The license required excessive expenses with few, if any, perceived benefits for the Company. Consequently the Royalty Agreement was terminated because it is unnecessary to the Company's efforts to commercialize its technology.

The Company has engaged legal counsel with the law firm of Winston & Strawn who specialize in intellectual property rights, contract law and patents to assist it in these matters. The Company, after extensive review by and discussions with legal counsel, concluded that it possesses all of the rights necessary to continue the development of the technologies necessary to continue all commercialization initiatives. It is possible that HPI or other parties may attempt to challenge this position.

Discontinuation of Businesses Conducted By SAC-I, Inc.: Given the limited resources of the Company, during the quarter ending June 30, 2001, Management determined that the continued operation of the businesses conducted by SAC-I, Inc. ("SAC") would detract from its ability to focus all energies and resources on the successful commercial exploitation of MagneGas and Waste To Energy technologies. Accordingly, both the demolition and recycling business segment and the government contract business segment conducted by SAC are reflected on the accompanying financial statements as discontinued operations.

SAC is in the process of winding up its performance obligations with respect to the bridge demolition project in Palm Beach, Florida. The project involved the removal of significantly more concrete and other materials than had originally been contemplated by the parties at the time the project was begun. This resulted in SAC-I incurring significantly more expenditures than had originally been estimated. SAC-I is negotiating with the State of Florida Department of Transportation to obtain additional billings for the additional work performed. While the Company is optimistic regarding the potential for reaching agreement with the contracting parties that will result in SAC receiving additional billings, there can be no assurances that such additional amounts will be agreed to or if agreement is reached, when such amounts will be received by the Company.

SAC hopes to dispose of its recycling operations through sale of the business to an identified buyer or others, or if negotiations are unsuccessful, liquidation of the assets. It is considered likely that the operating assets attributable to the demolition and recycling operations will be sold at auctions and via similar means as opposed to a complete sale of the business. A significant portion of the proceeds will be used to satisfy secured creditors.

SAC-I is continuing to acquire and resell scrap. Machinery and equipment have been sold by SAC-I for an aggregate amount of approximately $36,000.

It is anticipated that the government contract operations conducted by SAC-I will be sold to the individual who historically has operated this business for an amount equal to the difference between any accounts receivable associated with this business and any accounts payable. It is also anticipated that all accounts payable and other liabilities of the business will be assumed by the buyer.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000.

Revenues and cost of sales for the three-month and nine-month periods ending September 30, 2001 and 2000 were comparable because the only business segment conducted by the Company is not currently producing revenues. Both the demolition and recycling business segment as well as the government contract business segment were discontinued during 2001. Accordingly, the results of these operations are included under the Discontinued Operations section of the Condensed Consolidated Statements of Operation.

Selling, general and administrative expenses for the three-month and nine-month periods ending September 30, 2001 decreased by approximately 27% and 29% compared to the three-month and nine-month periods ending September 30, 2000. This decrease is attributable to the conclusion of certain activities of an administrative nature that occurred during 2000 as a result of an acquisition and associated with the creation of certain contracts. Selling, general and administrative expenses for the periods ending September 30, 2001 are related primarily to the administrative expenditures incurred by the Company as a public entity, and expenditures for marketing, promotion, and related efforts incurred by USMagneGas and EFWE.

Research and development expenses increased to $3,981,396 and $1,682,857 in the nine and three months ended September 30, 2001 from $1,165,893 and $801,846 in the nine and three months ended September 30, 2000 or a 341% increase for the nine month period. The increase is attributable to the increased efforts devoted to the MagneGas technologies during the latter period as well as the effects of the Formation Agreement executed in January 2001 that resulted in the formation of EFWE. Included in the increased levels of research and development are the effects of the July 2000 agreements that resulted in the formation of USMagneGas and the related consulting agreement and a separate royalty agreement that provides for the payment of advance royalties that were to be spent on filing patent applications to protect the Company's technology ownership.

Interest expense increased for the three-month period ended September 30, 2001 over that of the comparable prior year periods due principally to borrowings pursuant to two separate revolving lines of credit from a related party. The amount reflected for the nine-month period ending September 30, 2000 includes a charge of $641,200 attributable principally to the beneficial conversion feature of convertible debentures issued late in the first quarter of 2000. Interest expense for the nine-month period ended September 30, 2001 decreased from the comparable nine month period for the prior year because there was no comparable interest attributable to any beneficial conversions in the later period.

Losses from continuing operations for the nine and three-month periods ending September 30, 2001 increased compared to those reflected for the nine and three-month periods ending September 30, 2000 by approximately 58% and 92% respectively primarily as a result of increases in the amount of research and development expenditures.

Losses from discontinued operations between the periods is not comparable because the losses for periods ending during 2000 include the results of operations that were terminated and wound down during 2000. Similarly, the loss on disposal of business segments involves different business segments in the 2001 and 2000.

There has been no debt extinguishments during 2001 as there was during 2000. Preferred stock dividends have decreased in 2001 from comparable periods during 2000 because the preferred stock has been converted into common stock over a period of time.

LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced recurring net losses since its inception and, as such, has experienced negative operating cash flows through September 30, 2001. The Company has historically funded these negative operating cash flows with proceeds from sales of common and preferred stock, notes and convertible debentures, and equipment sale/leaseback transactions.

Since the acquisition of SAC on May 15, 2000, John Stanton and entities associated with Mr. Stanton have advanced the Company significant amounts. During December 2000, the Company entered into a revolving line of credit with an entity related to Mr. Stanton, which is secured by all of the assets of the Company. SAC entered into a similar revolving line of credit which is secured by all of the assets owned by SAC. During January 2001, $1,500,000 of the revolving line of credit was converted into 13,793,103 shares of the Company's common stock. In April 2001, an additional $1,500,000 of the revolving line of credit was converted into 10,256,410 shares of the Company's common stock. In June 2001, an additional $2,500,000 of the revolving line of credit was converted into 13,333,333 shares of the Company's common stock. In July 2001, an additional $1,500,000 was converted into 7,407,407 shares of the Company's common stock. The Company and its subsidiaries have continued to borrow under the revolving line of credit during the period ending September 30, 2001 and thereafter and this line of credit has been the Company's only significant source of funds.

The Company intends to finance its operations through the sale of common stock as well as continued borrowings under the revolving line of credit with a related party. Recently, the Company also entered into a preliminary agreement with an investment organization regarding an Equity Line.

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

The cash flow needs for the environmental solutions and alternative fuels technology operations has caused Management to reconsider the continued operation of the demolition and recycling business segment and the government contract business segment. During the second quarter of 2001, the Company decided to discontinue the operation of its demolition and recycling business segment and its government contract segment that are conducted through its wholly-owned subsidiary SAC. This decision was made in anticipation of hiring a new Chief Executive Officer who will develop the potential of the MagneGas and Waste To Energy technologies and the addition of the new members of the Board of Directors.

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

     In July 2001, the Company issued 7,407,407 shares of the Company's common stock to John Stanton in connection with the satisfaction of $1,500,000 of the revolving credit line owed by the Company at a conversion rate of $.2025 per share.

     Between July 30, 2001 and September 4, 2001, the holder of a convertible note payable converted an aggregate of $219,000 of principal and $57,867 of interest and penalties into 1,374,951 shares of the Company's common stock at a conversion rate ranging from $.176 to $.216 per share.

Item 6.  Exhibits and Reports on Form 8-K

     (c)   Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     EarthFirst Technologies, Incorporated

                                     (Registrant)

Date:  November 13, 2001


                                     By: /s/  James V. Mahoney
                                        ----------------------------------------

                                       James V. Mahoney, Chief Executive Officer
                                                       and President