Form 10KSB
period 2001-12-31
EARTHFIRST TECHNOLOGIES INC
filed 2002-04-15
CIK 1056748

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 0-23897

                     EarthFirst Technologies, Incorporated
                     -------------------------------------
       (Exact name of small business issuer as specified in its charter)


                 Florida                                 59-3462501
-----------------------------------------  -------------------------------------
      (State or other jurisdiction          (I.R.S. Employer Identification No.)
    of incorporation or organization)

 601 South Fremont Avenue, Tampa, Florida                  33606
-----------------------------------------  -------------------------------------
                                                         (Zip Code)
 (Address of principal executive offices)

Issuer's telephone number:    (813) 258-1065

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                   Common Stock, Par Value $.0001 per share
--------------------------------------------------------------------------------
                               (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

         State issuer's revenues for its most recent fiscal year:  $     None
                                                                   -------------

         State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date (April 8, 2002) within the past 60 days: $ 22,915,128
                                                          -------------

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date (April 8, 2002) 183,321,024
                                                                    -----------
shares
------

         DOCUMENTS INCORPORATED BY REFERENCE:  NONE.

Transitional Small Business Disclosure Format (check one):  Yes [_]   No [X]

                                                                                                        Page

                                                           PART I
Item 1.           Description of Business.............................................................     3

Item 2.           Description of Properties...........................................................     9

Item 3.           Legal Proceedings...................................................................     9

Item 4.           Submission of Matters to a Vote of Security Holders.................................    10

                                                           PART II

Item 5.           Market of the Registrant's Securities and Related Stockholder Matters...............    11

Item 6.           Management's Discussion and Analysis or Plan of Operation...........................    14

Item 7.           Financial Statements ...............................................................    17

Item 8.           Changes in and Disagreements with Accountants on Accounting

                  and Financial Disclosure............................................................    18

                                                           PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons........................    18

Item 10.          Executive Compensation..............................................................    21

Item 11.          Security Ownership of Certain Beneficial Owners and Management......................    24

Item 12.          Certain Relationships and Related Transactions......................................    25

Item 13.          Exhibits, List and Reports Conform 10KSB............................................    26

                  Consolidated Financial Statement....................................................   F-2

                  Signatures..........................................................................

                                    PART I

    The information set forth in this Report on Form 10-KSB including, without limitation, that contained in Item 6, Management's Discussion and Analysis and Plan of Operation, contains "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward looking statements as a result of certain risks and uncertainties set forth in this report including but not limited to the viability of alternative fuel markets for NextGas(TM) synthetic fuel and BigSpark(TM) converters and proprietary rights to the Company's intellectual property. Although management believes that the assumptions made and expectations reflected in the forward - looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

     EarthFirst Technologies, Incorporated and its subsidiaries (collectively "EarthFirst" or the "Company"), is engaged in the research, development and commercialization of technologies for the production of alternative sources of fuel and the destruction and / or remediation of liquid and solid wastes.

BACKGROUND

     EarthFirst was incorporated in Florida on July 28, 1997. Since its inception, the Company has acquired rights to different technologies it believed could be developed into commercially viable applications. Among the technologies the Company has pursued is the development of processes intended to treat environmentally contaminated liquid wastes and convert such wastes into energy. The Company has also pursued development of a process intended to recycle and process solid waste products.

     Prior to May 15, 2000, the Company also conducted operations to attempt to develop several other technologies as well as a contract manufacturing operation.

     On May 15, 2000, the Company acquired SAC-I, Inc. ("SAC-I"), an entity engaged in the business of demolition of structures such as buildings and bridges, recycling metals and other materials, and government contracting. In connection with the acquisition, all of the Company's officers and members of the Company's Board of Directors resigned, with the exception of Phillip M. Rappa. John D. Stanton, Chairman of the Board and Chief Executive Officer of SAC-I, was appointed to the Company's Board as Chairman and also assumed the duties of the Chief Executive Officer of EarthFirst.

     After consummation of the acquisition of SAC-I, new management determined that the Company should focus its efforts and resources on the development of the technologies related to environmental solutions and alternative fuels. Accordingly, the Environmental Solutions and Alternative Fuels division is the only pre-May 15, 2000 continuing business segment of the Company.

     In the second quarter of 2001, the Company decided to discontinue the demolition and recycling operations conducted by SAC-I and focus exclusively on the development and commercialization of the liquid and solid waste technologies. To accomplish the objective of developing and commercializing these technologies, the Company sought to attract an individual to assume the leadership position with the Company as well as attract outside directors having the skills and experience necessary to assist the Company in achieving these goals.

     On July 27, 2001, a new Board was appointed consisting of three independent, outside Directors, and two senior executives of the Company. The two Company representatives consisted of John Stanton, who maintained his position as the Chairman of the Board, and James V. Mahoney, who would fill the role effective as of his first day of employment as the new Chief Executive Officer and President of the Company on July 30, 2001.

THE BUSINESS

     The Company is developing technologies which seek to provide environmentally friendly solutions to the problems associated with the destruction, disposal, and reclamation of liquid and solid waste products. Operations are conducted through wholly-owned subsidiaries.

     NEXTGAS(TM)

     The Company has developed a technology for the treatment of carbon-based liquid waste products such as waste oils, greases, and antifreeze. The technology involves the use of a plasma incorporated into a machine, known as a BigSpark(TM) Converter. The harmful properties of the liquid waste products are rendered harmless when the waste products are broken down as they pass through the plasma, and a clean burning gas, known as NextGas(TM) synthetic fuel is produced.

     The Company is currently developing a market for NextGas(TM) synthetic fuel as a fuel for cutting metal. NextGas(TM) synthetic fuel has shown superior qualities in use as a metal cutting gas over other gases traditionally used in this market and appears to allow users to make cleaner cuts in significantly less time as compared to other cutting fuels.

     EarthFirst is also attempting to make modifications to its technologies to develop additional uses for NextGas(TM) synthetic fuel as an alternative fuel for several other applications. Work is currently in the investigation stage and significant additional efforts will need to be made to more fully evaluate the potential of this technology.

     EarthFirst is also continuing to investigate the potential application of its BigSpark(TM) converters to create solutions for the effective treatment of environmental hazards existing in various forms of liquid wastes. It is hoped that the technology can be developed to provide practical alternatives for destroying harmful qualities in liquid waste products currently created as a by-product in various industrial situations. The Company is in the early stages of exploring this potential and there are no assurances that economically viable solutions can be developed.

     SOLID SOLUTIONS

     The Company has made significant efforts in attempting to develop technologies which allow for the reclamation of useful materials included in various kinds of solid wastes. The Company has continued its efforts in developing a vacuum distillation process for generating valuable gases, liquid and solid components from scrap tires.

     The Company believes that certain issues need to be resolved with this technology including enabling a vacuum distillation system to run continuously achieving certain minimal levels of production over a prolonged period of time. The Company also needs to identify alternative commercial uses for some of the products reclaimed in the distillation process.

     At this time, the Company intends to conduct a thorough review of the commercial viability of its solid waste technology and, if warranted, construct a pilot facility.

COMPETITION

     NextGas(TM) Synthetic Fuel

     The initial use of NextGas(TM) synthetic fuel will be for use as a cutting fuel. The market for sales of cutting fuels is highly competitive with numerous suppliers. There are also several different cutting gases which can be used to cut metals. End-users typically buy their fuel exclusively through regional distributors who provide technical and logistical support. New entrants like NextGas(TM) synthetic fuel must align with a number of these distributors to overcome natural resistance to changing fuels among end-users.

     Initial market penetration efforts and feedback have been extremely positive in that NextGas(TM) synthetic fuel has enabled users to perform cleaner cuts in significantly less time as compared with cuts made using traditional cutting gases.

     Barriers to be overcome include the fact that NextGas(TM) synthetic fuel as a cutting fuel is not yet widely accepted. As with any new product, potential users of NextGas(TM) synthetic fuel will need assurances that the gas is safe to use and will not damage cutting equipment and other assets. Users of cutting gases will also need to become familiar with the positive features of NextGas(TM) synthetic fuel over other cutting gases.

     The Company is working to overcome these barriers by obtaining endorsements and / or certifications from independent parties who are respected by the users of cutting gases. There can be no assurances as to how quickly these barriers can be overcome and to what extent the barriers can be overcome.

     It is the Company's intention to produce BigSpark(TM) converters that will be placed on site with producers of liquid waste products at urban locations having sizable cutting gas markets. The Company will need to develop relationships with the producers of liquid waste products who will allow converters to be situated on site and be willing to cooperate in the process of distributing cutting gas to end users. The Company will need to be able to demonstrate to such producers that the BigSpark(TM) converters offer a more attractive alternative for disposing of their liquid waste products than is currently available. This will include the Company demonstrating that the converters can be operated in a safe and efficient manner and that the gas produced can yield a greater profit than is available through traditional recycling products.

     The Company also intends to continue to pursue the evaluation of the use of NextGas(TM) synthetic fuel, and variations of this synthetic fuel for, alternative fuel sources. The alternative fuel industry is a very competitive industry consisting of potential competitors who might have superior financing, experienced management, advantageous strategic relationships and more mature technologies than our products under development. Despite the formidable competition in the alternative fuel industry, the Company intends to continue to develop and market NextGas(TM) synthetic fuel, which the Company believes is among the cleanest, most efficient and safest of the alternative fuel sources available.

     We also believe that, over time, the BigSpark(TM) converter applied to harmful substances that are more difficult to break-down can be the primary income source, if the Company is successful in making this transition. NextGas(TM) synthetic fuel appears to have significant inherent economic advantages over competitive products because operating cost would be supported primarily by other revenue sources. The Company is exploring the use of the technology to treat a wide range of liquid wastes for which current technologies offer limited solutions. There can be no assurance that NextGas(TM) synthetic fuel will prove profitable when introduced to the marketplace, and more economical and / or more environmentally efficient alternative fuels or waste treatment processes could be developed by competitors in the industry.

     SOLID SOLUTIONS

     There are many competitors seeking to develop more efficient means of recycling and disposing of various forms of solid wastes. The effect of numerous federal and state environmental regulations has been to encourage the originators of the waste, governmental entities, and entrepreneurial enterprises to seek to develop more effective and efficient solutions. We have continued our efforts to develop a technology that will provide a better solution to the problems associated with the disposal of various forms of solid wastes and can be harnessed into a commercially viable enterprise. Successful development of this technology would offer numerous potential customers solutions to their environmental problems. The Company's efforts to develop this technology continue in the research and development stage and there can be no assurance that a commercially successful process can be developed.

INTELLECTUAL PROPERTY

     The Company has performed extensive research and development on various technologies focused on deriving solutions for liquid and solid waste problems and in creating alternative fuels. These efforts have been conducted by the Company through the efforts of its employees and consultants.

     Management believes that the Company owns all of the intellectual property rights to commercialize and further develop its liquid and solid waste technologies.

     The Company has engaged outside legal counsel to review the history of the Company's development of its technologies and the contractual arrangements entered into by the Company with respect to such technologies. In particular, legal counsel has advised that it believes that the Company currently possesses all of the intellectual property rights to commercialize its NextGas(TM) synthetic fuel and BigSpark(TM) converter technologies and to further develop these technologies in additional applications.

     Legal counsel has also reviewed in detail all aspects of the claims and allegations made by a former consultant with respect to the underwater carbon arc technology embodied in the Company's products including NextGas(TM) synthetic fuel and the BigSpark(TM) converters. Legal counsel also reviewed the Company's consulting agreements with the former consultant and entities related to this individual.

     Based upon its review of these agreements and the relevant law, it is the opinion of outside legal counsel that the former consultant neither owns nor controls any US patents that are relevant to the Company's technologies, and has no legal standing to assert any claims as to patent infringement or misappropriation of any trade secrets. Legal counsel also concluded that the former consultant's actions, and those of entities related to the consultant, constitute tortious interference with the legitimate business activities of the Company. As a result, the Company pursued and obtained a Temporary Restraining Order that prohibits the consultant, and entities related to the consultant, from engaging in various activities that could detrimentally affect the Company's ongoing business.

     Although legal counsel believes the Company possesses all of the intellectual property rights to commercialize its NextGas(TM) synthetic fuel and BigSpark(TM) converter technologies and to further develop these technologies in additional applications, the former consultant and entities affiliated with this individual might nevertheless institute legal proceedings which may have an adverse outcome or decision. The costs of defending any such legal proceedings could be substantial, which would negatively affect the Company's working capital and operating results.

     We believe that the Company has taken appropriate steps to protect our intellectual property rights. However, the steps taken may not prove sufficient to prevent misappropriation of our technology rights. If necessary, the Company would aggressively enforce its rights. Third-party development of similar technologies using different discoveries remain a risk that could limit our legal protection. The laws of certain foreign countries might not protect our services or intellectual property rights to the same extent as do the laws of the United States.

     Third parties could claim infringement by the Company with respect to current or future uses of its technology. As the number of entrants into the market increases, the possibility of an infringement claim against the Company might increase, and the possibility exists that the Company could, either now or in the future, inadvertently infringe on a third-party's patent or other intellectual property rights. In addition, because patent applications can take many years to become allowed, it is possible that the Company could, now or in the future, infringe upon a third-party's patent application now pending of which we are unaware. Any infringement claim, whether meritorious or not, could consume a significant amount of management's time and attention, could result in costly litigation, cause service delays or require the Company to enter into royalty or licensing agreements which might or might not be available on commercially acceptable terms, if at all. As a result, any claim of infringement against the Company could have a material adverse effect upon our business, financial condition or results of operations.

RESEARCH AND DEVELOPMENT

     Research and development costs incurred in 2001 and 2000 aggregated $2,701,716 and $1,588,600, respectively, and centered around the liquid waste technologies. As described above, the Company is actively researching the development of applications for the NextGas(TM) technology and is seeking outside partners and customers. During 2002, the Company anticipates that its research and development activities will include: (1) defining quality criteria, testing, and processing systems in support of commercial development of metal cutting gas products, (2) testing the capability of the BigSpark(TM) converters to process a wide variety of hazardous liquids, and (3) optimizing the plasma conversion process with the BigSpark(TM) converters.

EMPLOYEES

     As of December 31, 2001, the Company had 15 full-time employees all of whom are employed, at least partially, in the development of the NextGas(TM) technology. Management considers its relations with its employees to be satisfactory. None of the employees is represented by a union.

WHERE YOU CAN FIND MORE INFORMATION

     The Company files annual, quarterly, and special reports, and other information with the SEC. SEC filings are available to the public over the Internet at the SEC's web site at http://www.sec.gov. You may also read and copy
                                  ------------------
any document at the SEC's public reference rooms in Washington, D.C., New York, New York, and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms.

ITEM 2.  DESCRIPTION OF PROPERTIES

     A subsidiary of the Company maintains a 10,000 square-foot facility in Largo, Florida at which it conducts its research and development activities. This facility is subject to two consecutive one-year lease terms commencing November 1998. The lease on this facility was extended for an additional one-year period through November 2001. This property is now leased on a month-to-month basis. The annual base rent is approximately $40,800.

     A subsidiary of the Company owns a parcel of real property located in Gibsonton, Florida. The facility in Gibsonton includes a single story brick structure. This subsidiary also owns a parcel of real property near Brooksville, Florida. Neither parcel of real property is utilized in the business operations as of December 31, 2001.

     EarthFirst has its corporate office at 601 South Fremont Avenue, Tampa, Florida.

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

ITEM 3.  LEGAL PROCEEDINGS

     As described more fully above under Intellectual Property, the Company has engaged outside legal counsel to review the history of the Company's development of its technologies and the contractual arrangements entered into by the Company with respect to its technologies. In particular, legal counsel has advised that it believes that the Company currently possesses all of the intellectual property rights to commercialize its NextGas(TM) synthetic fuel and BigSpark(TM) converters.

     An entity formerly affiliated with a subsidiary of the Company has issued notice to the Company of its belief that the Company has breached certain conditions of an agreement entered into among the parties as well as infringement of certain intellectual property rights that this entity alleges ownership of. The Company and its legal counsel believe that these claims are without merit and will vigorously oppose any claim that the Company does not possess all of the intellectual property rights to commercialize its NextGas(TM) synthetic fuel and BigSpark(TM) converters.

     As is described more fully in footnote 7 of the audited financial statements for the year ending December 31, 2001, several creditors have obtained judgments against the Company for amounts owed under certain contracts or with respect to other aspects of discontinued operations. The Company is disputing amounts claimed by these and other creditors and is attempting to negotiate settlements. It is uncertain as to the ultimate resolution of these amounts. The Company has accrued estimates for amounts in connection with these disputed obligations.

     Other litigation has also been instituted by a small group of shareholders alleging breach of contractual obligations in connection with investments which they made in the Company. Mediation is scheduled for May 2002 and should the Company be unable to reach a settlement, the Company intends to vigorously defend the claims.

     The Company is currently undergoing an examination of its Florida Sales and Use Tax obligations by the Florida Department of Revenue. The examination relates primarily to activity conducted by discontinued operations prior to May 15, 2000. At this time, it is uncertain the amount of any additional assessment of taxes, penalties, and interest that may result from this examination.

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

                                                              High           Low
                                                              ----           ---
Fiscal Year Ended December 31, 2000
         First Quarter .............................       $  1.72        $  .38
         Second Quarter ............................          1.38           .28
         Third Quarter .............................           .52           .28
         Fourth Quarter ............................           .34          .094

Fiscal Year Ended December 31, 2001
         First Quarter .............................           .44           .14
         Second Quarter ............................           .43           .19
         Third Quarter .............................           .40           .14
         Fourth Quarter ............................           .17           .08

     On April 8, 2002, the last reported sales price for EarthFirst shares on the Bulletin Board was $.125 per share. At April 8, 2002, the Company had approximately 480 stockholders of record. The Company estimates that there are approximately 3,000 beneficial owners of its common stock.

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

     The Securities and Exchange Commission (the "Commission") has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, the Company's Common Stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell the Company's securities.

     The market price of the Company's Common Stock is likely to be highly volatile and subject to wide fluctuations in response to factors including the following, some of which are beyond the control of the Company, which means the market price of the Company's Common Stock could be depressed and could impair the Company's ability to raise capital:

     - actual or anticipated variations in the Company's quarterly operating results;
     - announcements of technological innovations or new products or services by the Company or its competitors;
     -    changes in financial estimates;
     -    conditions or trends in the alternative energy source industry;
     -    additions or departures of key personnel; and
     -    sales of the Company's Common Stock under Rule 144.

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

     CONVERSION OF SERIES 1999-A CONVERTIBLE NOTES

     In March 2000, the Company issued and sold $700,000 of Series 2000-A Eight Percent (8%) Convertible Notes due March 31, 2002 to an accredited investor. The notes are convertible into common stock after a period of 90 days from the date of the note at a conversion price equal to the lesser of (1) $.75; or (2) eighty percent (80%) of the lowest of the closing bid prices for the Company's common stock for the five (5) trading days immediately preceding the conversion date, as defined.

     During 2001, the investor converted $539,000 of the principal balance of the notes, plus accrued interest and liquidated damages for failure to obtain certain registration rights totaling $129,891, into 3,868,307 shares of the Company's common stock.

     COMMON STOCK ISSUED ON CONVERSION OF PREFERRED SHARES

     In March 1999, the Company issued 750 shares of convertible Series A 7% Preferred Stock to an accredited investor. The Series A Preferred Stock generally is convertible into EarthFirst common stock at 75% of the average closing bid of the common stock of any two days during the 20 trading days immediately prior to the date on which notification of the conversion is provided to the Company. During 2000, the holder of the preferred stock converted 289 shares of the preferred stock into 1,233,549 shares of common stock. During 2001, the holder of the Preferred Stock elected to convert its remaining 461 preferred shares, plus accrued dividends, into 4,601,000 common shares.

     DEBT CONVERSIONS OF SHAREHOLDER LOANS

     On January 8, 2001, John Stanton, who is the Chairman of the Company's Board of Directors, converted debt owed by the Company totaling $1,500,000, into a total of 13,783,103 shares of common stock at a conversion price of $.10875 per share. On April 24, 2001, John Stanton converted an additional $1,500,000 of debt owed by the Company into 10,256,410 shares of common stock at a conversion price of $.14625. Mr. Stanton converted an additional $1,500,000 of debt owed by the Company into a total of 7,407,407 shares of common stock on July 26, 2001 at a conversion price of $.2025 per share.

     On June 11, 2001, related parties converted $2,000,000 of debt owed by the Company into a total of 13,333,333 shares of common stock at a conversion price of $.1875 per share.

     On March 22, 2001, Leon Toups, the former Chief Executive Officer of the Company, and the Company agreed to convert $117,040 of debt owed by the Company into 780,269 shares of common stock at a conversion price of $.1486 per share.

     On March 22, 2001, a former director of the Company and the Company agreed to convert $43,250 of debt owed by the Company into 288,333 shares of common stock at a conversion price of $.15 per share.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the results of operations and financial condition. The discussion should be read in conjunction with the audited consolidated financial statements and notes thereto.

     The Company's first commercial product is NextGas(TM) synthetic cutting fuel, produced with EarthFirst's proprietary BigSpark(TM) converter. The Company's BigSpark(TM) converter plasma based technology splits apart the complex molecular bonds of water and hydrocarbon wastes to produce the clean burning, hydrogen-based fuel called NextGas(TM) synthetic fuel. BigSpark(TM) converters compare favorably with conventional combustion technologies used in the disposal of liquid wastes in several significant areas. First, the waste is subjected to higher temperatures for longer periods of time (7,000 degree temperature of the plasma arc; and materials spend minutes, not seconds, in the reaction zone). Second, each BigSpark(TM) converter has a second stage combustion in a very high temperature oxygen flame. Third, BigSpark(TM) converters are compact and can be moved to the source of contaminated waste. The company is looking for opportunities to place 7 BigSpark(TM) converters prior to the end of 2002.

     The Company believes that BigSpark(TM) converters are scalable in size and that NextGas(TM) synthetic fuel might have broad applications (fuel cells, automotive, etc). Further development is needed in such areas. The initial penetration of NextGas(TM) synthetic fuel is the cutting gas market. The gas produced at two recently announced sites will be sold to the cutting gas market.

     EarthFirst has focused on penetrating the cutting gas market with NextGas(TM) synthetic fuel produced from waste oil and anti-freeze. However, the Company believes that its converters might provide the best available technological means to dispose of contaminated oils (such as PCB contaminated oil) for which large disposal fees can be collected. Tests are currently under design to demonstrate this application.

     The Company also has solid waste technologies under development and has gained extensive knowledge over the past four years of a number of approaches to distill used tires into usable oils, gases and carbon products. EarthFirst Solid Solutions, Inc. (EFSS), the subsidiary conducting all development of solid waste technologies, has focused on two primary objectives: 1) developing process improvements to achieve continuous, reliable throughput from its next proto-type and 2) improving the quality of the solid char (a pyrolysis product) to meet the specifications required by mass buyers.

     The Company believes the development of commercial scale facilities is a longer-term endeavor that will ultimately require building a "proof of concept" facility. To prepare for that investment, EFSS has allocated resources in its 2002 budget to evaluate its proprietary knowledge compared to its competitors and to build a proto-type facility, if warranted.

     Protecting the technological developments made by the Company's subsidiaries is a primary focus of our Management and Board of Directors. Accordingly, legal counsel for the Company has taken the necessary actions to protect and secure the interests of the Company. The Company has the infrastructure in place to rapidly file the documents necessary to protect all advances made by the Company.

FISCAL 2001 COMPARED TO FISCAL 2000

     Revenues, cost of sales, and gross profits for the years ended December 31, 2001 and 2000 were not comparable because the businesses that generated revenues in 2000 were discontinued during 2000 and 2001. Accordingly, the results of these operations are included under the Discontinued Operations section of the Consolidated Statements of Operations.

     Selling, general and administrative expenses for the year ending December 31, 2001 increased to $2,851,556 from $1,382,924 for the year ending December 31, 2000. This increase was due to increased overhead associated with a higher level of research and development activity, increased personnel, and related expenditures.

     Direct research and development expenses increased from $1,588,600 in fiscal 2000 to $2,701,716 in fiscal 2001, a 70% increase. The increase is attributable to an increase in the level of activity in the development of both the liquid and solid waste technologies. Non-cash charges relating to research-related stock-based compensation and licensing agreements totaled approximately $600,000 during fiscal 2000 while no such charges were incurred during fiscal 2001.

     Interest expense decreased during fiscal 2001 over that in the prior year due principally to the conversion of the convertible debentures. Fiscal 2000 interest expense also included a non-cash charge of $641,200 related to the beneficial conversion feature embedded within the convertible debenture. Additional interest expense was incurred in connection with the note obligation owed to the related party during fiscal 2001.

     Losses from continuing operations increased approximately $2,200,000 from $3,930,611 to $6,143,232 during fiscal 2001 as compared to fiscal 2000. This was the result of the increased level of activity in developing both the liquid and solid waste technologies during fiscal 2001. This activity began in May 2000 and continued for all of fiscal 2001.

FISCAL 2000 COMPARED TO FISCAL 1999

     Revenues, cost of sales, and gross profits for the years ending December 31, 2000 and 1999 were not comparable because the businesses that generated revenues in both years were discontinued in 2000 and 2001. The results of these operations are included under the Discontinued Operations section of the Consolidated Statements of

Operations. Similarly, selling, general and administrative expenses for the years ending December 31, 2000 and 1999 are also not comparable for the reasons stated above.

     Research and development expenses decreased approximately 35% from $2,457,835 in fiscal 1999 to $1,588,600 in fiscal 2000. The decline was attributable to non-cash charges relating to research-related stock-based compensation and licensing agreements that totaled approximately $1,600,000 during fiscal 1999 as compared to approximately $600,000 during fiscal 2000. Cash expenditures for research during 2000 increased over the prior year due to increased activity in the development of the technologies.

     The Company experienced a net loss of $10,652,390 or ($0.17) per share for the fiscal year ended December 31, 2000, a 11.7% decrease over the $12,062,668 or ($0.43) per share net loss reported for the fiscal year ended December 31, 1999. Due the increase in the weighted shares outstanding at the end of fiscal 2000, however, the net loss per share was approximately 60% lower than the net loss per share in fiscal 1999. Total non-cash charges to the Company were $4,980,247 or 42% of the net loss for fiscal 1999.

     Interest expense increased during fiscal 2000 over that in the prior year due principally to the beneficial conversion feature of convertible debentures issued during 2000 that resulted in non-cash interest expense of $641,200. Additional interest expense was incurred in connection with delinquent payroll liabilities.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has experienced recurring net losses since inception and, as such has experienced negative operating cash flows in both fiscal 2001 ($7,820- ,150) and fiscal 2000 ($5,340,360). The Company continues to experience negative operating cash flows thus far in 2002. The Company has historically funded these negative operating cash flows with proceeds from sales of common and preferred stock, as well as notes and convertible debentures payable.

     In December 2000, the Company entered into a revolving credit line agreement with an entity related to Mr. Stanton secured by all of the assets of the Company. As of December 31, 2001, the Company owed $2,652,448 pursuant to this agreement. In January of 2002, $1,537,500 of this amount was converted to equity.

     The amount received during 2001 and 2000 from the sources described above totaled approximately $6,330,000 and $7,025,000, respectively. The Company had a negative working capital of approximately $2,000,000 as of December 31, 2001.

     The Company anticipates that its operations will not be self-sustaining until the fourth quarter of 2002 at the earliest. There is risk that it may take more time for the Company to implement its business plan than is currently anticipated and that its operations will not achieve self-sufficiency until sometime in 2003, if at all.

        The Company will need to raise additional capital in order to continue operations and the development of its technologies. The Company intends to attempt to raise additional capital through the issuance of securities to both related and unrelated parties. The terms of such securities have not yet been determined. As part of its efforts to raise additional capital, the Company is contemplating entering into an agreement with an unrelated party for an equity line. If implemented, the equity line would involve the issuance of additional shares of common stock and the filing of a registration statement with the Securities and Exchange Commission. There can be no assurances that the Company will be successful in achieving its goal of raising additional capital to continue to fund the operation of the Company.

        Over the longer term, the Company anticipates generating profitable revenues from its operations that will enable it to fund the continued development of its technologies. The Company will periodically re-evaluate its financial position in the future as events warrant. There can be no assurances that the Company's operations will produce profitable revenues that can sustain the Company's operations and further development of the technologies as planned.

INCOME TAXES

        The Company has a net operating loss carry forward for federal income tax purposes of approximately $30,000,000 that is available to offset federal taxable income through fiscal 2021. A portion of this carry forward may be limited under Section 382 of the Code due to the occurrence of an ownership change as defined in the Code. A 100% valuation allowance has been provided on deferred tax assets resulting from the net operating loss carry forwards discussed above.

EFFECTS OF INFLATION

        Management does not believe that inflation has had a significant impact on the financial position or results of operations of the Company since its inception.

ITEM 7. FINANCIAL STATEMENTS

        The consolidated 2001 financial statements for the Company, including the notes thereto, together with the report thereon of Aidman, Piser & Company, P.A. is presented beginning at page F-1.

        The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believe that its exposure to market risk associated with other financial instruments and interest rate risk is not material.

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141, which eliminated the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001, is effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS No. 142, which includes the requirements to test for impairment of goodwill and intangible assets of indefinite life rather than amortize them, is effective for fiscal years beginning after December 15, 2001. Adoption of this pronouncement is not anticipated to have a significant impact on the Company.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 retains the fundamental provisions of SFAS 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Under SFAS No. 144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell. The Company will be required to adopt this statement no later than January 1, 2002. Management does not believe adoption of this standard will have a significant impact on the results of operations, financial position and cash flows of the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There have been no changes in or disagreements with accountants on accounting and financial disclosure issues with respect to any financial statements for the Company for 2001 or 2000. Aidman, Piser & Company, P.A. has served as the independent public accountant for the Company for the 2001 and 2000 audited financial statements.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        The executive officers, directors and other significant employees of the Company, and their ages and positions, are as follows:

Name of Individual          Age    Position
------------------          ---    --------

John D. Stanton             53     Chairman of the Board of Directors

James V. Mahoney            56     Chief Executive Officer and President

Tim J. Klace                42     Chief Financial Officer

Donald K. Dankner           54     Director

Nicholas R. Tomassetti      66     Director

Jeffrey D. Tranen           55     Director

The following is a brief description of the professional experience and background of the directors and officers.

        John D. Stanton assumed the role of Chairman of the Board of Directors, President and Chief Executive Officer on May 15, 2000 in connection with the acquisition of SAC-1. On July 30, 2001, Mr. Stanton brought in James V. Mahoney to assume the role of President and Chief Executive Officer. From 1987 through the present, Mr. Stanton has served as the President and Chief Executive Officer of Florida Engineered Construction Products, Corporation. Since the early 1990's, Mr. Stanton has been, and continues to be, involved in turn-around management for financially distressed companies, providing both management guidance and financing. In 1981, Mr. Stanton assumed the role of Chief Financial Officer for Florida Engineered Construction Products, Corporation, a privately held manufacturer of residential and commercial construction products, located in Tampa, Florida. Mr. Stanton worked as an auditor with the international professional services firm that is now known as Ernst & Young, LLP from 1973 through 1981. Mr. Stanton, a Vietnam veteran of the United States Army, graduated from the University of South Florida with a Bachelors Degree in Marketing and Accounting in 1972, and with an MBA in 1973. Mr. Stanton earned the designation of Certified Public Accountant in 1974 and was a Sells Award winner in the CPA examination.

        James V. Mahoney assumed the role of President and Chief Executive Officer effective July 30, 2001. Prior to joining the Company, Mr. Mahoney was the Senior Vice President - Asset Management for PG&E National Energy Group, Inc. ("PG&E National Energy Group"), and led more than 800 employees that operated 33 power-generating facilities. He became a part of this PG&E Corp. affiliate in 1997, when USGenerating Power Services, Inc. ("USGenPS"), a power marketing and trading company he built as the Chief Executive Officer, was acquired. USGenPS was formed in 1995 by PG&E and Bechtel who tapped Mr. Mahoney to lead this entity. Prior to USGenPS, Mr. Mahoney held various executive positions with New England Electric Systems, a leading electricity utility company in the Northeast. He also has 9 years of commercial experience with USX in their natural resource divisions. Mr. Mahoney has a PhD degree in Solid State Chemistry from the University of Pittsburgh and a Bachelors Degree from Allegheny College. He has also taken executive courses from the University of Michigan and MIT.

        Tim Klace assumed the role of Chief Financial Officer in August 2000. Mr. Klace worked as a tax consultant with Ernst & Young, LLP from 1982 through August 2000. He has over 18 years of experience in advising public and private companies of all sizes in a wide range of tax and accounting matters. Mr. Klace currently works with Mr. Stanton in providing financial and management services to other companies that are in financial distress and is the Chief Financial Officer of the parent holding company of several entities providing home health and rehabilitative care. Mr. Klace is a certified public accountant, a member of the American Institute of Certified Public Accountants, and is a past president of the West Coast Chapter of the Florida Institute of Certified Public Accountants. Mr. Klace graduated from the University of Florida with a Bachelor's Degree in Accounting in 1981 with a Masters Degree in Accounting with a specialization in Taxation in 1982.

        Donald K. Dankner, joined the Board of Directors effective August 1, 2001. Mr. Dankner is a partner with the law firm of Winston & Strawn and is the co-director of its 30-attorney energy practice. Mr. Dankner specializes in providing advisory services in energy related transactions as well as legal consulting, negotiation, and litigation on behalf of electric utilities and gas companies before the Federal Energy Regulatory Commission, state agencies, and the courts. Mr. Dankner graduated with Honors from the George Washington University Law School in 1973, where he was a member of the Law Review. Mr. Dankner is a member of the Federal Energy Bar Association.

        Nicholas R. Tomassetti joined the Board of Directors effective August 1, 2001. Mr. Tomassetti has served as the President and Chief Operating Officer of Airbus Industrie of North America, Inc. Mr. Tomassetti's former business associations include serving as Vice President and General Manager of Twin-Jet Business Development for McDonnell Douglas Corporation and Vice President of Pratt & Whitney's Commercial Engine Business Organization. Mr. Tomassetti served with Pratt & Whitney for over 30 years during which time he held various positions including Vice President, Commercial Engine Organization and Vice President Sales and Service, Commercial Products Division. In 1987, Mr. Tomassetti was tapped to serve as President for the International Aero Engines, a five nation consortium formed to develop and market the LAE V2500 aircraft engine. Mr. Tomassetti earned a degree in Engineering from the General Motors Institute and a Master's Degree in Engineering from MIT.

        Jeffrey D. Tranen joined the Board of Directors effective August 1, 2001. Mr. Tranen has in excess of 30 years experience in executive capacities for various electric utilities. Since 2000, Mr. Tranen has served as the Senior Vice President for New York-based Lexecon, Inc. Prior to that, Mr. Tranen served in engineering and senior executive positions with Sithe Energies, Inc.; California Independent System Operator; New England Electric System; New England Power Company; and New England Electric Transmission Company. Mr. Tranen earned a Bachelor's Degree in Electrical Engineering from MIT in 1968; and a Master's Degree in Electrical Engineering in 1970 from MIT. Mr. Tranen also completed the Harvard Business School's Advanced Management Program in 1990. Mr. Tranen currently serves as a member of the Board of Directors of Oglethorpe Power Corporation and Doble Engineering Company. Mr. Tranen also serves as a Member of the Harvard Electricity Policy Group.

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


ITEM 10.  EXECUTIVE COMPENSATION

        The following table sets forth information for each of the fiscal years ended December 31, 2001 concerning the compensation paid and awarded to our President and Chief Executive Officer. There were no other executive officers or key employees whose total annual salary and bonus exceeded $100,000 for these periods who remain with the Company.

                                                              Long-term
                               Annual                       Compensation
                            Compensation                       Awards                          Payouts
                      -------------------------     ----------------------------     -------------------------
                                                    Restricted     Securities                          All
      Name and                                         Stock       Underlying            LTIP         Other
 Principal Position   Year    Salary     Bonus         Award         Options            Payouts       Comp
------------------    ----   --------   -------     ---------   ----------------     ------------  -----------
James V. Mahoney      2001   $110,890   $  -0-      $     -0-             -0-           $   -0-        $   -0-
Chief Executive       2000   $    -0-   $  -0-      $     -0-             -0-           $   -0-        $   -0-
Officer and           1999   $    -0-      -0-            -0-             -0-           $   -0-        $   -0-
President (1)

John D. Stanton       2001   $    -0-   $  -0-      $     -0-       2,000,000(3)        $   -0-        $   -0-
Chairman of the       2000   $    -0-   $  -0-      $     -0-       2,000,000(3)        $   -0-        $   -0-
Board (2)             1999   $    -0-   $  -0-      $     -0-             -0-           $   -0-        $   -0-

     (1) Mr. Mahoney assumed the role of Chief Executive Officer and President effective July 30, 2001. Prior to this date, Mr. Mahoney was not employed by the Company. The Company is currently finalizing the terms of Mr.

          Mahoney's employment agreement. The Company anticipates issuing Mr. Mahoney options to acquire common stock of the Company representing approximately 3% of the outstanding number of shares with a fair market exercise price and vesting provisions to be determined. See "Employment Agreements" below.

     (2) Mr. Stanton assumed the role of Chief Executive Officer and President as of May 16, 2000. Prior to this date, Mr. Stanton was not employed by the Company. Effective August 1, 2001, Mr. Stanton relinquished the role of Chief Executive Officer and President retaining his role as the Chairman of the Board of Directors.

     (3) During 2001, Mr. Stanton was granted options to acquire 2,000,000 shares of the Company's stock at prices ranging from $.195 to $.2145 per share. During 2000, Mr. Stanton was granted options to acquire 2,000,000 shares of the Company's stock at $1.00 per share.

          The following table sets forth, for the individuals named in the Summary Compensation Table above, certain information concerning stock options granted during 2001. The Company has never issued stock appreciation rights. Options were granted at an exercise price above the fair market value of the common stock at the date of grant. The term of the options is three years from the date of grant.

                                                                                            Potential
                                                                                         Realizable Value
                                    Percentage   Exercise                                At Assumed Rates
                                     Of Total    or base      Market                   Rate of Stock Price
                                      Options   Price Per    Price on                    Appreciation For
                        Options       Granted     Share       Date of     Expiration     Option Term (1)
Name                    Granted       In 2001     ($/Sh)       Grant         Date         5%       10%
---------------------   -------       -------     ------       -----     -----------  --------  --------
John D.
Stanton                  466,200       13%         $.2145       $.195     April 2006  $127,600  $161,100
                       1,533,800       44%         $.195        $.195     April 2011  $463,847  $775,529

(1) The dollar amounts under this column are the result of calculations at the 5% and 10% rates set by the Commission and therefore are not intended to forecast possible future appreciation, if any, of the stock price of our common stock. If the price of the Company's stock were in fact to appreciate at the assumed 5% or 10% annual rate for the term of the option, a $1,000 investment in the Common Stock would be worth $1,276 and $1,611, respectfully, at the end of the 5-year term and $1,629 and $2,594, respectively, at the end of the 10-year term.

     The following table sets forth, for the individual named in the Summary Compensation Table, certain information concerning the options exercised during fiscal 2001 and the number of shares subject to exercisable and unexercisable stock options as of December 31, 2001. The values for "in-the-money" options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, ($.09 per share) and the exercise price of the options.

                            Number of
                              Shares                                     Unexercised Options at
                             acquired              Value                   December 31, 2001
Name                       on exercise            realized         Exercisable          Unexercisable
------------               -----------           ---------         -----------          -------------
John D. Stanton               None                  $ 0              4,000,000               -0-

(1)  None of the options were "in-the-money" at December 31, 2001.

DIRECTORS' COMPENSATION

     The Company does not pay cash compensation to directors for serving on the Board. Each director, other than the Chairman of the Board and CEO, is granted options to acquire 100,000 shares of the Company's common stock at an exercise price equal to the fair market value of the stock on the date of grant.

EMPLOYMENT ARRANGEMENTS

     In July 2001, the Company extended to Mr. Mahoney a one page written offer of employment, which he accepted. The Company is currently finalizing the terms and conditions of a definitive employment agreement with Mr. Mahoney. The Company has agreed that employment agreement will provide for a 3-year term of employment, commencing July 30, 2001, and that Mr. Mahoney will be paid a base annual salary of $270,000. It is anticipated that Mr. Mahoney will have the opportunity to earn additional incentive compensation based upon the attainment of performance goals and milestones, which have yet to be agreed upon.

     The Company agreed to provide Mr. Mahoney a living allowance of $5,500 per month for the first two years of his employment. Mr. Mahoney will be entitled to three weeks paid vacation each year and other employee benefits offered to other employees of the Company.

     The Company has also agreed in principle to issue Mr. Mahoney stock options equaling approximately 3% of the outstanding number of shares of the Company's common stock. These options will have an exercise price equal to the fair market value of the common stock of the Company as of the date the employment agreement is executed subject to limits imposed upon the issuance of incentive stock options to executives under the Internal Revenue Code. The Company anticipates that these options will be subject to vesting provisions based upon Mr. Mahoney's term of employment. The options will be subject to anti-dilution rights as agreed between the parties.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding ownership of the Company's common stock as of April 8, 2002 by each person known to us to own beneficially more than 5% of the outstanding common stock of the Company, by each person who is a director, by each person listed in the Summary Compensation Table and by all directors and officers as a group.

        The information reflected in the following table was furnished by the persons listed therein. The calculations of the percent of shares beneficially owned are based on 183,321,024 shares of common stock outstanding on April 8, 2002 plus, with respect to each such person, the number of additional shares that will be outstanding upon exercise of the warrants and options exercisable within sixty (60) days set forth herein.

         Name and Address of                   Beneficial                   Percentage
          Beneficial Owner                     Ownership                     of Class
------------------------------------       ------------------              ------------
John D. Stanton                               73,501,925 (1)               36.74%
P.O. Box 24567
Tampa, Florida 33623

James V. Mahoney                                       -  (2)                  -
601 South Fremont Avenue
Tampa, Florida 33606

Donald K. Dankner                                100,000 (3)                   -
1400 L Street, NW
Washington, D.C. 20005

Nicholas R. Tomassetti                           100,000 (3)                   -
853 Vanderbilt Beach Rd.
Naples, Florida 34108

Jeffrey D. Tranen                                100,000 (3)                   -
145 East 76/th/ Street, 5B
New York, New York 10021

Ralph W. Hughes Revocable                     32,016,719                   16.00%
   Family Trust
P.O. Box 24567
Tampa, Florida 33623

All Officers and Directors                    80,301,925                   40.14%
  (Six persons)

     (1) Includes options to purchase 2,000,000 shares of Common Stock at an exercise price of $1.00 per share and options to purchase 2,000,000 shares of Common Stock at prices ranging from $.195 to $.2145 per share.
     (2) Options to be issued under Employment Agreement. See Employment Arrangements.
     (3) Each nonemployee member of the Board of Directors was granted an option to acquire 100,000 shares of Common Stock at an exercise price equal to not less than the fair market value of the stock on the date of grant. Options were granted to the directors in 2002 at an exercise price of $.25 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Commencing shortly after the acquisition of SAC-I on May 15, 2000, John Stanton and Ralph Hughes, and entities related to these individuals, made loans to the Company and its subsidiaries to provide funding for the research and development efforts of EarthFirst and USMagneGas as well as to provide working capital for both EarthFirst, USMagneGas, and SAC-I. Funding was also provided to compromise and otherwise satisfy numerous debt obligations of EarthFirst that existed as a result of activities occurring on or before May 15, 2000. As previously disclosed, a portion of the debt owed to Mr. Stanton and Mr. Hughes was converted into EarthFirst common stock on September 8, 2000.

        On December 15, 2000, EarthFirst and Florida Engineered Construction Products, Corporation ("FECP Corporation") executed a Revolving Line of Credit Promissory Note and a related Security Agreement. At the same time, SAC-I and FECP Corporation also executed a similar Revolving Line of Credit Promissory Note and a related Security Agreement. Collectively, Mr. Stanton and Mr. Hughes own over 80% of the outstanding common stock of FECP Corporation and are the President and Chairman of the Board, respectively, for FECP Corporation. Both Promissory Notes are payable on demand. The promissory note executed by EarthFirst bears interest at the rate of 9.9% per annum. As of December 31, 2001, the balance owed to FECP Corporation was $2,652,448. A total of $1,500,000 of the balance owed to FECP Corporation was converted into 26,282,052 shares of the Company's common stock in January of 2002.

        FECP Corporation has provided significant levels of assistance to EarthFirst and its subsidiaries subsequent to May 15, 2000. Employees of FECP Corporation provide a variety of services to the Company, including assistance with financial accounting, payroll, human resources, engineering, information technology, preparation of income, payroll, and property tax returns, and purchasing. The cost of these services have been added to the balance of the Promissory Notes. The cost of various insurance coverage for EarthFirst and its subsidiaries that has been paid by FECP Corporation has also been included in the balance of the Promissory Notes.

        In June 1999, the Company borrowed $65,000 from DMV, Inc., a company 100% owned by Leon H. Toups. This indebtedness is evidenced by a promissory note which bears interest at a rate of 12% per annum, is for a term of two years and requires 24 monthly payments of principal and interest payments of $3,060. The note is secured by certain accounts receivable, inventory, and equipment. During 2000, a payment of $17,653 was made on this note.

        In July 1999, the Company borrowed $75,000 from Leon H. Toups. This indebtedness is evidenced by a promissory note which bears interest at a rate of 12% per annum, is for a term of two years, and requires 24 monthly payments of principal and interest of $3,530.51. The note is secured by certain accounts receivable, inventory, and equipment. During 2000, a payment of $15,299 was made on this note.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 10-KSB.

       (a)     Exhibits

               None.

                         Independent Auditors' Report
                         ----------------------------

Board of Directors
EarthFirst Technologies, Incorporated
Tampa, Florida

We have audited the accompanying consolidated balance sheet of EarthFirst Technologies, Incorporated and Subsidiaries (the "Company"), as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EarthFirst Technologies, Incorporated and Subsidiaries, at December 31, 2001, and the consolidated results of their operations and their cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

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

                           /s/ Aidman, Piser & Company, P.A.

March 29, 2002
Tampa, Florida

            EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2001


                                    ASSETS
Property and equipment, net                                          $   154,490
Other assets                                                                 820
                                                                     -----------

                                                                     $   155,310
                                                                     ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable                                                    $   541,825
 Accrued expenses and other liabilities                                1,014,963
 Lease obligations                                                       406,101
                                                                     -----------
  Total current liabilities                                            1,962,889

Note payable, related party                                            2,652,448
Convertible debentures                                                   161,000
                                                                     -----------
  Total liabilities                                                    4,776,337
                                                                     -----------

Commitments and contingencies                                                  -

Stockholders' deficit:
 Common stock, par value $.0001, 250,000,000
  shares authorized, 139,152,987 shares issued and outstanding            13,916
 Additional paid-in capital                                           40,068,322
 Accumulated deficit                                                 (43,435,205)
                                                                     -----------
                                                                      (3,352,967)

 Less: treasury stock (1,950,000 shares at cost)                      (1,268,060)
                                                                     -----------
  Total stockholders' deficit                                         (4,621,027)
                                                                     -----------
                                                                     $   155,310
                                                                     ===========

                See notes to consolidated financial statements.

            EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                              2001           2000
                                                          ------------   -------------
Revenue                                                   $          -   $           -

Cost of sales                                                        -               -
                                                          ------------   -------------
Gross profit                                                         -               -

Selling, general and administrative expenses                 2,851,556       1,382,924
Research and development expenses                            2,701,716       1,588,600
                                                          ------------   -------------

Loss from continuing operations before income
  taxes and other items                                     (5,553,272)     (2,971,524)
                                                         -------------   -------------

Other income (expenses):
 Interest expense                                             (344,276)       (960,901)
 Other income (expense)                                       (245,684)          1,814
                                                         -------------   -------------
                                                              (589,960)       (959,087)
                                                         -------------   -------------

Loss from continuing operations before income taxes         (6,143,232)     (3,930,611)

Income tax expense                                                   -               -
                                                          ------------   -------------
Loss from continuing operations                             (6,143,232)     (3,930,611)

Discontinued operations:
 Loss from discontinued operations (no applicable
  income taxes)                                             (1,959,636)     (5,026,578)
 Loss on disposal of discontinued business segment
  (no applicable income taxes)                              (6,498,857)     (2,565,048)
                                                         -------------   -------------

Loss before extraordinary item                             (14,601,725)    (11,522,237)

Extraordinary gain on extinguishments of
 debt (no applicable income taxes)                                   -         869,847
                                                          ------------   -------------

Net loss                                                   (14,601,725)    (10,652,390)

Preferred stock dividends                                       (5,355)       (129,250)
                                                         -------------   -------------
Net loss attributable to common stockholders             ($ 14,607,080)   ($10,781,640)
                                                         =============   =============
Loss per common share attributable to common
 stockholders:
  Continuing operations                                  ($        .05)   ($       .06)
  Discontinued operations                                (         .07)           (.12)
  Extraordinary gain                                                 -             .01
                                                          ------------   -------------
  Net loss                                               ($        .12)   ($       .17)
                                                         =============   =============

Weighted average shares outstanding                        122,599,354      62,187,066
                                                         =============   =============

                See notes to consolidated financial statements.

            EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                         YEAR ENDED DECEMBER 31, 2000

                                                                              Additional
                                         Preferred Stock      Common Stock      Paid-in     Accumulated   Treasury
                                         Shares   Amount   Shares     Amount    Capital       Deficit       Stock       Total
-----------------------------------------------------------------------------------------------------------------------------------
Balances, January 1, 2000                   750  $   750  33,290,948 $ 33,291  $17,988,553  $(18,046,485) $(1,268,060) $ (1,291,951)
Warrants issued in connection with loan
  costs                                                                             38,347                                   38,347
Stock based compensation (options)                                                  88,230                                   88,230
Common stock issued for cash, net
  of stock offering costs ($13,125)                        4,380,243    4,380    1,285,531                                1,289,911

Preferred stock issued for cash, net of
  stock offering costs ($26,500)            774      774                           746,726                                  747,500
Stock issued for:
  Research and development expense                         1,500,000      150      492,038                                  492,188
  Employee/non-employee services                             710,000      710      181,590                                  182,300
  Loan costs                                                  15,441       15        4,618                                    4,633
  Legal services                                           1,600,000    1,600      398,400                                  400,000
  In connection with segment disposal
    and warranty assumption                                  500,000      500      124,500                                  125,000
  Other                                                      550,000      550      133,325                                  133,875

Conversion of debt to equity                              11,773,581    3,314    3,332,890                                3,336,204

Preferred stock dividends                                                                        (43,250)                   (43,250)
Convertible debenture beneficial
  conversion feature (interest expense)                                            641,200                                  641,200
Convertible preferred stock beneficial
  conversion feature (dividend)                                                     86,000       (86,000)
Conversion of preferred stock to common  (1,063)  (1,063)  4,014,612    4,015       (2,952)                                       -

Acquisition of SAC-1, Inc.                                26,500,000   26,500    4,873,500                                4,900,000

Net loss                                                                                     (10,652,390)               (10,652,390)

Change in par value                                                   (66,541)      66,541                                        -
                                         ------------------------------------------------------------------------------------------
Balances, December 31, 2000                 461  $   461  84,834,825 $  8,484  $30,479,037  $(28,828,125) $(1,268,060) $    391,797
                                         ==========================================================================================

                See Notes to Consolidated Financial Statements.

            EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                         YEAR ENDED DECEMBER 31, 2001

                                                                               Additional
                                      Preferred Stock       Common Stock        Paid-in     Accumulated     Treasury
                                     -----------------  --------------------
                                      Shares    Amount     Shares     Amount    Capital       Deficit         Stock       Total
                                     --------  -------  -----------  -------  -----------  -------------  ------------ ------------
Balances, January 1,
 2001                                    461   $  461    84,834,825  $ 8,484 $ 30,479,037  ($28,828,125)  ($1,268,060) $    391,797

Conversion of related party
 debt to equity                            -        -    45,848,855    4,585    7,155,706             -             -     7,160,291

Preferred stock
 dividends                                 -        -             -        -            -        (5,355)            -        (5,355)

Conversion of preferred stock
 and dividends payable
 to common stock                        (461)    (461)    4,601,000      460       87,116             -             -        87,115

Conversion of convertible
 debentures to common
 stock                                     -        -     3,868,307      387      668,504             -             -       668,891

Capital contribution resulting
 from sale of subsidiary to
 a principal stockholder                   -        -             -        -    1,677,959             -             -     1,677,959

Net loss                                   -        -             -        -            -   (14,601,725)            -   (14,601,725)
                                     -------   ------   -----------  -------  -----------  ------------   -----------  ------------

Balances,
 December 31, 2001                         -   $    -   139,152,987  $13,916 $ 40,068,322  ($43,435,205)  ($1,268,060)  ($4,621,027)
                                     =======   ======   ===========  ======= ============  ============   ===========  ============

                See Notes to Consolidated Financial Statements.

            EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                   2001           2000
                                                              -------------  --------------
Cash flows from operating activities:
 Net loss                                                      ($14,601,725)   ($10,652,390)
 Adjustments to reconcile net loss to net cash flows
  from operating activities:
   Depreciation and amortization                                     20,000         145,089
   Amortization of goodwill                                         146,965         284,235
   Extraordinary gain on extinguishment of debt                           -        (869,847)
   Gain on disposal of asset                                         (8,175)              -
   Write-down of assets in connection with
     discontinued operations and loss on disposal                 4,820,898       2,565,048
   Gain on business segment disposal accounted for as
     capital contribution                                         1,677,959               -
   Stock based compensation                                               -       1,464,573
   Beneficial conversion feature of convertible debenture                 -         641,200
   Increase (decrease) in cash due to changes in:
     Accounts receivable                                            (26,132)       (441,849)
     Inventories                                                          -        (479,915)
     Prepaid expenses                                                 1,208            (265)
     Costs and earnings in excess of billings on
      uncompleted contracts                                               -        (293,338)
     Accounts payable                                               177,626       1,816,901
     Accrued expenses                                               (53,773)        604,194
     Other liabilities                                               24,999          (4,697)
     Billings in excess of costs and earnings on
      uncompleted contracts                                               -        (119,299)
                                                              -------------  --------------
Net cash flows from operating activities                         (7,820,150)     (5,340,360)
                                                              -------------  --------------

Cash flows from investing activities:
 Cash received in business acquisition                                    -         499,053
 Repayments from related parties                                          -         102,663
 Acquisition of property and equipment                              (31,175)       (109,270)
                                                              -------------  --------------
Net cash flows from investing activities                            (31,175)        492,446
                                                              -------------  --------------

Cash flows from financing activities:
 Repayments of notes payable, bank                                        -        (730,855)
 Proceeds from sale of common stock                                       -       2,037,411
 Proceeds from convertible debentures                                     -         700,000
 Proceeds from related party note payable                         6,332,604       4,287,855
                                                              -------------  --------------
Net cash flows from financing activities                          6,332,604       6,294,411
                                                              -------------  --------------

Net change in cash                                               (1,518,721)      1,446,497
Cash, beginning of year                                           1,518,721          72,224
                                                              -------------  --------------

Cash, end of year                                             $           -  $    1,518,721
                                                              =============  ==============

                                  (Continued)

            EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                    YEARS ENDED DECEMBER 31, 2001 AND 2000

                Supplemental schedule of cash flow information
                ----------------------------------------------

                                                      2001        2000
                                                    ---------   --------

Cash paid during the year for interest              $       -   $182,299
                                                    =========   ========


     Supplemental schedule of non-cash financing and investing activities
     --------------------------------------------------------------------

During 2001, the Company:

 . Converted 461 shares of preferred stock outstanding at the beginning of the year plus accrued dividends of $87,115 to 4,601,000 shares of common stock.
 . Converted $539,000 of convertible debentures along with accrued interest of $129,891 to 3,868,307 shares of common stock.
 . Converted $7,160,291 of related party debt to 45,848,855 shares of common stock.

During 2000, the Company:

 . Acquired 100% of the outstanding stock of SAC-1, Inc. in exchange for the issuance of 26,500,000 shares of common stock in a transaction valued at $4,900,000
 . Incurred $42,980 of loan costs in connection with the issuance of a convertible debenture through the issuance of 15,441 shares of common stock and 75,000 warrants
 . During 2000, 774 shares of Class A preferred stock were, simultaneous upon their issuance, converted to 2,781,063 shares of common stock.
 . Converted 289 shares of preferred stock outstanding at the beginning of the year to 1,233,549 shares of common stock
 . Converted $750,000 of convertible debentures along with accrued interest of $152,204 to 2,202,287 shares of common stock
 . Converted $2,434,000 of related party debt to 9,571,294 shares of common stock

                See notes to consolidated financial statements.

            EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2001 AND 2000

1. Nature of business, basis of presentation and summary of significant accounting policies:

     Nature of business:

     EarthFirst Technologies, Incorporated, a Florida corporation, and its subsidiaries (collectively the "Company" or "EarthFirst") is focused on the research, development, and commercialization of technologies for the production of alternative sources of fuel and the destruction and / or remediation of liquid and solid waste.

     The primary technological processes under development are the BigSpark(TM) Converter (liquid waste) and its Vacuum Distillation Process (solid waste).

     The Company's liquid waste technology is embodied in its plasma arc converters, known as BigSpark(TM) converters, which are designed to process liquid waste products, such as waste oils, greases, and antifreezes, and produce a clean-burning gas, known as NextGas(TM) synthetic fuel. The BigSpark(TM) converters create a high-temperature plasma that breaks down or destroys harmful compounds contained in the liquid and produces a clean-burning gas.

     NextGas(TM) synthetic fuel has shown superior qualities in use as a metal cutting gas over other gases traditionally used in this market. EarthFirst is working with end users and distributors of cutting gases to establish NextGas(TM) synthetic fuel as the fuel of choice in the cutting gas market. These efforts include agreements to place Company owned BigSpark(TM) converters onsite with the end users and distributors. At December 31, 2001, EarthFirst was manufacturing the first of its BigSpark(TM) converters that will produce NextGas(TM) synthetic fuel for commercial purposes.

     EarthFirst is also continuing to investigate the potential application of its converters to create solutions for environmental hazards created by various forms of liquid wastes. Such efforts include research and development efforts to increase the quantities of liquid wastes that can be processed by future generations of its converters as well as efforts to identify modifications to the gases produced to create additional uses as alternative fuels in a wide range of applications.

     The Company's solid waste technology includes its Vacuum Distillation Process which is designed to transform waste motor vehicle tires into recyclable solid materials and a combustible gas stream. Gases produced in this process can be used as alternative sources of energy.

            EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2001 AND 2000

 1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

     Nature of business (continued):

     At December 31, 2001, the Company's efforts to further develop its solid waste technology have been assigned a lower priority so that the Company's resources could be focused on the commercialization of its liquid waste technologies. The Company anticipates further research and development to confirm the economic viability of the solid waste technology including the resolution of issues that will allow the Vacuum Distillation Process to operate on a substantially continuous basis.

     Background of the Company:

     EarthFirst was formed on July 29, 1997, and commenced operations on November 1, 1997 to facilitate market applications through the licensing of late-stage technologies.

     Prior to May 15, 2000, the Company had four separate operating segments. These segments were 1) Technology Development for Environmental Solutions and Alternative Fuels, 2) Manufacture and sale of the Balanced Oil Recovery System ("BORS") Lift, 3) Contract Manufacturing, and 4) Sales of medical equipment (the "HealthCare Division").

     On May 15, 2000, the Company entered into an acquisition agreement (the "Agreement") with the shareholders of SAC-I, Inc. ("SAC-I") pursuant to which the Company exchanged 26,500,000 shares of its common stock for all of the issued and outstanding shares of SAC-I. Pursuant to the SAC-I Agreement, all of the Company's officers and the members of the Company's Board of Directors resigned, with exception of Philip M. Rappa. John D. Stanton, Chairman of the Board and Chief Executive Officer of SAC-I, was appointed to the Company's Board as Chairman. Mr. Stanton also assumed the duties of the Chief Executive Officer of EarthFirst. Upon consummation of the Acquisition, new management determined that the Company should focus its efforts and resources on the development of the technologies related to environmental solutions and alternative fuels. Accordingly, the Technology Development for Environmental Solutions and Alternative Fuels Segment is the only pre-May 15, 2000 continuing business segment of the Company.

            EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2001 AND 2000

 1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

     Background of the Company (continued):

     Subsequent to the May 2000 acquisition, in addition to the technologies segment the Company operated its Recycling and Demolition operations, as well as its government contract operations, through its subsidiary SAC-I. During calendar 2001, management decided it was in the best interest of the shareholders to discontinue these operations so that the Company's resources could be utilized to commercialize its liquid and solid waste technologies. (See Note 4)

     During the second half of 2001, SAC-I wound down its operations and has liquidated assets to pay its creditors. The Company sold its stock in SAC-I on December 1, 2001 to an entity controlled by a principal stockholder and accordingly, any assets and liabilities of that entity are not reflected in the balance sheet as of December 31, 2001.

     Principles of Consolidation:

     The consolidated financial statements include the accounts of the Company and its subsidiaries, some of which are inactive at December 31, 2001. Those subsidiaries include, among others, EarthFirst NextGas, Inc. and EarthFirst Solid Solutions, Inc.

     Significant intercompany accounts and transactions have been eliminated in consolidation.

     Revenue recognition:

     Revenues are recognized as product is shipped and the sale is final.

     Property and equipment:

     Property and equipment are stated at cost. Depreciation is provided on the straight-line method over (1) the estimated useful lives of the assets, which range from 5-7 years for machinery, computer equipment, office equipment and furniture or (2) the lease term for assets subject to capital lease if the lease term is shorter than the assets' estimated useful lives.

            EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2001 AND 2000

1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

     Advertising costs:

     The costs associated with producing and communicating advertising are expensed in the period incurred. There were no advertising expenditures associated with continuing operations during 2001. Advertising costs were approximately $20,000 during 2000.

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

            EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2001 AND 2000

1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

     Stock-based compensation (continued):

     The Company accounts for unregistered common stock issued for services or asset acquisitions at the estimated fair value of the stock issued. Fair value is determined based substantially on the average cash price of recent sales of the Company's unregistered common stock.

     Impairment of long-lived assets:

     The Company reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

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

            EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2001 AND 2000

1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

     Net loss per share (continued):

     Securities outstanding that were excluded from the computation of diluted earnings per share because they would have been anti-dilutive are as follows:

                                                        2001           2000
                                                     ----------     ----------
      Preferred stock                                         -            461
      Stock options                                  17,930,000     10,230,000
      Warrants                                        6,485,872      6,485,872

     Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets". FAS No. 141, which eliminated the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001, is effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. FAS No. 142, which includes the requirements to test for impairment of goodwill and intangible assets of indefinite life rather than amortize them, is effective for fiscal years beginning after December 15, 2001. Adoption of this pronouncement is not anticipated to have a significant impact on the Company.

     In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". FAS No. 144 replaces FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". FAS No. 144 retains the fundamental provisions of FAS 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Under FAS No. 144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell. The standard is effective on January 1, 2002. Management does not believe adoption of this standard will have a significant impact on the results of operations, financial position and cash flows of the Company.

            EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2001 AND 2000

2.   Management's Plans Regarding Liquidity and Capital Resources:

     The Company has experienced recurring net losses since its inception and, as such, experienced negative operating cash flows through December 31, 2001. Historically, negative operating cash flows have been funded with proceeds from sales of common and preferred stock, notes and convertible debentures payable. In addition in December of 2000, a party related to a principal stockholder provided an aggregate $2,500,000 in revolving lines of credit. An additional revolving line of credit of $2,500,000 was also extended to SAC-I in December 2000. The parties agreed to exchange portions of the amounts due under these obligations into common stock of the Company. During calendar 2001, an aggregate total of $7,100,000 was converted into 45,848,855 shares of the Company's common stock.

     The total amount received from all sources identified above approximated $6,400,000 during 2001 and $7,025,000 during 2000. Notwithstanding the proceeds of these financing sources, the Company had negative working capital of approximately $2,000,000 at December 31, 2001.

     The Company is focused on the commercialization and further development of its liquid and solid waste technologies. The Company anticipates that the commercialization of its liquid waste technologies will not generate sufficient cash to become self-sustaining until late 2002 or early 2003.

     The Company will also need funding to further develop additional applications of both its liquid and solid waste technologies and the development and enhancement of those technologies may continue for years. The Company hopes to commercialize applications of these technologies during this process which can generate positive cash flow to begin to sustain the cost of these research and development activities.

     Steps have been taken to address the Company's liquidity issues in 2002. Subsequent to December 2001, debt aggregating $2,548,500 was converted to equity. Management is also continuing to negotiate settlements with its creditors as discussed in Note 7. Furthermore, through its divestiture of certain subsidiaries, management expects to be able to reduce costs and losses in 2002.

     While these steps may improve liquidity, the Company will still need to obtain funding from outside sources during 2002 to continue its planned operations. It is believed that some of the funding needs will be satisfied through additional borrowings from related parties, upon whom the Company is currently dependent; however, there are no assurances that such borrowing will continue. The Company also anticipates raising additional capital through the issuance of additional shares pursuant to an equity line with an outside party.

            EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2001 AND 2000

2.   Management's Plans Regarding Liquidity and Capital Resources (continued):

     The Company has not proceeded with the implementation of the equity line because of the significant decrease in the price of the Company's common stock over the past several months. The terms of the equity line agreement create very unfavorable discounting to the pricing for the Company's shares when the price of the stock is at current levels. The Company anticipates revisiting such funding in the second quarter of 2002.

     There can be no assurance that the Company will be successful in obtaining the necessary debt or equity financing needed to achieve its objectives. Management believes it will be successful in these efforts, but there can be no assurances to that effect.

3.   Inactive subsidiaries:

     During 2001, the Company terminated its relationships with minority shareholders and its management of two of its subsidiaries. These subsidiaries' operations were curtailed in the fourth quarter of 2001 and it is anticipated that they will have no future operations. The Company currently conducts, among other things, research and development activities associated with liquid and solid waste technologies through its new wholly-owned subsidiaries, EarthFirst NextGas, Inc. and EarthFirst Solid Solutions, Inc. (See Note 15 for litigation relating to these matters.)

4.   Discontinued operations:

     As discussed in Note 1, in June 2001, management determined that it was in the best interest of the shareholders to discontinue the government contract, demolition, and recycling operations conducted by the Company's wholly-owned subsidiary, SAC-I. In the second half of 2001, SAC-I wound down its operations.

            EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2001 AND 2000

4.   Discontinued operations (continued):

     In the opinion of Management, the value of SAC-I's liabilities exceeded the fair market value of its assets. After considering various alternatives to attempt to maximize shareholder value, including the possibility of having SAC-I file for protection from creditors pursuant to the United States Bankruptcy Code, Management sold its stock in SAC-I. At the time of the sale, Management determined that SAC-I had no value and that continuing to fund the operations of this entity would needlessly dissipate the assets of the Company. Management believed that the value that might have been realized from the sale of the remaining assets of SAC-I would have been insufficient to satisfy its creditors and may in fact have required additional infusions of capital to effectuate such sales in a commercially reasonable manner. It was also the opinion of management that such efforts would be counter productive to EarthFirst in that it would drain the Company's resources in personnel to oversee this process and that such resources would be much more effectively deployed in attempting to bring the Company's technologies to commercialization.

     Effective December 1, 2001, EarthFirst sold its SAC-1 stock to an entity related to a principal shareholder for $10. At the time of the stock sale, the balance sheet (unaudited) of SAC-I was as follows:

      Accounts receivable                                   $  1,806,117
      Inventory                                                  635,465
      Machinery and equipment, net                             1,412,282
      Other assets                                                 5,696
                                                            ------------
       Total assets                                         $  3,859,560
                                                            ============

      Accounts payable                                      $  3,155,777
      Accrued expenses                                           579,226
      Capital lease obligations                                  550,018
      Notes payable                                            1,252,498
                                                            ------------
       Total liabilities                                    $  5,537,519
                                                            ============

      Liabilities in excess of assets (net liabilities)      ($1,677,959)
                                                            ============

     In light of the related party nature of the sale, the excess of SAC-1's net liabilities over the $10 sale price was recognized as a capital contribution in 2001.

     Also, as discussed in Note 1, subsequent to the May 15, 2000 acquisition, segments associated with BORS Lift, healthcare and contract manufacturing were discontinued to allow the Company to focus on technology development.

            EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2001 AND 2000

4.   Discontinued operations (continued):

     Results of operations of all discontinued business segments have been classified as discontinued operations for the years ended December 31, 2001 and 2000. Unamortized goodwill associated with the 2001 discontinued operations was evaluated, deemed to have no continuing value and, therefore, written-off and is included in loss on disposal of discontinued operations in the accompanying 2001 statement of operations.

     Components of loss from all discontinued operations are as follows:

                                                    2001             2000
                                               --------------  --------------
      Revenues                                 $   9,219,915   $   8,747,116
      Costs and expenses                        ( 11,179,551)   ( 13,773,694)
                                               --------------  --------------
      Operating losses                          (  1,959,636)     (5,026,578)
      Income taxes                                         -               -
                                               --------------  --------------
      Loss from discontinued operations         ( $1,959,636)   ($ 5,026,578)
                                               ==============  ==============

5. Major customer information, fair value of financial instruments and concentrations of credit risk:

     Major customer information:

     During the year ended December 31, 2001 the Company derived no revenues from continuing operations. The Company is developing a market for a new cutting gas and is forming relationships with several end users and distributors.

     Fair value of financial instruments:

     All financial instruments are held or issued for purposes other than trading. The carrying amount of accounts payable and other current liabilities approximates fair value because of their short maturity. The carrying amount of notes payable, related party notes payable, convertible debentures and lease obligations approximates their fair value based on current market interest rates offered to the Company.

     Concentrations of credit risk:

     The Company owns no financial instruments that potentially subject the Company to significant concentrations of credit risk.

            EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2001 AND 2000


6.   Property and equipment:

     Property and equipment at December 31, 2001 consists of the following:


      Land and improvements                               $ 93,315
      Machinery and equipment                               78,175
      Office furniture and equipment                         3,000
                                                          --------
                                                           174,490
      Accumulated depreciation                             (20,000)
                                                          --------
                                                          $154,490
                                                          ========

7.   Lease, financing and certain other obligations:

     Prior to 2000, the Company entered into numerous lease arrangements for assets used in its BORS Lift and contract manufacturing operations. In addition, the Company also financed the purchase of machinery and equipment for use in its manufacturing operations prior to 2000. The Company has defaulted on substantially all of these obligations. In May of 2000, the Company closed its manufacturing operations and began to liquidate the assets used in the business to satisfy the claims of creditors.

     The Company negotiated with parties having secured interests in the machinery and equipment to either return the assets to offset or satisfy its obligation or to obtain the secured party's consent to sell the machinery and equipment with the proceeds being distributed to the secured party. In August of 2000, the Company conducted an auction to sell substantially all of its machinery and equipment.

     The proceeds received from the return or sale of assets was insufficient to satisfy the obligations owed. Several creditors have obtained judgments against the Company for amounts owed under these obligations or with respect to other aspects of the conduct of discontinued operations.

     The Company is disputing amounts claimed by these and other creditors and is attempting to negotiate settlements with respect to all claims. It is uncertain as to the ultimate resolution of these amounts. The Company has accrued estimates for amounts in connection with these disputed obligations.

            EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2001 AND 2000


8.   Note payable, related party:

     Note payable, related party consists of a note payable to an entity controlled by the Company's Chairman of the Board of Directors (also a principal stockholder) pursuant to a $2,500,000 revolving line of credit secured by all of the assets of EarthFirst. Interest is at 9.9%. The amount outstanding at December 31, 2001, including interest was $2,652,448. The loan is not repayable prior to January 1, 2003 and subsequent to December 31, 2001, $2,387,500 in related party debt was converted to equity. Interest expense associated with this note was $339,309 and $70,000 in 2001 and 2000, respectively.

9.   Convertible debentures:

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

     The agreement contained demand registration rights with respect to related warrants and the stock subject to conversion and underlying the warrants. The Company was unable to provide these registration rights and accrued an additional 1.5% per month on the outstanding note balance as liquidated damages pursuant to the agreement.

     During 2000, the creditor converted the $750,000 principal balance of the notes, as well as $152,204 of accrued interest and accrued liquidated damages, into 2,202,287 shares of the Company's common stock.

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

            EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2001 AND 2000


9.   Convertible Debentures (continued):

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

     During 2001, the creditor converted $539,000 of the principal of the notes and $129,891 of accrued interest and liquidated damages into 3,868,307 shares of the Company's common stock. The investor converted the remaining $161,000 of principal and the accrued interest and liquidated damages into the Company's common stock in early 2002.

     Beneficial conversion interest:

     Since the investor did not convert the notes on the day of the closing, the Company is required to recognize as interest expense the beneficial conversion terms of the 2000 notes. This additional interest of $641,200 in 2000 was amortized over the periods from closing through the first date on which the notes could have been converted.

10.  Stockholders' equity:

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

            EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2001 AND 2000


10.  Stockholders' equity (continued):

     Series A preferred stock, 1999 issuance (continued):

     During 2001 and 2000, the holder of the preferred stock elected to convert 461 and 289 shares of the preferred stock into 4,101,000 and 1,233,549 shares of common stock, respectively. In addition, in 2001, the holder of the preferred stock elected to convert all dividends and liquidated damages accrued into 500,000 shares of the Company's common stock.

     Preferred stock, 2000 issuance:

     During 2000, the Company issued 774 shares of 8% convertible preferred stock in a series of private placements. Each unit consisted of one share of preferred stock, convertible into common at 90% of the fair market value of the stock on the conversion date, and one warrant to acquire one share of common at 120% of the fair market value on the conversion date, exercisable two years from the date of conversion. The unit price was $1. All preferred shares issued in 2000 were immediately converted to common stock.

     Because of the beneficial conversion feature contained in these equity instruments, in 2000 the Company has recorded a dividend of $86,000 (the difference between the price paid and the fair market value of the stock).

     No preferred shares were issued during 2001.

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

            EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2001 AND 2000


10.  Stockholders' equity (continued):

     Stock Option Plan (continued):

     During 2000, the Company recognized compensation expense of $57,000 associated with 1,400,000 options that were granted at an exercise price of $.30 per share when the fair market value of the stock approximated $.34. Had the accounting provisions of FAS 123 been adopted, compensation of approximately $100,000 would have been recorded in 2000 based on the Black-Scholes option pricing model, and 2000 net loss and net loss per share would have been ($10,752,390) and ($.17), respectively.

     An additional 750,000 options were issued to consultants in connection with research and development arrangements and were granted at exercise prices ranging from $.375 to $1.00. These options, which were fully vested at December 31, 2000, expire 3 years from the date of the grant. Stock-based compensation expense of $32,230 associated with these options has been determined based on the Black-Scholes option pricing model and is included in research and development expense in the accompanying 2000 statement of operation.

     The Company issued the remaining 3,500,000 options under the Employee Stock Option Plan during 2001 at exercise prices equal to the fair market value of the stock on the date of grant.

     In 2001, the Board of Directors approved the 2001 Equity Incentive Plan. The total number of shares to which options may be granted under the plan is 20,000,000 shares. Generally the option price is fixed at no less than 100% of the fair market value of the shares at the date the option is granted and expire on the earlier of three months after termination of employment or ten years from the date of grant.

     Because the 2001 options were issued with exercise prices equal to the fair market value of the stock on the date of grant, no compensation expense has been recognized in 2001. Had the accounting provisions of FAS 123 been adopted, compensation of approximately $376,000 would have been recorded in 2001 based on the Black-Scholes pricing model, and 2001 net loss and net loss per share would have been ($14,977,725) and ($.12), respectively.

            EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2001 AND 2000


10.  Stockholders' equity (continued):

     Stock Option Plan (continued):

     A summary of the status of the Company's outstanding stock options as of December 31, 2001 and 2000, and the changes during the years ending on those dates, is presented below:

                                                                Weighted Average
                                                       Shares    Exercise Price
                                                     ----------  --------------
     Options outstanding, January 1, 2000             1,950,000       $    1.10
     Options granted                                  8,280,000             .41
     Options expired and exercised                            -               -
                                                     ----------       ---------
     Options outstanding, December 31, 2000          10,230,000             .54

     Options granted to employees                     3,500,000             .15
     Options expired and exercised                            -               -
                                                     ----------       ---------
     Options outstanding, December 31, 2001, all of
      which are exerciseable                         13,730,000       $     .44
                                                     ==========       =========

     Common stock warrants:

     The following table summarizes information for stock warrants outstanding and exercisable at December 31, 2001.

                                            Warrants Outstanding and Exercisable
                              ------------------------------------------------------------------
                                Range of                       Weighted Avg.     Weighted Avg.
                                 Prices          Number        Remaining Life    Exercise Price
                              ------------    ------------     --------------    ---------------
                              $  2.34-2.40         218,750          18 months    $         2.38
                              $        .70          25,000           7 months               .70
                              $        .40       3,800,000          34 months               .40
                              ------------    ------------     --------------    --------------
     Issued and outstanding
       January 1, 2000                           4,043,750                       $          .53
                                              ------------                       --------------
                              $       1.54          70,000          15 months              1.54
                              $        .52          95,274          16 months               .52
                              $        .54         319,346          16 months               .54
                              $        .47       1,683,502           8 months               .47
                              $        .36         274,000          10 months               .36
                              ------------    ------------     --------------    --------------
     Issued in 2000                              2,442,122                       $          .51
     Outstanding                              ------------                       --------------
      December 31,
      2000 and 2001                           $  6,485,872          24 months
                                              ============     ==============

     The weighted average grant-date fair value of warrants granted during 2000 was $.51 per share. There were no warrants granted during 2001.

            EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2001 AND 2000

10.  Stockholders' equity (continued):

     The fair value of these warrants, exclusive of warrants issued in connection with preferred and common stock discussed above, has been recorded in the financial statements as follows:

                                                  2001    2000
                                                -------  -------
       Loan costs (capitalized and amortized
        over life of loan)                      $     -  $38,347
       Stock issuance costs                           -   39,625
                                                -------  -------
                                                $     -  $77,972
                                                =======  =======

     The fair value of the options and the warrants granted were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                 2001         2000
                                              -----------  ----------
       Expected life of options                2-3 years   2-3 years
       Risk free interest rate                     6%          6%
       Expected volatility                        50%         50%
       Expected dividend yield                     0%          0%

     Stock issuances for services:

     During 2000 the Company issued 4,875,441 shares of unregistered common stock to attract and retain key employees and for other business purposes. No shares were issued for services during 2001. These shares have been valued at prices which approximate prices for cash sales of similar stock to others during the same periods. Costs recognized in connection with these stock issuances are as follows:

                                                               2000
                                                           -----------
       Employee compensation                               $   182,300
       Legal and consulting                                    404,633
       Segment disposal and warranty assumption                125,000
       Settlements                                             133,875
       Research and development                                492,188
                                                           -----------
                                                           $ 1,337,996
                                                           ===========

            EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2001 AND 2000

11.  Income taxes:

     Deferred tax assets consist of the following at
      December 31, 2001 and 2000:
                                                         2001          2000
                                                     ------------  ------------
      Net operating loss carryover                   $ 12,926,000  $ 7,451,000
      Deferred tax asset valuation allowance          (12,926,000)  (7,451,000)
                                                     ------------  -----------
                                                     $          -  $         -
                                                     ============  ===========

     Income tax (expense) benefit consists of the following:

                                                             2001          2000
                                                         ------------   -----------
      Current:
       Federal                                           $          -   $         -
                                                         ------------   -----------

      Deferred:
       Deferred                                                     -       (64,000)
       Benefit of net operating loss carryover              5,475,000     3,751,000
       Change in deferred tax asset valuation allowance    (5,475,000)   (3,687,000)
                                                         ------------   -----------
                                                                    -             -
                                                         ------------   -----------
                                                         $          -   $         -
                                                         ============   ===========

     The expected income tax benefit at the statutory tax rate differed from income taxes in the accompanying statements of operations as follows:

                                                Percentage of loss before
                                                      income taxes
                                              -----------------------------
                                                  2001             2000
                                              ------------      -----------
      Statutory tax rate                             34.0%             34.0%
      State tax, net of federal benefit               3.5%              3.5%
      Change in deferred tax asset
       valuation allowance                          (37.5%)           (37.5%)
                                              ------------      -----------

      Effective tax rate in accompanying
       statement of operations                           0%               0%
                                              ============      ===========

     The Company has net operating loss carryovers of approximately $32,900,000 at December 31, 2001. The net operating loss carryover principally expires from 2018 through 2021.

            EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2001 AND 2000

12.  Related party transactions:

     During 2000 and 2001, the Company obtained funding through a secured revolving line of credit with an entity related to the Chairman of the Board of Directors for the Company. (See Note 8.)

     The entity with whom the Company has the secured line of credit provided various administrative services on behalf of the Company and its subsidiaries during 2001 and 2000. Such services included accounting, payroll processing, human resource, information technology, engineering and other services. The cost of these services was determined and has been included in the balance of the secured revolving line of credit.

     During 2001 and 2000, the entity with whom the Company has the secured line of credit also paid the costs of various insurance coverages for the Company and its subsidiaries as well as the cost of vehicles used by employees, rent for the Company's headquarters, a 401(k) plan, legal services rendered on behalf of the Company and its subsidiaries, as well as the services of independent contractors related to the wind up of certain operations. The cost of these items has been included in the balance of the secured revolving line of credit.

     During 2000, the Company obtained short-term non-interest bearing loans from four employee / shareholders aggregating $2,434,000, which were converted into 9,571,294 shares of common stock, in August and September of 2000.

13.  Gain on extinguishment of debt:

     During 2000, management entered into negotiations with many of its vendors in an attempt to settle vendor claims at reduced amounts. Management was successful in many instances and has therefore reflected the negotiated payable reductions as gain on extinguishment of debt. There were no applicable income taxes since operating loss carryforwards had been fully reserved.

14.  Employee benefit plan:

     SAC-I, Inc. sponsored a 401(k) plan that covered all employees who are 21 years of age and have completed one year of service. During 2001, eligible employees could contribute up to 15% of their annual compensation to the plan. The amount of SAC's annual contribution is determined on a discretionary basis. The Company contributed approximately $1,700 to the plan during the period ended December 31, 2001. This plan was terminated in 2001.

            EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2001 AND 2000

15.  Commitments and contingencies:

     Legal proceedings:

     Litigation:

     In connection with the termination of its relationship with a minority interest shareholder discussed in Note 3, the Company has filed a lawsuit for tortious interference and breach of contract against that party. Management has consulted legal counsel with respect to the underlying agreements and believes that the Company owns the rights to the technologies necessary to allow for continued development efforts in the commercialization and marketing of these technologies.

     The Company is also involved in disputes with vendors for various obligations associated with discontinued operations. These disputes include several lawsuits instituted by vendors for payments of past due amounts. Several disputes involve deficiency balances associated with lease and financing obligations for equipment acquired by the Company for its contract manufacturing and BORS Lift operations. The machinery and equipment associated with many of these obligations has been sold with the proceeds paid to the vendor or equipment returned to the vendor. The Company has accrued amounts for which it believes these disputes will ultimately be settled.

     Other litigation has also been instituted by a small group of shareholders alleging breach of contractual obligations in connection with investments in which they made in the Company. Mediation is scheduled for May 2002 and should the Company be unable to reach a settlement, intends to vigorously defend the claims. Counsel is unable to evaluate the likelihood of an unfavorable outcome or an estimate of the range of potential loss.

     Employment arrangement:

     In July 2001, the Company extended to the new President of the Company, a one page written offer of employment, which he accepted. The Company is currently finalizing the terms and conditions of a definitive employment agreement with Mr. Mahoney. The Company has agreed that the employment agreement will provide for a 3-year term of employment, commencing July 30, 2001, and that Mr. Mahoney will be paid a base annual salary of $270,000. It is anticipated that Mr. Mahoney will have the opportunity to earn additional incentive compensation based upon the attainment of performance goals and milestones, which have yet to be agreed upon.

            EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2001 AND 2000

15.  Commitments and contingencies (continued):

     Employment arrangement (continued):

     The Company has also agreed in principle to issue Mr. Mahoney stock options equaling approximately 3% of the outstanding number of shares of the Company's common stock. These options will have an exercise price equal to the fair market value of the common stock of the Company as of the date the employment agreement is executed, subject to the limits imposed upon the issuance of incentive stock options to executives under the Internal Revenue Code. The Company anticipates that these options will be subject to vesting provisions based upon Mr. Mahoney's term of employment. The options will be subject to anti-dilution rights as agreed between the parties.

16.  Quarterly information (unaudited):

                                                 March         June        September       December
                                             ------------  ------------   ------------   -------------
     2001
     ----
     Revenues                               $          -*  $          -   $          -   $          -
     Net loss                                ($1,896,141)   ($5,762,782)   ($3,115,317)   ($3,827,485)
     EPS                                           ($.02)         ($.05)         ($.02)         ($.03)

                                                  March         June        September       December
                                              ------------  ------------   ------------   -------------
     2000
     ----
     Revenues                               $          -   $          -   $          -   $          -
     Net loss before extraordinary
      item                                   ($1,831,055)   ($5,268,329)   ($2,171,801)   ($2,251,052)
     Net loss                                ($1,831,055)   ($5,183,440)   ($1,564,704)   ($2,073,191)
     EPS before extraordinary item                 ($.05)         ($.10)  $        .01          ($.03)
     EPS                                           ($.05)         ($.10)         ($.02)         ($.03)

     *  Restated to reflect effect of discontinued operations.

17.  Subsequent events:

     Conversion of portion of revolving line of credit owed to related party into common stock:

     On January 15, 2002, $2,387,500 of the revolving line of credit owed to an entity affiliated with the Chairman of the Board was converted into 40,811,966 shares of the Company's common stock.

            EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2001 AND 2000

17.  Subsequent events (continued):

     Conversion of convertible debentures:

     During January of 2002, the holder of the Company's Convertible Debentures converted their remaining $161,000 principal amount plus accrued interest into 3,356,071 shares of common stock.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 12, 2002



     By: /s/ JAMES V. MAHONEY              By: /s/ TIM J. KLACE
         ----------------------------          ----------------------------
         James V. Mahoney                      Tim J. Klace
         Chief Executive Officer and           Chief Financial Officer and
          President                             Accounting Officer


     By: /s/ JOHN D. STANTON               By: /s/ DONALD K. DANKNER
        -----------------------------          ----------------------------
         John D. Stanton                       Donald K. Dankner
         Chairman of the Board                 Director


     By: /s/ Nicholas R. Tomassetti        By: /s/ Jeffrey D. Tranen
        -----------------------------          -----------------------
         Nicholas R. Tomassetti                Jeffrey D. Tranen
         Director                              Director