Form 10QSB
period 2002-03-31
EARTHFIRST TECHNOLOGIES INC
filed 2002-05-14
CIK 1056748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended – March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                        to

Commission File Number 0-23897

EARTHFIRST TECHNOLOGIES, INCORPORATED
(Exact name of small business issuer as specified in its charter)

Florida	59-3462501
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

601 South Fremont Avenue, Tampa, Florida 33606
(Address of principal executive offices)

(813)258-1065
(Issuer’s telephone number)

(Former name, former address and former fiscal
if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 10, 2002: 183,321,024 shares $ .0001 par value common stock.

Transitional Small Business Disclosure Format (check one)    Yes ☐    No ☒

FORM 10-QSB

EARTHFIRST TECHNOLOGIES, INCORPORATED

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2002 (Unaudited)	December 31, 2001
ASSETS
Property and equipment, net	$162,822	$154,490
Other assets	820	820

	$163,642	$155,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$391,285	$541,825
Accrued expenses and other current liabilities	1,046,260	1,014,963
Lease obligations	400,000	406,101

Total current liabilities	1,837,545	1,962,889
Note payable, related party	1,091,128	2,652,448
Convertible debentures	—	161,000

Total liabilities	2,928,673	4,776,337

Commitments and contingencies	—	—
Stockholders’ deficit:
Common stock, par value $.0001, 250,000,000 shares authorized, 183,321,024 (2002) and 139,152,987 (2001) shares issued and outstanding	18,332	13,916
Additional paid-in capital	42,665,164	40,068,322
Accumulated deficit	(44,180,467)	(43,435,205)

	(1,496,971)	(3,352,967)
Less treasury stock (1,950,000 shares at cost)	(1,268,060)	(1,268,060)

Total stockholders’ equity	(2,765,031)	(4,621,027)

	$163,642	$155,310

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)

	Three Months Ended March 31,
	2002	2001
Revenue	—	$—
Cost of sales	—	—

Gross profit	—	—
Selling, general and administrative expenses	389,330	180,413
Research and development expenses	322,896	908,063

Loss from continuing operations before income taxes and other items	(712,226)	(1,088,476)
Interest expense	(33,036)	(106,000)

Loss from continuing operations	(745,262)	(1,194,476)
Discontinued operations (no applicable income taxes):
Loss from discontinued operations	—	(696,310)

Net loss	(745,262)	(1,890,786)
Preferred stock dividends	—	(5,355)

Net loss attributable to common stockholders	$(745,262)	$(1,896,141)

Loss per common share attributable to common stockholders:
Continuing operations	$(.004)	$(.01)
Discontinued operations	—	(.01)

Net loss	$(.004)	$(.02)

Weighted average shares outstanding	170,999,262	98,401,930

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)

	2002	2001
Cash flows from operating activities:
Net loss	$(745,262)	$(1,890,786)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization of goodwill	2,000	156,868
Interest expense funded from debt conversion to equity	—	25,800
Increase (decrease) in cash due to changes in:
Current assets	(11,674)	86,545
Current liabilities	(60,912)	167,136

Net cash flows from operating activities	(815,848)	(1,454,437)

Cash flows from investing activities:
Acquisition of property and equipment	(10,332)	(10,453)

Net cash flows from investing activities	(10,332)	(10,453)

Cash flows from financing activities:
Principal repayments on long-term debt	—	(79,188)
Proceeds from note payable, related party	826,180	52,552

Net cash flows from financing activities	826,180	(26,636)

Decrease in cash	—	(1,491,526)
Cash, beginning of period	—	1,518,721

Cash, end of period	$—	27,195

Supplemental schedule of cash flow information
Cash paid during the period for interest	$—	$—

(Continued)

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)

Supplemental schedule of non-cash financing and investing activities

During 2002, the Company:

•	Converted $161,000 of convertible debentures along with accrued interest and penalties of $52,758 to 3,356,071 shares of common stock

•	Converted $2,387,500 of related party debt to 40,811,966 shares of common stock

During 2001, the Company:

•	Converted 155 shares of preferred stock outstanding at beginning of year to 2,066,667 shares of common stock.

•	Converted $120,000 of convertible debentures along with accrued interest of $25,800 to 1,012,500 shares of common stock.

•	Converted $1,660,291 of related party debt to 14,861,705 shares of common stock.

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

1.    Nature of business, basis of presentation and summary of significant accounting policies:

Nature of business:

The interim financial statements of EarthFirst Technologies, Incorporated and its subsidiaries (“EarthFirst” or the “Company”) that are included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim period, and all such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-KSB for the year then ended. The report of the Company’s independent auditors for the year ended December 31, 2001 contains an explanatory paragraph as to the substantial doubt of the Company’s ability to continue as a going concern. No adjustments have been made to the accompanying financial statements to give effect to this uncertainty. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations for a full fiscal year.

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding plus potential dilutive securities (common stock options and warrants). For the three months ended March 31, 2002 and 2001, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

EarthFirst is focused on the research, development, and commercialization of technologies for the production of alternative sources of fuel and the destruction and / or remediation of liquid and solid waste.

The primary technological processes under development are the BigSpark™ converter (liquid waste) and the Vacuum Distillation Process (solid waste).

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

1.    Nature of business, basis of presentation and summary of significant accounting policies (continued):

Nature of business (continued):

The Company’s liquid waste technology is embodied in its plasma arc converters, known as BigSpark™ converters, which are designed to process liquid waste products, such as waste oils, greases, and antifreezes, and produce clean-burning gas, known as NextGas™ synthetic fuel. The BigSpark™ converters create a High-temperature plasma that breaks down or destroys harmful compounds contained in the liquid and produces a clean-burning gas.

The Company’s solid waste technology includes its Vacuum Distillation Process which is designed to transform waste motor vehicle tires into recyclable solid materials and a combustible gas stream. Gases produced in this process can be used as alternative sources of energy.

2.    Management’s plans regarding liquidity and capital resources:

The Company has experienced recurring net losses since its inception and, as such, experienced negative operating cash flows through March 31, 2002. Historically, negative operating cash flows have been funded with proceeds from sales of common and preferred stock, notes and convertible debentures payable. In addition, in December of 2000, a party related to a principal stockholder provided an aggregate $2,500,000 in a revolving line of credit to the Company. The revolving line of credit is secured by all of the assets of the Company.

During 2002, the Company has continued to rely entirely on additional loans made by the related party pursuant to the revolving line of credit in order to finance its operations. The promissory note related to the revolving line of credit merely provides for a loan of up to $2,500,000. There is no obligation on the part of the related party to make any loan pursuant to this agreement even if the loan balance is less than $2,500,000. The related party is also not under any obligation to make any additional loans pursuant to a revolving line of credit or otherwise.

Historically, the related party lender has periodically agreed to convert a portion of the loan balance into shares of the Company’s common stock. There is no obligation on the part of the lender to convert any additional portion of the outstanding balance owed to it into common stock of the Company.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

2.    Management’s Plans Regarding Liquidity and Capital Resources (continued):

Notwithstanding the proceeds of these financing sources, the Company had negative working capital of approximately $1,850,000 at March 31, 2002. It is reasonable to conclude that the Company will continue operations only if additional financing can be raised such as through the sale of its stock or through additional borrowings. There can be no assurance that the Company will be successful in obtaining the necessary debt or equity financing needed to achieve its objectives.

The divestiture or curtailment of certain subsidiaries during the fourth quarter of 2001 has significantly reduced the Company’s rate of expenditures during the quarter ending March 31, 2002. However, litigation involving several matters, including allegations made by a former independent contractor, as well as the minority interest shareholder of a now inactive subsidiary, has resulted in an increased level of expenditures for legal services. It is anticipated that additional expenditures will be incurred to protect the Company’s interests in these matters.

3.    Stockholders’ equity:

Conversion of portion of revolving line of credit owed to related party into common stock:

On January 15, 2002, $2,387,500 of the revolving line of credit owed to a related party was converted into 40,811,966 shares of the Company’s common stock.

Conversion of convertible debt:

In January 2002, the holder of the Company’s 8% convertible debentures elected to convert the remaining $161,000 face value of their debentures, plus accrued interest and penalties (associated with the lack of share registration), into 3,356,071 shares of the Company’s common stock.

4.    Legal Proceedings

The Company has performed extensive research and development on various technologies focused on deriving solutions for liquid and solid waste problems and in creating alternative fuels. These efforts have been conducted by the Company through the efforts of its employees and consultants.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

4.    Legal Proceedings (continued):

The Company began its research and development efforts involving underwater carbon arc technologies shortly after its inception in 1997. During its existence, the Company has engaged numerous individuals to work for the Company in these efforts. In January 1998, the Company and Ruggero Maria Santilli (“Santilli”) entered into an agreement whereby Santilli agreed to perform consulting services for the Company with respect to the Company’s existing technology and rights.

During all relevant periods subsequent to the implementation of the January 1998 consulting agreement between the Company and Santilli, up through his resignation effective September 30, 2001, Santilli and / or The Institute for Basic Research, Inc. (“IBR”) performed research and other related services for the Company related to the development of the Company’s technologies. During this period, the Company entered into several agreements involving Hadronic Press, Inc. (“Hadronic”), IBR, and / or Santilli, including a series of consulting agreements.

Effective July 5, 2000, a World-Wide Exclusive Assignment, License and Royalty Agreement (the “World-Wide Agreement”) was entered into by and between Hadronic Press, Inc. (“Hadronic”) and EarthFirst. The World-Wide Agreement contemplated the transfer of an 80% interest in the stock of USMagneGas, Inc. (“USMagneGas”) to EarthFirst by Hadronic. Hadronic owned the remaining 20% interest in USMagneGas.

As part of the World-Wide Agreement, EarthFirst assigned certain patent applications and internet domains to Hadronic. EarthFirst also issued 1,500,000 shares of its common stock to Hadronic and agreed to make certain fundings to USMagneGas.

USMagneGas was incorporated in the State of Florida on or about June 15, 2000. It appears that USMagneGas had no significant assets, if any, immediately prior to the execution of the World-Wide Agreement.

A Technology Exclusive License and Royalty Agreement (the “License Agreement”) was entered into effective July 5, 2000 between Hadronic and USMagneGas for the licensing of certain intellectual property rights Hadronic claimed that it owned. Pursuant to the License Agreement, USMagneGas was to pay Hadronic a royalty equal to 3% of the gross proceeds received by USMagneGas related to the technology as more fully described in the World-Wide Agreement. The License Agreement also required USMagneGas to pay Hadronic advance royalty payments equal to $10,000 per month during the first twelve months of the License Agreement and $20,000 per month during the next twelve months irrespective of the level of sales achieved by USMagneGas. The Advance Royalties were to be

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

4.    Legal Proceedings (continued):

creditable against whatever royalties became due pursuant to the License Agreement.

The Florida Department of State, Division of Corporations, reflects that Carla Santilli, the spouse of Santilli, is the sole officer or director of Hadronic Press.

The Florida Department of State, Division of Corporations, reflects that Santilli is the President and a Director of IBR. Carla Santilli is reflected as the Treasurer and a Director of IBR. Luisa Santilli is reflected as the Secretary and a Director of IBR. No other persons are reflected as officers or directors of IBR.

Management believes that the Company owns all of the intellectual property rights necessary to commercialize and further develop its liquid and solid waste technologies without resort to a license from any third parties. The Company decided to continue the development of its technology and intellectual property rights involving its liquid waste technologies by forming EarthFirst NextGas, Inc. (“EarthFirst NextGas”) in November of 2001. The Company’s legal counsel believes that the Company currently possesses all of the intellectual property rights necessary to commercialize its NextGas™ synthetic fuel and BigSpark™ converter technologies and to further develop these technologies in additional applications.

Effective September 30, 2001, Santilli resigned as the Director, Research and Development, for USMagneGas. During this same timeframe, USMagneGas and Hadronic terminated their business relationship. The operations of USMagneGas were curtailed in the fourth quarter of 2001.

Subsequent to his resignation with USMagneGas, Santilli has made various claims that the Company does not possess the intellectual property rights to the liquid waste technologies it developed. On numerous occasions, Santilli has contacted both the Company’s vendors and potential customers and partners threatening these parties if they continued their relationship with the Company. Many of these parties were sent correspondence by Santilli captioned “Notice To Cease and Desist Your Civil and Criminal Violations In Your Activities With MagneGas—NextGas Technology,” in which Santilli, among other things, alleges violations of civil or criminal laws by the Company and other parties.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

4.    Legal Proceedings (continued):

The Company’s legal counsel has reviewed in detail all aspects of the claims and allegations made by Santilli with respect to the underwater carbon arc technology embodied in the Company’s products including NextGas™ synthetic fuel and the BigSpark™ converters. Legal counsel also reviewed the Company’s consulting agreements with Santilli and IBR.

Based upon its review of these agreements and the relevant law, it is the opinion of outside legal counsel that the Company is not infringing on the US patent owned or controlled by Santilli, IBR, or Hadronic and that these entities have no legitimate claims as to misappropriation of trade secrets or other causes of action as to the Company’s commercial technology. Legal counsel also believes that Santilli’s actions, and/or those of entities related to him, support claims against Santilli, IBR, and/or Hadronic for tortious interference with the legitimate business activities of the Company.

The above actions, as well as other activities carried on by Santilli, resulted in the Company’s seeking and obtaining a Temporary Injunction from the Civil Court of the Thirteenth Judicial Circuit of the State of Florida, in and for Hillsborough County (“the Court”), against Santilli, IBR and Hadronic. The Temporary Injunction, which was ordered by the Court on February 15, 2002, prohibits these parties from making and / or publishing any further or additional Defamatory Statements, similar or related statements, regarding EarthFirst and/or EarthFirst NextGas or any of their officers, directors, shareholders, employees, affiliates or agents, or otherwise contacting or communicating with any of EarthFirst’s and/or EarthFirst NextGas’ current or prospective customers, clients, employees, affiliates or any agents thereof or parties related thereto, either in writing, verbally, electronically, or otherwise, with respect to any matters addressed in or related to the issues or claims asserted by the Notice To Cease and Desist referred to above.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

4.    Legal Proceedings (continued):

On or about April 12, 2002, Santilli filed suit (the “Santilli Suit”) in the Circuit Court of the Sixth Judicial Circuit of the State of Florida, in and for Pinellas County (the “Pinellas Court”), against EarthFirst, EarthFirst NextGas, USMagneGas, Florida Engineered Construction Products, Corporation, each member of the EarthFirst Board of Directors, and certain unrelated parties with whom EarthFirst NextGas has business relationships. The Santilli Suit alleges: (1) civil theft of technology, (2) conversion, (3) breach of fiduciary duty, (4) fraud, (5) conspiracy to defraud, (6) intentional interference with advantageous business relations, (7) conspiracy to interfere with advantageous business relations, and (8) breach of the Consulting Agreement that was entered into effective July 7, 2000 by and between Santilli, IBR, and USMagneGas. The Santilli Suit seeks damages and a temporary and permanent injunction.

On or about April 22, 2002, Hadronic filed suit (the “Hadronic Suit”) with the Pinellas Court against the parties named in the Santilli Suit but excluding the unrelated parties with whom EarthFirst NextGas has business relationships. The Hadronic Suit alleges: (1) breach of licensing and royalty contract, (2) the misappropriation of trade secrets, (3) civil theft of technology, and (4) conspiracy to misappropriate trade secrets, and also seeks a temporary and permanent injunction as well as damages.

The Company believes that both the Santilli Suit and the Hadronic Suit are unfounded and without merit. While the results of a legal proceeding can never be predicted with certainty, the Company and its legal counsel believe that the Company will ultimately prevail against both Santilli and Hadronic with respect to the Company’s commercial technology, which was developed by the Company using Company funding, premises, personnel, and resources.

Notwithstanding its belief that it will ultimately prevail against Santilli, IBR, and Hadronic, it is likely that the Company will incur significant legal costs in defending against these actions and in prosecuting claims against Santilli, IBR, and Hadronic to help ensure a final and favorable resolution of the Company’s rights to the commercial technology the Company developed. In addition, the Company’s Management will be required to devote significant time and resources to these matters which could otherwise more productively be deployed in the commercialization of the Company’s technologies.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

4.    Legal Proceedings (continued):

The Company is concerned that Santilli will continue to interfere with the Company’s operations. As a result of these concerns, the Company will refrain from disclosing the names, or other information likely to identify any party involved in a potential transaction, or actual customers, business vendors or partners, and similar parties, until such time as it is satisfied that these parties will not be harassed. Other action that may be taken by the Company includes the possible suspension of efforts to develop its initial Beta sites at off-site locations in Pinellas County or out of state. The Company believes that this decision will not prevent the Company from achieving a large number of the developmental and commercial advancements expected from the Beta program through other means. The Company regrets having to take these actions but believes it to ultimately be in the best long term interest of its shareholders even though such actions may have negative short term effects on the Company’s operations and financial performance.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis provides information that is relevant to an assessment and understanding of the Company’s results of operations and financial condition. The discussion should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, as well as the unaudited March 31, 2002 condensed statements and notes thereto.

During the quarter ended March 31, 2002, the Company continued its efforts to begin commercial production of NextGas™ synthetic fuel through the construction of its first two BigSpark™ converters. The Company had hoped to have its first BigSpark™ converter operational during the first quarter of calendar 2002, however, delays in implementation have been encountered.

Actions taken by a former independent contractor and the minority interest shareholder of the inactive subsidiary have also resulted in delays in the generation of revenues from the production of NextGas™ synthetic fuel. The Company is taking legal action to resolve the interference by these parties and allow the Company and its potential customers to focus their attention on the qualities of the BigSpark™ converters and NextGas™ synthetic fuel as well as the application of this technology to alternative uses.

The Company is fully confident that it will ultimately prevail in its disputes with these parties. However, the Company will likely incur significant time, effort, and expense in resolving these matters through the legal system.

The Company has also experienced delays in the commercial implementation of Company’s BigSpark™ converters and the production of NextGas™ synthetic fuel. These delays have, in part, been the result of having to provide local regulatory officials with additional information to obtain the necessary site permits to operate a BigSpark™ converter. The Company received the remaining site and operating permit necessary to begin on-site activities on May 1, 2002.

In addition, the Company also experienced delays as a result of having to make modifications to the BigSpark™ converters to improve down-stream gas purity and to correct the metallurgy of certain components to better enable the efficient and effective production of NextGas™ synthetic fuel. The Company believes that it has overcome these issues and that sales of NextGas™ synthetic fuel can be generated in the future.

It is noted that with the introduction of any new technology there will be delays in obtaining general acceptance. It is anticipated that lessons learned in the early commercial implementation of the technology will better enable the rapid deployment of the BigSpark™ converters in the future. However, it is expected that the technology will continually be refined and further developed in the future and that delays of a regulatory or technical nature experienced during the first quarter are not always avoidable in the evolution of the Company’s technologies.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001.

Revenues, cost of sales, and gross profits for the three-month periods ending March 31, 2002 and 2001 are comparable since no sales have occurred in connection with continuing operations.

Selling, general and administrative expenses for the three-month period ending March 31, 2002 increased by $208,917, or an increase of approximately 116%, compared to the three-month period ending March 31, 2001. A significant portion of this increase is attributable to an increased level of legal fees as a result of ongoing litigation. In addition, the increase is partially attributable to the additional expenditures incurred in the Company’s sales and marketing efforts. Selling, general and administrative expenses for the period ending March 31, 2002 are related primarily to the administrative expenditures incurred by the Company as a public entity, legal fees related to ongoing litigation, and expenditures for marketing, promotion, and related efforts incurred in connection with EarthFirst NextGas.

Research and development expenses decreased from $908,063 in the three months ended March 31, 2001 to $322,896 in the three months ended March 31, 2002 or a 64% decrease for the period. This decrease was attributable primarily to the curtailment of the Company’s efforts to develop its solid waste technologies during the current year as well as the elimination of certain royalty payments that were made in the prior year.

Interest expense decreased for the three-month period ended March 31, 2002 by $72,964, a decrease of approximately 69%, over that of the comparable prior year period due principally to the elimination of the borrowings pursuant to a revolving line of credit from a related party to an entity that is no longer a subsidiary of EarthFirst as well as the repayment of convertible debentures.

Losses from continuing operations for the three-month period ending March 31, 2002 decreased by $449,214 over the three-month period ending March 31, 2001, a decrease of approximately 38%. This decrease reflects the effects of the activities described above and is primarily related to the decrease in the level of expenditures for research and development efforts.

LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced recurring net losses since its inception and, as such, has experienced negative operating cash flows through March 31, 2002. The Company has historically funded these negative operating cash flows with proceeds from sales of common and preferred stock, notes and convertible debentures.

Since May 15, 2000, John Stanton (Chairman of the Board and principal stockholder) and entities associated with Mr. Stanton have advanced the Company significant amounts. During December 2000, the Company entered into a revolving line of credit with an entity related to Mr. Stanton, which is secured by all of the assets of the Company. During January 2002, $2,387,500 of the revolving line of credit was converted into 40,811,966 shares of the Company’s common stock. The Company and its subsidiaries have continued to borrow under the revolving line of credit during the period ending March 31, 2002 and thereafter and this line of credit has been the Company’s only significant source of funds.

The Company intends to finance its operations through the sale of common stock as well as continued borrowings under the revolving line of credit with the related party. At this time, the Company’s sole significant source of funding is through the promissory note with the related party described above. The Company hopes to borrow additional funds from this related party to meet its needs in the immediate future, however, there is no requirement that the related party continue to make additional loans. The related party is also not obligated to agree to convert part or all of the loan balance into shares of the Company’s common stock as it has done in the past.

The Company considered attempting to raise additional capital through the issuance of stock under an Equity Line agreement with an unrelated party. Based upon current market and other conditions, the Company has decided not to enter into such an Equity Line at this time. The Company may reconsider this decision in the future.

NOTE ON FORWARD-LOOKING STATEMENTS

Investors are cautioned that certain statements contained in this document and the Company’s Form 10-KSB, as well as some statements in periodic press releases and some oral statements of EarthFirst officials during presentations about EarthFirst are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The words “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates,” and similar expressions are intended to identify forward-looking statements. In addition, any statements concerning future financial performance, ongoing business strategies or prospects, and possible future EarthFirst actions, which may be provided by management, are also forward-looking statements as defined by the Act. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to materially differ from any future results, performance, or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. Such factors include, among others, those listed under Item 1 of the Form 10-KSB and other factors detailed from time to time in the Company’s other filings with the Securities and Exchange Commission. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report. EarthFirst has no specific intention to update these statements.

PART II.    OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

(c) The securities below were issued by the Company during the period covered by the report and were not registered under the Securities Act of 1933, as amended. Each of the transactions is claimed to be exempt from registration pursuant to Section 4 (2) of the Securities Act as transactions not involving a public offering. All of such securities are deemed to be restricted securities for the purposes of the Securities Act. All certificates representing such issued and outstanding restricted securities have been properly legend, and the Company has issued “stop transfer” instructions to its transfer agent with respect to such securities. Except as noted, no commissions were paid in connection with any of these issuances.

In January 2002, the Company issued 40,811,966 shares of the Company’s common stock to John Stanton, the Ralph W. Hughes Revocable Family Trust, and certain other related parties, in connection with the satisfaction of $2,387,500 of the revolving credit line owed by the Company at a conversion rate of $.0585 per share.

Between January 2, 2002 and January 30, 2002, the holder of a convertible note payable converted an aggregate of $161,000 of principal and $52,758 of interest and penalties into 3,356,071 shares of the Company’s common stock at a conversion rate of approximately $.064 per share.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

   None

(b)    Reports on Form 8-K

   The Company filed no reports on Form 8-K during the quarter ended March 31, 2002.

(c)    Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EarthFirst Technologies, Incorporated

(Registrant)

Date: May 14, 2002

By:	/S/ JAMES V. MAHONEY
James V. Mahoney, Chief Executive Officer and President