Form 10QSB
period 2002-06-30
EARTHFIRST TECHNOLOGIES INC
filed 2002-08-12
CIK 1056748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended – June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from            to

Commission File Number 0-23897

EARTHFIRST TECHNOLOGIES, INCORPORATED

(Exact name of small business issuer as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-3462501 (IRS Employer Identification No.)

601 South Fremont Avenue, Tampa, Florida 33606
(Address of principal executive offices)

(813)258-1065
(Issuer’s telephone number)

____________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 9, 2002: 186,821,024 shares $ .0001 par value common stock.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

FORM 10-QSB

EARTHFIRST TECHNOLOGIES, INCORPORATED

SIGNATURES	17

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001

	(Unaudited)
ASSETS
Property and equipment, net	$223,604	$154,490
Other assets	820	820

	$224,424	$155,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$453,211	$541,825
Accrued expenses and other current liabilities	1,110,736	1,014,963
Lease obligations	400,000	406,101

Total current liabilities	1,963,947	1,962,889
Note payable, related party	1,750,338	2,652,448
Convertible debentures	—	161,000

Total liabilities	3,714,285	4,776,337

Commitments and contingencies	—	—
Stockholders’ deficit:
Common stock, par value $.0001, 250,000,000 shares authorized, 186,821,024 (2002) and 139,152,987 (2001) shares issued and outstanding	18,682	13,916
Additional paid-in capital	42,979,814	40,068,322
Accumulated deficit	(45,220,297)	(43,435,205)

	(2,221,801)	(3,352,967)
Less treasury stock (1,950,000 shares at cost)	(1,268,060)	(1,268,060)

Total stockholders’ equity	(3,489,861)	(4,621,027)

	$224,424	$155,310

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Revenue	$—	$—	$—	$—
Cost of sales	—	—	—	—

Gross profit	—	—	—	—
Selling, general and administrative expenses	363,852	363,930	753,182	691,308
Research and development expenses	221,769	1,390,476	544,665	2,298,539

Loss from continuing operations before income taxes and other items	(585,621)	(1,754,406)	(1,297,847)	(2,989,847)

Other income (expense):
Interest expense	(34,210)	(18,602)	(67,246)	(124,602)

Loss from continuing operations	(619,831)	(1,773,008)	(1,365,093)	(3,114,449)
Discontinued operations (no applicable income taxes):
Loss from discontinued operations	(420,000)	(1,410,291)	(420,000)	(1,959,636)
Loss on disposal of business segment	—	(2,579,483)	—	(2,579,483)

Net loss	(1,039,831)	(5,762,782)	(1,785,093)	(7,653,568)
Preferred stock dividends	—	(5,355)	—	(5,355)

Net loss attributable to common stockholders	$(1,039,831)	$(5,768,137)	$(1,785,093)	$(7,658,923)

Loss per common share attributable to common stockholders:
Continuing operations	$(.01)	$(.02)	$(.01)	$(.03)
Discontinued operations	$—	$(.03)	$—	(.04)

Net loss	$(.01)	$(.05)	$(.01)	$(.07)

Weighted average shares outstanding	184,993,246	108,923,897	180,263,584	107,172,650

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)

	2002	2001

Cash flows from operating activities:
Net loss	$(1,785,093)	$(7,653,568)
Adjustments to reconcile net loss to net cash flows from operating activities:
Expenses funded through the issuance of common stock	215,000	—
Depreciation and amortization of goodwill	2,000	2,736,351
Increase (decrease) in cash due to changes in:
Current assets	—	1,088,118
Current liabilities	153,817	(1,159,192)

Net cash flows from operating activities	(1,414,276)	(4,988,291)

Cash flows from investing activities:
Acquisition of property and equipment	(71,114)	(276)

Net cash flows from investing activities	(71,114)	(276)

Cash flows from financing activities:
Principal repayments on long-term debt	—	(170,846)
Proceeds from note payable, related party	1,485,390	3,676,068

Net cash flows from financing activities	1,485,390	3,505,222

Decrease in cash	—	(1,483,345)
Cash, beginning of period	—	1,518,721

Cash, end of period	$—	$35,376

Supplemental schedule of cash flow information

Cash paid during the period for interest	$—	$—

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)

Supplemental schedule of non-cash financing and investing activities

During 2002, the Company:

Converted $161,000 of convertible debentures along with accrued interest and penalties of $52,758 to 3,356,071 shares of common stock

Converted $2,387,500 of related party debt to 40,811,966 shares of common stock

Settled disputed claims against the Company for 3,500,000 shares of common stock valued at $315,000.

During 2001, the Company:

Converted 461 shares of preferred stock outstanding at beginning of year to 4,101,000 shares of common stock.

Converted dividends payable on preferred stock of $87,115 into 500,000 shares of common stock.

Converted $320,000 of convertible debentures along with accrued interest of $72,024 to 2,493,629 shares of common stock.

Converted $4,660,291 of related party debt to 38,441,448 shares of common stock.

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

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

  Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding plus potential dilutive securities (common stock options and warrants). For the three and six months ended June 30, 2002 and 2001, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

  EarthFirst is focused on the research, development, and commercialization of technologies for the production of alternative sources of fuel and the destruction, purification, and / or remediation of liquid and solid waste.

The primary technological processes under development are the BigSpark™ converter (liquid waste) and the Vacuum Distillation Process (solid waste). During the process of developing these technologies, the Company may become aware of and investigate opportunities to participate in other environmentally beneficial projects developed by others.

  EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

1.	Nature of business, basis of presentation and summary of significant accounting policies(continued):

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

  The Company has experienced recurring net losses since its inception and, as such, experienced negative operating cash flows through June 30, 2002. Historically, negative operating cash flows have been funded with proceeds from sales of common and preferred stock, notes and convertible debentures payable. In addition, in December of 2000, an entity related to a principal stockholder provided an aggregate $2,500,000 in a revolving line of credit to the Company. The revolving line of credit is secured by all of the assets of the Company.

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

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

2.	Management’s plans regarding liquidity and capital resources(continued):

Notwithstanding the proceeds of these financing sources, the Company had negative working capital of approximately $1,960,000 at June 30, 2002. It is reasonable to conclude that the Company will continue operations only if additional financing can be raised such as through the sale of its stock or through additional borrowings. There can be no assurance that the Company will be successful in obtaining the necessary debt or equity financing needed to achieve its objectives.

The divestiture or curtailment of certain subsidiaries during the fourth quarter of 2001 has significantly reduced the Company’s rate of expenditures during the three and six month periods ending June 30, 2002. However, litigation involving several matters, including allegations made by a former independent contractor, as well as the minority interest shareholder of a now inactive subsidiary, has resulted in an increased level of expenditures for legal services. It is anticipated that additional expenditures will be incurred to protect the Company’s interests in these matters.

3.	Stockholders’ equity:

Issuance of common stock in settlement of certain claims:

During the second quarter of 2002, the Company and several parties reached an agreement involving the satisfaction of claims made by the opposing parties. Pursuant to this agreement, the Company issued 3,500,000 shares of its common stock to these parties in full satisfaction of all their claims against the Company. The subject matter of the dispute, which was previously disclosed in the third paragraph of the Litigation section under Legal Proceedings of footnote 15 accompanying the latest annual financial statements, involved transactions and events occurring prior to calendar 2001 and was unrelated to the issues contemplated below under Legal Proceedings.

The Company’s financial statements previously included a provision in the amount of $100,000 for claims related to this dispute. The Company has valued the stock issued in satisfaction of the claims as having a value of $315,000 based upon the market price of the shares at the time the settlement was reached. Accordingly, the financial statements for the quarter ending June 30, 2002 include a charge to loss from discontinued operations of $215,000 as a result of the liability being satisfied for an amount in excess of what had previously been provided for.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

4.	Contingencies:

Legal proceedings:

As disclosed in its filing for the quarter ending March 31, 2002, the Company is currently involved in disputes with Ruggero Maria Santilli ("Santilli"), Hadronic Press, Inc. ("Hadronic"), and the Institute for Basic Research, Inc.("IBR") involving the Company’s NextGas™ synthetic fuel and Big Spark™ converter technologies. The dispute is ongoing and efforts to resolve the dispute have thus far been unsuccessfblockquote.

Management continues to believe that the Company owns all of the intellectual property rights necessary to commercialize and further develop its liquid and solid waste technologies without resort to a license from any third parties. Similarly, the Company’s legal counsel continues to believe that the Company currently possesses all of the intellectual property rights necessary to commercialize its NextGas™ synthetic fuel and BigSpark™ converter technologies and to further develop these technologies in additional applications.

The Company believes that both the Santilli Suit and the Hadronic Suit are unfounded and without merit. While the resblockquotets of a legal proceeding can never be predicted with certainty, the Company and its legal counsel believe that the Company will blockquotetimately prevail against both Santilli and Hadronic with respect to the Company’s commercial technology, which was developed by the Company using Company funding, premises, personnel, and resources.

Notwithstanding its belief that it will blockquotetimately prevail against Santilli, IBR, and Hadronic, it is likely that the Company will incur significant legal costs in defending against these actions and in prosecuting claims against Santilli, IBR, and Hadronic to help ensure a final and favorable resolution of the Company’s rights to the commercial technology the Company developed. In addition, the Company’s Management will be required to devote significant time and resources to these matters that coblockquoted otherwise more productively be deployed in the development of the Company’s technologies.

In addition to the matters described above, the Company is currently involved in disputes with additional parties for various alleged obligations. These disputes relate primarily to transactions and events unrelated to the technologies the Company is currently developing.

  EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

4.	Contingencies(continued):

  Sales tax examination:

  The Company is also involved in a sales and use tax examination conducted by the Florida Department of Revenue. Although it has not yet provided any assessment, preliminary indications are that the Florida Department of Revenue (the “DOR”) may assert that there are unpaid tax liabilities primarily occurring with respect to activities occurring prior to May 15, 2000 and has accrued an estimate for such liabilities at June 30, 2002.

5.	Subsequent Event:

  Effective August 7, 2002, John Stanton, the Chairman of the Company’s Board of Directors, assumed the duties of President and Chief Executive Officer.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis provides information that is relevant to an assessment and understanding of the Company’s results of operations and financial condition. The discussion should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, as well as the unaudited June 30, 2002 condensed statements and notes thereto.

During the quarter ended June 30, 2002, the Company continued its efforts to begin production of NextGas™ synthetic fuel through the construction of its first two BigSpark™ converters. The Company had hoped to have its first BigSpark™ converter operational, however, delays in implementation have been encountered.

As disclosed in its Form 10-Q for the quarter ending March 31, 2002, actions taken by a former independent contractor and the minority interest shareholder of an inactive subsidiary have also resulted in delays in generation of revenues from the production of NextGas™ synthetic fuel. The Company is taking legal action to resolve the interference by these parties and allow the Company and its potential customers to focus their attention on the qualities of the BigSpark™ converters and NextGas™ synthetic fuel as well as the application of this technology to alternative uses.

The Company is fully confident that it will ultimately prevail in its disputes with these parties. However, the Company will likely incur significant time, effort, and expense in resolving these matters through the legal system. As of this date, there has been no resolution of the dispute between the parties.

Through the second quarter, the Company has continued to experience delays to initiate the full scale operation of the BigSpark™ converter as a result of unforeseen technical problems. The Company is addressing these problems and is in the process of developing long-term solutions. The Company anticipates that, as with any new technology, the BigSpark™ converters and NextGas™ fuel will continually be refined and further developed and that delays of a regulatory or technical nature are not always avoidable in the evolution of these technologies.

In addition, the Company has found in full scale industrial tests that 1) NextGas™ cutting fuel appears to perform in a superior manner to other cutting gas alternatives in making cuts through thick metals of one inch or more, and 2) that its superior performance decreases (but is still better) when applied to thinner metals of at least one-half inch in thickness. These relationships, combined with the unfamiliarity of the market with the beneficial characteristics of NextGas™, may limit the Company’s ability to penetrate the cutting gas market in a rapid manner.

The Company has maintained that successful penetration of this new fuel into the cutting gas market will require cooperation and firm agreements with one or more distributors to market this product. While preliminary discussions have been held with several distributors, no definitive agreements have been entered into. Furthermore, it is not anticipated that a relationship with a distributor could be entered into, even under the most optimistic circumstances, prior to sometime during calendar 2003.

As a result of the factors discussed above, it is not likely that the Company will be in position to begin deriving significant revenues from operations until sometime in calendar 2003, although such operations may not be profitable until much later, if at all.

The Company believes that its plasma arc technology could provide advantages in destroying harmful properties of other liquid waste chemicals. The Company is conducting research efforts to test the technology’s effectiveness in destroying different kinds of harmful wastes. While still in the preliminary stages, it is hoped that these efforts will enable the Company to identify economically viable alternative uses for the plasma arc technology that offer solutions to difficult environmental problems faced by industry.

While the plasma arc research being conducted to identify solutions to environmentally dangerous problems is currently in its infancy, the Company is hopeful that significant opportunities can be identified.

THREE AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2001.

Revenues, cost of sales, and gross profits for the six and three-month periods ending June 30, 2002 and 2001 are comparable since no sales have occurred in connection with continuing operations.

Selling, general and administrative expenses for the six-month period ending June 30, 2002 increased by $61,874, or an increase of approximately 9%, compared to the six-month period ending June 30, 2001. The increase was caused by a combination of factors some of which increased the level of SG&A expenditures while other factors decreased such expenditures.

The Company has decreased the level of selling, general and administrative expenses by both streamlining and eliminating many aspects of its operations previously conducted that the Company believed were not consistent with its strategy of developing its liquid waste technologies to provide a cutting gas fuel and identify applications of the technology for environmental remediation.

There have also been several factors that have resulted in an increase in SG&A expenditures. First, the Company has moved from solely conducting research and development of its BigSpark™ converters and NextGas™ fuel to beginning to implement the commercial development of these products. As such, efforts that previously were focused on the research and development of the technology are now focused on its commercialization.

In addition, during 2002, the Company has incurred approximately $190,000 of legal fees as a result of ongoing litigation. Furthermore, during the six-month period ending June 30, 2002, the Company added an individual for the position of Chief Executive Officer and an individual to lead the Company’s Sales and Marketing efforts. This has resulted in an increased level of compensation for the six-month period that was not present during the same period during the prior year plus additional expenditures related to the sales department. These factors tended to result in a higher level of selling, general and administrative expenses being incurred during the six-month period ending June 30, 2002, offsetting the aforementioned decreases.

Selling, general and administrative expenses for the three-month period ending June 30, 2002 decreased by $78, or a decrease of a fraction of one percent, compared to the three-month period ending June 30, 2001.

Selling, general and administrative expenses for the three and six month periods ending June 30, 2002 are related primarily to the administrative expenditures incurred by the Company as a public entity, compensation of personnel not directly involved in manufacturing or research and development, legal fees related to ongoing litigation, and expenditures for marketing, promotion, and related efforts incurred in connection with EarthFirst NextGas™. During 2002 duties of personnel previously assigned to research and development efforts were re-directed to sales and marketing efforts.

Research and development expenses decreased from $2,298,539 in the six months ended June 30, 2001 to $544,665 in the six months ended June 30, 2002 or a decrease of approximately 76% for the period. This decrease was attributable primarily to the curtailment of the Company’s efforts to develop its solid waste technologies during the current year as well as the elimination of certain royalty payments and payments to consultants that were made in the prior year. In addition, the Company began its efforts to commercialize its liquid waste technologies during the six months ending June 30, 2002 resulting in a refocusing of efforts to a later stage of the technology. The Company has also taken a much more focused approach in its research to identify economically viable applications for its liquid waste technology during the current year. In addition, during the current year the Company has capitalized approximately $60,000 of expenditures for equipment.

Research and development expenses decreased from $1,390,476 for the three-month period ending June 30, 2001 to $221,769 for the three-month period ending June 30, 2002, or a decrease of approximately 84%. This decrease occurred for the same reasons stated above for the six-month period ending June 30, 2002. The decrease also reflects the fact that the Company had incurred the most significant portion of the expenditures related to its two BigSpark™ reactors prior to the start of this quarter and was making adjustments to the reactors in preparation of the start of production.

Interest expense decreased for the six-month period ended June 30, 2002 by $57,356, a decrease of approximately 46%, over that of the comparable prior year period. For the three-month period ending June 30, 2002 interest expense increase by $15,608, an increase of approximately 84% over the same period in the prior year.

Interest expense during both years was attributable principally to the borrowings pursuant to a revolving line of credit from a related party. The reduction in expense is attributable to lower balances in 2002 after a January 2002 conversion to equity. Convertible debentures to an unrelated party were converted into the Company’s common stock during 2001 and 2002. The final $161,000 of debentures was converted in January of 2002.

Losses from continuing operations for the six-month period ending June 30, 2002 decreased by $1,749,356 over the six-month period ending June 30, 2001, a decrease of approximately 56%. This decrease reflects the effects of the activities described above and is primarily related to the decrease in the level of expenditures for research and development efforts. Similarly, for the three-month period ending June 30, 2002, losses from continuing operations decreased by $1,153,177, a decrease of approximately 65%.

The loss from discontinued operations for the period ending June 30, 2002 was caused by an additional loss provision associated with operations that were discontinued in calendar 2000 as well as the mediated settlement described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced recurring net losses since its inception and, as such, has experienced negative operating cash flows through June 30, 2002. The Company has historically funded these negative operating cash flows with proceeds from sales of common and preferred stock, notes and convertible debentures.

Since May 15, 2000, John Stanton (Chairman of the Board and principal stockholder) and entities associated with Mr. Stanton have advanced the Company significant amounts. During December 2000, the Company entered into a revolving line of credit with an entity related to Mr. Stanton, which is secured by all of the assets of the Company. During January 2002, $2,387,500 of the revolving line of credit was converted into 40,811,966 shares of the Company’s common stock. The Company and its subsidiaries have continued to borrow under the revolving line of credit during the period ending June 30, 2002 and thereafter and this line of credit has been the Company’s only significant source of funds.

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

NOTE ON FORWARD-LOOKING STATEMENTS

Investors are cautioned that certain statements contained in this document, and the Company’s Form 10-KSB, as well as some statements in periodic press releases and some oral statements of EarthFirst officials during presentations about the Company are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The words “believes,” “anticipates,” “plans,” “expects,” “intends”, “estimates”, and similar expressions are intended to identify forward-looking statements. In addition, any statements concerning future financial performance, ongoing business strategies or prospects, and possible future Company actions, which may be provided by management, are also forward-looking statements as defined by the Act. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to materially differ from any future results, performance, or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. Such factors include, among others, those listed under Item 1 of the Form 10-KSB and other factors detailed from time to time in the Company’s other filings with the Securities and Exchange Commission. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report. The Company has no specific intention to update these statements.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

            As disclosed in the footnotes to the interim financial statements, the Company is involved in disputes with Ruggero Maria Santilli, Hadronic Press, Inc. and the Institute for Basic Research, Inc. involving the Company’s NextGas™ synthetic fuel and BigSpark™ converter technologies. On or about April 12, 2002, Mr. Santilli filed suit (the “Santill Suit”) against EarthFirst Technologies, Incorporated, two of its subsidiaries, its Board of Directors, Florida Engineered Construction Products, Corporation, and certain unrelated parties with whom the Company has business relationships, alleging numerous items. On or about April 22, 2002, Hadronic Press filed suit (the “Hadronic Suit”) against the parties named in the Santilli Suit, excluding the unrelated parties with whom the Company has business relationships, alleging numerous items.

            The Company believes that both the Santilli Suit and the Hadronic Suit are unfounded and without merit. While the results of a legal proceeding can never be predicted with certainty, the Company and its legal counsel believe that the Company will ultimately prevail against both Santilli and Hadronic Press with respect to the Company’s commercial technology, which has been developed by the Company using Company funding, premises, personnel, and resources.

            Management continues to believe that the Company owns all of the intellectual property rights necessary to commercialize and further develop its liquid and solid waste technologies without resort to a license from any third parties. Similarly, the Company’s legal counsel continues to believe that the Company currently possesses all of the intellectual property rights necessary to commercialize its NextGas™ synthetic fuel and BigSpark™ converter technologies and to further develop these technologies in additional applications.

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

            During the second quarter of 2002, the Company settled litigation with several parties through arbitration concerning transactions and events that occurred prior to May 15, 2000. The agreement entered into by the parties required the Company to issue the parties 3,500,000 shares of its common stock in settlement of all claims.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1 and 99.2 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

(b)	Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter ended June 30, 2002.

(c)	Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EARTHFIRST TECHNOLOGIES, INCORPORATED
(Registrant)

Date: August 12, 2002
	By:	/s/ John D. Stanton

John D. Stanton, Chief Executive Officer and President