Form 10QSB
period 2002-09-30
EARTHFIRST TECHNOLOGIES INC
filed 2002-11-13
CIK 1056748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended – September 30, 2002

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

(813)258-1065
(Issuer’s telephone number)

____________________________________________
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
Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 12, 2002: 186,821,024 shares $.0001 par value common stock.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

FORM 10-QSB

EARTHFIRST TECHNOLOGIES, INCORPORATED

Signatures and Exhibits	17

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001

	(Unaudited)

ASSETS
Property and equipment, net	$223,604	$154,490
Other assets	820	820

	$224,424	$155,310

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$458,816	$541,825
Accrued expenses and other current liabilities	1,067,792	1,014,963
Lease obligations	400,000	406,101

Total current liabilities	1,926,608	1,962,889

Note payable, related party	2,324,800	2,652,448
Convertible debentures	—	161,000

Total liabilities	4,251,408	4,776,337

Commitments and contingencies	—	—

Stockholders’ deficit:
Common stock, par value $.0001, 250,000,000 shares authorized, 186,821,024 (2002) and 139,152,987 (2001) shares issued and outstanding	18,682	13,916
Additional paid-in capital	42,996,889	40,068,322
Accumulated deficit	(45,774,495)	(43,435,205)

	(2,758,924)	(3,352,967)
Less treasury stock (1,950,000 shares at cost)	(1,268,060)	(1,268,060)

Total stockholders’ equity	(4,026,984)	(4,621,027)

	$224,424	$155,310

See notes to condensed consolidated financial statement.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenue	$—	$—	$—	$—

Cost of sales	—	—	—	—

Gross profit	—	—	—	—

Selling, general and administrative expenses	291,119	225,593	1,044,301	916,901
Research and development expenses	214,867	1,682,857	759,532	3,981,396

Loss from continuing operations before income taxes and other items	(505,986)	(1,908,450)	(1,803,833)	(4,898,297)

Other income (expense):
Interest expense	(48,212)	(256,519)	(115,458)	(381,121)

Loss from continuing operations	(554,198)	(2,164,969)	(1,919,291)	(5,279,418)

Discontinued operations (no applicable income taxes):
Loss from discontinued operations	(—)	—	(420,000)	(1,959,636)
Loss on disposal of business segment	—	(950,348)	—	(3,529,831)

Net loss	(554,198)	(3,115,317)	(2,339,291)	(10,768,885)

Preferred stock dividends	—	—	—	(5,355)

Net loss attributable to common stockholders	($554,198)	($3,115,317)	($2,339,291)	($10,774,240)

Loss per common share attributable to common stockholders:
Continuing operations	($.00)	($.02)	($.01)	($.04)
Discontinued operations	$—	—	$—	(.05)

Net loss	($.00)	($.02)	($.01)	($.09)

Weighted average shares outstanding	186,821,024	138,485,967	182,497,438	117,725,123

See notes to condensed consolidated financial statement.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)

	2002	2001

Cash flows from operating activities:
Net loss	($2,339,291)	($10,768,885)
Adjustments to reconcile net loss to net cash flows from operating activities:
Expenses funded through the issuance of common stock	215,000	—
Expenses funded through the issuance of stock options	17,075
Depreciation and amortization of goodwill	2,000	2,771,603
Gain on disposal of property and equipment	—	(5,175)
Increase (decrease) in cash due to changes in:
Current assets	—	794,557
Current liabilities	116,478	173,626

Net cash flows from operating activities	(1,988,738)	(7,034,274)

Cash flows from investing activities:
Acquisition of property and equipment	(71,114)	(8,500)

Net cash flows from investing activities	(71,114)	(8,500)

Cash flows from financing activities:
Proceeds from the sale of capital stock	—	650,000
Principal repayments on long-term debt	—	(141,548)
Proceeds from note payable, related party	2,059,852	5,108,977

Net cash flows from financing activities	2,059,852	5,617,429

Decrease in cash	—	(1,425,345)
Cash, beginning of period	—	1,518,721

Cash, end of period	$—	$93,376

Supplemental schedule of cash flow information

Cash paid during the period for interest	$—	$—

(Continued)

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)

Supplemental schedule of non-cash financing and investing activities

During 2002, the Company:

•	Converted $161,000 of convertible debentures along with accrued interest and penalties of $52,758 to 3,356,071 shares of common stock

•	Converted $2,387,500 of related party debt to 40,811,966 shares of common stock

•	Settled disputed claims against the Company for 3,500,000 shares of common stock valued at $315,000.

•	Issued options to acquire 250,000 shares of common stock to a consultant valued at $17,075.

During 2001, the Company:

•	Converted 461 shares of preferred stock outstanding at beginning of year to 4,101,000 shares of common stock.

•	Converted dividends payable on preferred stock of $87,115 into 500,000 shares of common stock.

•	Converted $539,000 of convertible debentures along with accrued interest of $129,891 to 3,868,307 shares of common stock.

•	Converted $4,660,291 of related party debt to 38,441,448 shares of common stock.

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

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

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. For the three and nine months ended September 30, 2002 and 2001, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

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

2.       Management’s plans regarding liquidity and capital resources:

The Company has experienced recurring net losses since its inception and, as such, experienced negative operating cash flows through September 30, 2002. Historically, negative operating cash flows have been funded with proceeds from sales of common and preferred stock, notes and convertible debentures payable. In addition, in December of 2000, an entity related to a principal stockholder provided an aggregate $2,500,000 in a revolving line of credit to the Company. The revolving line of credit is secured by all of the assets of the Company.

During 2002, the Company has continued to rely entirely on additional loans made by the related party pursuant to the revolving line of credit in order to finance its operations ($2,059,852 received through September 30, 2002). The promissory note related to the revolving line of credit merely provides for a loan of up to $2,500,000. There is no obligation on the part of the related party to make any loan pursuant to this agreement even if the loan balance is less than $2,500,000. The related party is also not under any obligation to make any additional loans pursuant to a revolving line of credit or otherwise.

Historically, the related party lender has periodically agreed to convert a portion of the loan balance into shares of the Company’s common stock. There is no obligation on the part of the lender to convert any additional portion of the outstanding balance owed to it into common stock of the Company.

Notwithstanding the proceeds of these financing sources, the Company had negative working capital of approximately $1,900,000 at September 30, 2002. It is reasonable to conclude that the Company will continue operations only if additional financing can be raised such as through the sale of its stock or through additional borrowings. There can be no assurance that the Company will be successful in obtaining the necessary debt or equity financing needed to achieve its objectives.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

2.       Management’s Plans Regarding Liquidity and Capital Resources (continued):

The divestiture or curtailment of certain subsidiaries during the fourth quarter of 2001 has significantly reduced the Company’s rate of expenditures during the three and nine month periods ending September 30, 2002. However, litigation involving several matters, including allegations made by a former independent contractor, as well as the minority interest shareholder of a now inactive subsidiary, has resulted in an increased level of expenditures for legal services. It is anticipated that additional expenditures will be incurred to protect the Company’s interests in these matters.

On or about August 27, 2002, the Company executed a non-binding letter of intent (“the LOI”) with APEX Adsorbents Corporation (“APEX”) with respect to the formation of a joint venture for the commercialization of the proprietary Thermal Rapid Activation (TRAC™) technology controlled by APEX. It is anticipated that the LOI will be replaced and superseded by one or more specific agreements between the parties to formalize the relationship between the parties. No specific agreement has been entered into as of this time.

The TRAC™ technology seeks to manufacture activated carbon more efficiently than traditional methods and to produce an activated carbon having superior qualities. The parties envision the testing and further development of the TRAC™ technology in a pilot plant that has not yet been constructed.

Provided a definitive agreement can be reached with APEX, it is anticipated that the Company will fund substantially all of the costs of the joint venture’s operations as the technology is tested through the development of a pilot plant. The Company will need to raise funding from investors or additional borrowings.

If the TRAC™ technology is successfully tested in the pilot plant, it is contemplated that the parties would seek to build a full scale production facility for the manufacture of activated carbon and related products. Construction of a full scale plant will require a significant amount of financing that the Company will need to raise. The Company is considering financing through additional joint ventures, debt financing secured by the assets of the plant, and through raising additional capital. It is uncertain whether the Company will be successful in raising the additional financing if it desires to proceed with the development of the technology. Raising equity financing could cause significant dilution to the Company’s current shareholders.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

2.       Management’s Plans Regarding Liquidity and Capital Resources (continued):

On or about September 3, 2002, the Company executed a non-binding letter of intent with Tire Recyclers, Inc. for the formation of a joint venture for the construction of a tire pyrolysis plant. At this time, no definitive agreement has been reached between the parties to proceed with this joint venture.

Construction of a tire pyrolysis plant would require a significant level of financing. Due diligence has yet to be completed with respect to the proposed venture and it is uncertain as to whether this venture will proceed.

3.       Stockholders’ equity:

Issuance of common stock options:

On September 16, 2002, the Company issued options to acquire 250,000 shares of common stock to a consultant for services rendered. These options were valued at $17,075, which was charged to stock-based compensation expense during the third quarter.

4.       Contingencies:

Legal proceedings:

As disclosed in its filing for the quarters ended March 31 and June 30, 2002, the Company is currently involved in disputes with Ruggero Maria Santilli (“Santilli”), Hadronic Press, Inc. (“Hadronic”), and the Institute for Basic Research, Inc. (“IBR”) involving the Company’s NextGas™ synthetic fuel and Big Spark™ converter technologies. The dispute is ongoing and efforts to resolve the dispute have thus far been unsuccessful.

Management continues to believe that the Company owns all of the intellectual property rights necessary to commercialize and further develop its liquid and solid waste technologies without licenses from third parties. Similarly, the Company’s legal counsel continues to believe that the Company currently possesses all of the intellectual property rights necessary to commercialize its NextGas™ synthetic fuel and BigSpark™ converter technologies and to further develop these technologies.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

4.       Contingencies (continued):

Legal proceedings (continued):

The Company believes that both the Santilli claims and the Hadronic claims are without merit. While the results of a legal proceeding cannot be predicted with certainty, the Company and its legal counsel believe that the Company will ultimately prevail against both Santilli and Hadronic with respect to the Company’s commercial technology, which was developed by the Company using Company funding, premises, personnel, and resources.

Notwithstanding its belief that it will ultimately prevail against Santilli, IBR, and Hadronic, it is likely that the Company will incur significant legal costs in defending these actions and in prosecuting claims against Santilli, IBR, and Hadronic to ensure a final and favorable resolution of the Company’s rights to the commercial technology it developed. In addition, the Company’s Management will be required to devote significant time and resources to these matters that could otherwise be more productively deployed in the development of the Company’s technologies.

In addition to the matters described above, the Company is currently involved in disputes with additional parties for various alleged obligations. These disputes relate primarily to transactions and events unrelated to the technologies the Company is currently developing.

Sales tax examination:

The Company is involved in a sales and use tax examination conducted by the Florida Department of Revenue (the “DOR”). Although it has not yet provided a final assessment, preliminary indications are that the DOR may assert significant tax liabilities with respect to activities occurring prior to May 15, 2000. An estimate for such liabilities has been accrued at September 30, 2002.

The Company disagrees with many of the positions taken thus far by the field agent in the examination and intends to vigorously pursue these matters through the appeals process. The Company believes that only minor additional taxes owed and that there are items for which the Company is due a refund. At this time it is too early to predict the ultimate outcome of the examination.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis provides information that is relevant to an assessment and understanding of the Company’s results of operations and financial condition. The discussion should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, as well as the unaudited September 30, 2002 condensed statements and notes thereto.

During the quarter ended September 30, 2002, the Company placed on hold its efforts to begin production of NextGas™ synthetic fuel. Difficulties encountered in producing the gas at a price that is competitive with other cutting gas fuels, the lack of an effective distribution system, the start up costs associated with convincing potential end users and distributors of the merits of the gas, and the litigation encountered by the Company, were all factors in this decision.

The Company is evaluating other alternatives for both the production of NextGas™ and its distribution to attempt to overcome the difficulties that have been encountered. The Company is also investigating the possibility of licensing the BigSpark™ conversion technology to one or more major gas distributors. It is hoped that such an arrangement could enable NextGas™ to be distributed across a wide market in a significantly more cost effective manner.

The Company has maintained that successful penetration of this new fuel into the cutting gas market will require cooperation and firm agreements with one or more distributors to market this product. While preliminary discussions have been held with several distributors, no definitive agreements have been reached.

It is not likely that the Company will derive significant revenues from licensing the BigSpark™ conversion technology until sometime in calendar 2003, and there can be no assurances that the technology will be licensed at all.

During the third quarter, the Company conducted tests to determine whether the BigSpark™ converters could destroy PCBs. The health hazards associated with PCBs are well known and documented. PCB molecules are nearly indestructible. It is hoped that, using the BigSpark™ technology, PCB molecules can be eliminated. The Company hopes to conclude its testing over the next several weeks.

The Company believes that its plasma arc technology could provide advantages in destroying harmful properties of other liquid wastes. The Company is conducting research to test the technology’s effectiveness in destroying different harmful wastes. While still in the preliminary stages, it is hoped that these efforts will enable the Company to identify economically viable alternative uses for the plasma arc technology that offer solutions to difficult environmental problems faced by industry.

While the plasma arc research being conducted to identify solutions to environmentally dangerous problems is currently in its infancy, the Company is hopeful that significant opportunities can be identified.

The Company recently engaged an individual to lead its efforts to pursue the sale and development of the Company’s technologies to solve issues involving waste disposal on board naval vessels as well as utilizing NextGas™ in ship breaking applications. These efforts are in the preliminary stages and the Company is evaluating the feasibility of such applications.

The litigation disclosed in previous filings involving a former independent contractor and the minority interest shareholder of an inactive subsidiary was not resolved during the third quarter. A trial date is expected for calendar 2003. The Company continues to be confident that it will ultimately prevail in its disputes with these parties.

On or about August 27, 2002, the Company executed a non-binding letter of intent (“LOI”) with another party to jointly commercialize an unproven technology to produce activated carbon. The LOI anticipates that the parties will work together through a joint venture to construct and operate a small scale “pilot” reactor to prove the continuous operation of the TRAC™ reactor in a commercial setting and to generate sufficient activated carbon for product testing and marketing (“Phase I”). It is hoped that testing of the pilot reactor and its output will indicate that the TRAC™ technology can be profitability implemented on a larger scale and that potential end users of the activated carbon produced are receptive to this new product. It is currently anticipated that the Company will provide substantially all of the funding for Phase I although the Company is under no obligation to continue funding if it determines it is in its best interests not to proceed.

If successful, it is anticipated that the joint venture will continue operation of the pilot reactor and ramp up production and integration of certain plant components to a moderate volume in hopes of eventually being able to fully integrate the processing equipment to facilitate the complete processing of raw organic material on a large-scale basis. It is anticipated that such efforts would continue through calendar 2003. This later ramp up in the volume of output will require additional funding which may need to be provided by the Company if such efforts are to proceed.

If the testing of the pilot reactor and the marketability of the activated carbon produced are both successful, it is anticipated that the joint venture would then seek to construct a full scale plant that uses the TRAC™ technology to produce palletized activated carbon. The building of such a plant represents a large capital investment of several million dollars. The joint venture would need to obtain financing in order to develop such a plant. If the TRAC™ technology yields the results that are hoped for it is anticipated that a full-scale plant could be operational by the end of calendar 2003 or the early part of 2004. It is hoped that the plant could become fully operational and significant revenues could be generated beginning in calendar 2004. Obviously, since this is a new and yet unproven technology, the actual time frame for this project, as well as the commercial viability of the project, could be significantly different.

The TRAC™ technology is currently controlled by the other party to the LOI. The LOI contemplates the Company owning a 50% interest in the initial full-scale plant and having a right of first refusal in any further plants or application of the technology. The LOI also contemplates that the Company will be granted an option to acquire the stock of the other party in exchange for cash in excess of $1 million and for EFTI common stock. According to the LOI, the amount of the EFTI common stock would be determined based upon the fair market value, at the time the Company exercises the option, of the other entity’s interest in the full scale plant plus the fair market value of two similar plants based upon the performance for the initial full scale plant. The minimum option price will not be less than $1 million and in no event shall the fair market valuation of the entity to be acquired result in a conversion into less than 5% of the fully diluted shares of EFTI.

On or about September 3, 2002, EFTI entered into a non-binding letter of intent with Tire Recyclers, Inc. (“TRI”) to construct and operate a commercial tire pyrolysis plant at TRI’s existing tire recycling facility in Charles City, Virginia. The parties hope to design and build a tire pyrolysis plant that will process up to 100 tons per day of scrap tires based upon improvements to technologies that are currently owned by each party. At this time, the Company’s due diligence efforts for this proposed joint venture have not been completed and it is uncertain whether the venture will be undertaken.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001.

Revenues, cost of sales, and gross profits for the three-month periods ending September 30, 2002 and 2001 are comparable since no sales have occurred in connection with continuing operations.

Selling, general and administrative expenses for the nine-month period ending September 30, 2002 increased by $127,400, or an increase of approximately 14%, compared to the nine-month period ending September 30, 2001. The increase was caused by a combination of factors which increased the net level of SG&A expenditures.

The Company has decreased the level of selling, general and administrative expenses by both streamlining and eliminating many aspects of its operations previously conducted that the Company believed were not consistent with its strategy of developing its liquid waste technologies and identifying applications of the technology for environmental remediation.

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

In addition, during 2002, the Company incurred approximately $250,000 of legal fees as a result of ongoing litigation. Furthermore, during the nine-month period ending

September 30, 2002, the Company added an individual for the position of Chief Executive Officer and an individual to lead the Company’s Sales and Marketing efforts. This has resulted in an increased level of compensation for the nine-month period that was not present during the same period during the prior year plus additional expenditures related to the sales department. These factors tended to result in a higher level of selling, general and administrative expenses during the nine-month period ending September 30, 2002, offsetting the aforementioned decreases.

Selling, general and administrative expenses for the three-month period ending September 30, 2002 increased by $65,526, or an increase of approximately 29%, compared to the three-month period ending September 30, 2001.

Selling, general and administrative expenses for the three and nine month periods ending September 30, 2002 are related primarily to the administrative expenditures incurred by the Company as a public entity, compensation of personnel not directly involved in manufacturing or research and development, legal fees related to ongoing litigation, and expenditures for marketing, promotion, and related efforts incurred in connection with EarthFirst NextGas™.

Research and development expenses decreased from $3,981,396 in the nine months ended September 30, 2001 to $759,532 in the nine months ended September 30, 2002 or a decrease of approximately 81% for the period. This decrease was attributable primarily to the curtailment of the Company’s efforts to develop its solid waste technologies during the current year as well as the elimination of certain royalty payments and payments to consultants that were made in the prior year. In addition, the Company began its efforts to commercialize its liquid waste technologies during the nine months ended September 30, 2002 resulting in a refocusing of efforts to a later stage of the technology. The Company has also taken a more focused approach in its research to identify economically viable applications for its liquid waste technology during the current year. In addition, during the current year the Company has capitalized approximately $60,000 of expenditures for equipment.

Research and development expenses decreased from $1,682,857 for the three-month period ending September 30, 2001 to $214,867 for the three-month period ending September 30, 2002, or a decrease of approximately 87%. This decrease occurred for the same reasons stated above for the nine-month period ending September 30, 2002. The decrease also reflects the fact that the Company had incurred the most significant portion of the expenditures related to its two BigSpark™ reactors prior to the start of this quarter and was making adjustments to the reactors in anticipation of the start of production.

Interest expense decreased for the nine-month period ended September 30, 2002 by $265,663, a decrease of approximately 70%, over that of the comparable prior year period. For the three-month period ending September 30, 2002 interest expense decreased by $208,307, a decrease of approximately 81% over the same period in the prior year.

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

Losses from continuing operations for the nine-month period ending September 30, 2002 decreased by $3,360,127 over the nine-month period ending September 30, 2001, a decrease of approximately 64%. This decrease reflects the effects of the activities described above and is primarily related to the decrease in the level of expenditures for research and development efforts. Similarly, for the three-month period ended September 30, 2002, losses from continuing operations decreased by $1,610,771, a decrease of approximately 74%.

The loss from discontinued operations for the period ending September 30, 2002 was caused by an additional loss provision associated with operations that were discontinued in calendar 2000 as well as the mediated settlement described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced recurring net losses since its inception and, as such, has experienced negative operating cash flows through September 30, 2002. The Company has historically funded these negative operating cash flows with proceeds from sales of common and preferred stock, notes and convertible debentures.

Since May 15, 2000, John Stanton (Chairman of the Board and principal stockholder) and entities associated with Mr. Stanton have advanced the Company significant amounts. During December 2000, the Company entered into a revolving line of credit with an entity related to Mr. Stanton, which is secured by all of the assets of the Company. During January 2002, $2,387,500 of the revolving line of credit was converted into 40,811,966 shares of the Company’s common stock. The Company and its subsidiaries have continued to borrow under the revolving line of credit during the period ending September 30, 2002 and thereafter and this line of credit has been the Company’s only significant source of funds.

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

ITEM 3.	CONTROLS AND PROCEUDRES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, who concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal control or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

         (a)      Exhibits

99.1 and 99.2 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

         (b)      Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter ended September 30, 2002.

          (c)     Signatures

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EarthFirst Technologies, Incorporated (Registrant)
Date: November 12, 2002	By:	/s/ JOHN D. STANTON

John D. Stanton, Chief Executive Officer and President