Form 10KSB
period 2002-12-31
EARTHFIRST TECHNOLOGIES INC
filed 2003-03-31
CIK 1056748

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-23897

                      EarthFirst Technologies, Incorporated
        (Exact name of small business issuer as specified in its charter)

            Florida                                     59-3462501
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

 5025 West Lemon Street, Tampa, Florida                   33609
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number: (813) 287-9733

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

--------------------------------------------------------------------------------
(Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $ None

     State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date (March 25, 2003) within the past 60 days: $ 9,341,051

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date (March 25, 2003) 186,821,024 shares

     DOCUMENTS INCORPORATED BY REFERENCE: NONE.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                                                                  Page
                                                                                  ----

                                     PART I

Item 1.   Description of Business...................................................1
Item 2.   Description of Properties.................................................5
Item 3.   Legal Proceedings.........................................................6
Item 4.   Submission of Matters to a Vote of Security Holders......................10

                                     PART II

Item 5.   Market of the Registrant's Securities and Related Stockholder Matters....11
Item 6.   Management's Discussion and Analysis of
             Financial Condition and Result of Operations..........................13
Item 7.   Financial Statements and Supplementary Data..............................20
Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.............................................21

                                    PART III

Item 9.   Directors and Executive Officers of the Registrant.......................21
Item 10.  Executive Compensation...................................................23
Item 11.  Security Ownership of Certain Beneficial Owners and Management...........25
Item 12.  Certain Relationships and Related Transactions...........................26
Item 13.  Exhibits, Consolidated Financial Statements,
             Schedules and Reports on Form 8-K.....................................26
Item 14   Controls and Procedures..................................................27

          Signatures and Certifications

                                     PART I

     The information set forth in this Report on Form 10-KSB including, without limitation, that contained in Item 6, Management's Discussion and Analysis and Plan of Operation, contains "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("the Act"). The words "believes," "anticipates," "plans," "expects," "intends," "estimates," and similar expressions are intended to identify forward-looking statements. In addition, any statements concerning future financial performance, ongoing business strategies or prospects, and possible future Company actions, which may be provided by management, are also forward-looking statements as defined by the Act. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause actual results, performance or achievements of the Company to materially differ from any future results, performance, or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. Actual results may materially differ from those projected in the forward - looking statements as a result of certain risks and uncertainties set forth in this report including, but not limited to the viability of the environmental remediation and alternative fuel markets for BigSpark(TM) converters and the Company's plasma arc technology as well as the proprietary rights to the Company's intellectual property and the Company's ability to obtain additional financing to continue operations. Although management believes that the assumptions made and expectations reflected in the forward - looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report. The Company has no specific intention to update these statements.

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

     EarthFirst Technologies, Incorporated and its subsidiaries (collectively "EarthFirst" or the "Company"), has been engaged in the research, development and commercialization of technologies for the production of alternative sources of fuel and the destruction and / or remediation of liquid and solid wastes. The Company is also reviewing alternative processes for the production of activated carbon for use in water treatment and other industrial applications.

BACKGROUND

     Since its inception on July 28, 1997, the Company has acquired rights to different technologies it believed could be developed into commercially viable applications. Among the technologies the Company has pursued is the development of processes intended to treat environmentally contaminated liquid wastes and convert such wastes into energy. The Company has also pursued development of several processes intended to recycle and process solid waste products.

THE BUSINESS

     The Company is developing technologies that seek to provide environmentally friendly solutions to the problems associated with the destruction, disposal, and reclamation of liquid and solid waste products. The Company is also seeking to develop technologies for the manufacture of activated carbon products for the safe and effective treatment of drinking water. Operations are conducted through wholly-owned subsidiaries.

     ACTIVATED CARBON

     The Company is currently evaluating alternative processes for the production of activated carbon for use in various water treatment applications. Activated carbon is used by water utilities, the food and beverage industry and others to remove impurities from water, including compounds that cause taste and odor problems. Activated carbon is also used to remove mercury in waste-to-energy and medical waste incinerators.

     The Company's efforts are focused on the development of one or more processes to manufacture activated carbon having impurity removal characteristics superior to those of existing activated carbon products on a basis that is more economical than traditional methods.

     BIGSPARK(TM)CONVERTERS

     The Company has developed a technology for the treatment of carbon-based liquid waste products such as waste oils and antifreeze. The technology involves the use of a high temperature plasma incorporated into a machine, known as a BigSpark(TM) Converter. The harmful properties contained in the liquid waste products are broken down as they pass through the plasma and a clean burning gas, known as NextGas(TM), is produced.

     The Company is seeking to develop applications of the plasma arc converters to solve multiple environmental remediation issues. One such application is the destruction of Poly-Chlorinated Biphenyls, commonly referred to as "PCBs".

     PCBs were commonly used in a variety of industrial applications until it was learned that long-term exposure to PCBs might cause cancer in humans. It is often difficult and costly to remove PCBs from the liquids and materials to which they were added and it is extremely difficult to destroy PCBs.

     The Company has performed preliminary testing of its plasma arc technology to determine whether the BigSpark(TM) converters effectively destroy PCBs. Preliminary tests have indicated that the BigSpark(TM) converters can destroy PCB molecules. While these test results are encouraging, there are many issues that need to be overcome before the technology is commercially viable. Such issues include the use of BigSpark(TM) in an environment where PCBs are typically found, as well as processing significant quantities of PCB laden materials in a commercially viable manner. Commercial application of this technology to destroy PCBs is still far away and it is uncertain whether the BigSpark(TM) technology can ever be refined to be a viable solution in resolving this serious problem.

     The Company is also considering adaptations for the plasma arc converters to develop solutions to issues involving the disposal and / or remediation of other liquid wastes including waste disposal on naval vessels. The Company hopes to obtain funding to allow further development of its technology in such applications.

     SOLID SOLUTIONS

     The Company has made significant efforts in attempting to develop technologies that allow for the reclamation of useful materials included in various kinds of solid wastes. The Company has continued its efforts in developing a vacuum distillation process for generating valuable gases, liquid and solid components from scrap tires.

     The Company believes that certain issues need to be resolved with this technology including enabling a vacuum distillation system to run continuously achieving certain minimal levels of production over a prolonged period of time. The Company also needs to identify alternative commercial uses for some of the products reclaimed in the distillation process.

COMPETITION

     ACTIVATED CARBON

     Activated carbon is commonly sold in powdered, granular, and pelletized forms. The largest users of activated carbon are water utilities and the food and beverage industry. Calgon Carbon Corporation, NORIT Americas, Inc. and MeadWestvaco Corporation are the primary suppliers of activated carbon in the United States. Several smaller suppliers produce specialized types of activated carbon in niche markets.

     The largest suppliers of activated carbon have extensive financial, technical and logistical resources as well as long relationships with the buyers of activated carbons. These suppliers may actively compete with the Company to protect their existing markets and possibly attempt to improve the quality of their own activated carbon products. The buyers of activated carbon will require testing of new varieties of activated carbon to satisfy themselves of the superior qualities of the Company's activated carbon.

     BIGSPARK(TM)CONVERTERS

     The Company is attempting to develop a technology for the effective and cost efficient remediation of a variety of liquid wastes. The Company is competing against a variety of other parties in attempting to develop these and other solutions. Many of these competitors are well financed, well connected, and have proven track records of bringing technological innovations to market. The Company has limited resources and will likely need substantial infusions of capital in order to pursue its goals in this area. There are no assurances that even if such financial resources can be obtained that the Company's technology will be financially successful. Furthermore, it is possible that competitors might develop more effective and efficient waste treatment processes that would render the Company's technology obsolete.

     SOLID SOLUTIONS

     There are many competitors seeking to develop efficient means of recycling and disposing of various forms of solid wastes. The effect of numerous federal and state environmental regulations has been to encourage the originators of the waste, governmental entities, and entrepreneurial enterprises to seek to develop more effective and efficient solutions. The Company has limited resources and will likely need substantial infusions of capital in order to pursue its goals in this area. There are no assurances that even if such financial resources can be obtained that the Company's technology will be financially successful. Furthermore, it is possible that competitors might develop more effective and efficient waste treatment processes that would render the Company's technology obsolete.

INTELLECTUAL PROPERTY

     The Company has performed extensive research and development on various technologies focused on deriving solutions for liquid and solid waste problems and in creating alternative fuels. These efforts have been conducted by the Company through the efforts of its employees and consultants.

     Management believes that the Company owns all of the intellectual rights to commercialize and further develop its liquid and solid waste technologies.

     The Company engaged outside legal counsel to review the history of the Company's development of its technologies and the contractual arrangements entered into by the Company with respect to such technologies. Legal counsel has advised that it believes that the Company currently possesses all of the intellectual property rights to commercialize its technologies and to further develop these technologies in additional applications.

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

     Based upon its review of these agreements and the relevant law, it is the opinion of outside legal counsel that the former consultant, or entities related to him, neither own nor control any US patents that are relevant to the Company's technologies, and have no legal standing to assert any claims as to patent infringement or misappropriation of any trade secrets. Legal counsel also concluded that the former consultant's actions constitute tortious interference with the legitimate business activities of the Company. As a result, the Company pursued and obtained a Temporary Restraining Order that prohibits the consultant, and entities related to the consultant, from engaging in various activities that could detrimentally affect the Company's ongoing business.

     The former consultant and an entity affiliated with the former consultant have initiated legal proceedings against the Company claiming various infringements, among other things. The legal proceedings are more fully described below under Item 3.

     Management believes that the Company has taken appropriate steps to protect its intellectual property rights. However, the steps taken may not prove sufficient to prevent misappropriation of the Company's technology rights. Third-party development of similar technologies using different discoveries remain a risk that could limit the Company's legal protection. The laws of certain foreign countries might not protect the Company's services or intellectual property rights to the same extent as do the laws of the United States.

     Third parties could claim infringement by the Company with respect to current or future uses. As the number of entrants into the market increases, the possibility of an infringement claim against the Company might increase, and the possibility exists that the Company could, either now or in the future, inadvertently infringe on a third-party's patent. In addition, because patent applications can take many years to allow, it is possible that the Company could, now or in the future, infringe upon a third-party's patent application now pending of which the Company is unaware. Any infringement claim, whether meritorious or not, could consume a significant amount of management's time and attention, could result in costly litigation, cause service delays or require the Company to enter into royalty or licensing agreements which might or might not be available on commercially acceptable terms, if at all. As a result, any claim of infringement against the Company could have a material adverse effect upon our business, financial condition or results of operations.

RESEARCH AND DEVELOPMENT

     Research and development costs incurred in 2002 and 2001 aggregated $1,042,244 and $2,701,716, respectively, and centered around the following technologies:

     ACTIVATED CARBON

     The Company is currently evaluating alternative technologies for the development of activated carbon. Further research will be needed to determine whether activated carbon can be manufactured in commercial quantities and in an economically viable manner.

     BIGSPARK(TM) CONVERTERS AND SOLID SOLUTIONS

     Significant additional research will be needed to attempt to develop solutions to environmental problems with these technologies.

EMPLOYEES

     As of December 31, 2002, the Company had 10 full-time employees all of whom are employed, at least partially, in the evaluation and development of the activated carbon and plasma arc converter technologies. Management considers its relations with its employees to be satisfactory. None of the employees is represented by a union.

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

ITEM 2. DESCRIPTION OF PROPERTIES

     The Company maintains a 10,000 square-foot facility in Largo, Florida at which it conducts research and development activities. This facility is leased on a month-to-month basis at the rate of $3,600 per month plus sales tax. The Company is required to provide six weeks notice to terminate the lease.

     The Company owns a parcel of real property located in Gibsonton, Florida. The facility in Gibsonton includes a single story block structure. The Company also owns a parcel of real property near Brooksville, Florida. Neither parcel of real property is utilized in the business operations as of December 31, 2002.

     The Company has its corporate office at 5025 West Lemon Street, Tampa, Florida. This location is leased from a third party by an entity in which the Company's Chief Executive Officer/Chairman of the Board has an interest. The lease expires on December 31, 2003. Monthly rent payments paid by the Company are $3,932 plus sales tax.

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

     The Company began its research and development efforts involving underwater carbon arc technologies shortly after its inception in 1997. During its existence, the Company has engaged numerous individuals to work for the Company in these efforts. In January 1998, the Company and Ruggero Maria Santilli ("Santilli") entered into an agreement whereby Santilli agreed to perform consulting services for the Company with respect to the Company's existing technology and rights.

     During all relevant periods subsequent to the implementation of the January 1998 consulting agreement between the Company and Santilli, up through his resignation effective September 30, 2001, Santilli and / or The Institute for Basic Research, Inc. ("IBR") performed research and other related services for the Company related to the development of the Company's technologies. During this period, the Company entered into several agreements involving Hadronic Press, Inc. ("Hadronic"), IBR, and / or Santilli, including a series of consulting agreements.

     Effective July 5, 2000, a World-Wide Exclusive Assignment, License and Royalty Agreement (the "World-Wide Agreement") was entered into by and between Hadronic and EarthFirst Technologies, Incorporated ("EarthFirst Technologies"). The World-Wide Agreement contemplated the transfer of an 80% interest in the stock of USMagneGas, Inc. ("USMagneGas") to EarthFirst Technologies by Hadronic. Hadronic owned the remaining 20% interest in USMagneGas.

     As part of the World-Wide Agreement, EarthFirst Technologies assigned certain patent applications and Internet domains to Hadronic. EarthFirst Technologies also issued 1,500,000 shares of its common stock to Hadronic and agreed to make certain fundings to USMagneGas.

     USMagneGas was incorporated in the State of Florida on or about June 15, 2000. USMagneGas had no significant assets immediately prior to the execution of the World-Wide Agreement.

     A Technology Exclusive License and Royalty Agreement (the "License Agreement") was entered into effective July 5, 2000 between Hadronic and USMagneGas for the licensing of certain intellectual property rights Hadronic claimed that it owned. Pursuant to the License Agreement, USMagneGas was to pay Hadronic a royalty equal to 3% of the gross proceeds received by USMagneGas related to the technology as more fully described in the World-Wide Agreement. The License Agreement also required USMagneGas to pay Hadronic advance royalty payments equal to $10,000 per month during the first twelve months of the License Agreement and $20,000 per month during the next twelve months irrespective of the level of sales achieved by USMagneGas. The Advance Royalties were to be creditable against whatever royalties became due pursuant to the License Agreement on account of the receipt of gross proceeds.

     Management believes that the Company owns all of the intellectual property rights necessary to commercialize and further develop its liquid and solid waste technologies without resort to a license from any third parties. The Company decided to continue the development of its technology and intellectual property rights involving its liquid waste technologies by forming EarthFirst NextGas, Inc. ("EarthFirst NextGas") in November of 2001. The Company's legal counsel believes that the Company currently possesses all of the intellectual property rights necessary to commercialize its BigSpark(TM) converters and NextGas(TM) synthetic fuel technologies and to further develop these technologies in additional applications.

     Effective September 30, 2001, Santilli resigned as the Director, Research and Development, for USMagneGas. During this same timeframe, USMagneGas and Hadronic terminated their business relationship. The operations of USMagneGas were curtailed in the later half of 2001.

     Subsequent to his resignation from USMagneGas, Santilli made various claims that the Company does not possess the intellectual property rights to the liquid waste technologies it developed. On numerous occasions, Santilli contacted both the Company's vendors and potential customers and partners threatening these parties if they continued their relationship with the Company. Many of these parties were sent correspondence by Santilli captioned "Notice To Cease and Desist Your Civil and Criminal Violations In Your Activities With MagneGas-NextGas Technology," in which Santilli, among other things, alleged violations of civil or criminal laws by the Company and other parties.

     These actions, as well as other activities carried on by Santilli, resulted in the Company's seeking and obtaining a Temporary Injunction from the Civil Court of the Thirteenth Judicial Circuit of the State of Florida, in and for Hillsborough County ("the Court"), against Santilli, IBR and Hadronic. The Temporary Injunction, which was ordered by the Court on February 15, 2002, prohibits these parties from making and / or publishing any further or additional Defamatory Statements, similar or related statements, regarding EarthFirst Technologies and / or EarthFirst NextGas or any of their officers, directors, shareholders, employees, affiliates or agents, or otherwise contacting or communicating with any of EarthFirst Techonologies' and / or EarthFirst NextGas' current or prospective customers, clients, employees, affiliates or any agents thereof or parties related thereto, either in writing, verbally, electronically, or otherwise, with respect to any matters addressed in or related to the issues or claims asserted by the Notice To Cease and Desist referred to above.

     On or about April 12, 2002, Santilli filed suit (the "Santilli Suit") in the Circuit Court of the Sixth Judicial Circuit of the State of Florida, in and for Pinellas County (the "Pinellas Court"), against EarthFirst Technologies, EarthFirst NextGas, USMagneGas, Florida Engineered Construction Products, Corporation, each member of the EarthFirst Technologies Board of Directors, and certain unrelated parties with whom EarthFirst NextGas has or had business relationships. The Santilli Suit alleges: (1) civil theft of technology, (2) conversion, (3) breach of fiduciary duty, (4) fraud, (5) conspiracy to defraud,
(6) intentional interference with advantageous relations, (7) conspiracy to interfere with advantageous business relations, and (8) breach of the Consulting Agreement that was entered into effective July 7, 2000, by and between Santilli, IBR, and USMagneGas. The Santilli Suit seeks damages and a temporary and permanent injunction.

     On or about April 22, 2002, Hadronic filed suit (the "Hadronic Suit") with the Pinellas Court against the parties named in the Santilli Suit but excluding the unrelated parties with whom EarthFirst NextGas had business relationships. The Hadronic Suit alleges: (1) breach of licensing and royalty contract, (2) misappropriation of trade secrets, (3) civil theft of technology, and (4) conspiracy to misappropriate trade secrets, and also seeks a temporary and permanent injunction as well as damages.

     The Company believes that both the Santilli Suit and the Hadronic Suit are unfounded and without merit. While the results of a legal proceeding can never be predicted with certainty, the Company and its legal counsel believe that the Company will ultimately prevail against both Santilli and Hadronic with respect to the Company's commercial technology, which was developed by the Company using Company funding, premises, personnel, and resources.

     Notwithstanding its belief that it will ultimately prevail against Santilli, IBR, and Hadronic, it is likely that the Company will incur significant legal costs in defending against these actions and in prosecuting claims against Santilli, IBR, and Hadronic to help ensure a final and favorable resolution of the Company's rights to the commercial technology the Company developed. In addition, the Company's Management will be required to devote significant time and resources to these matters that could otherwise more productively be deployed in the commercialization of the Company's technologies.

     Subsequent to the filing of the lawsuits, the parties have agreed to transfer both the Santilli Suit and the Hadronic Suit to the Civil Court of the Thirteenth Judicial Circuit of the State of Florida, which is the court that has jurisdiction of the action the Company filed that resulted in the Temporary Injunction that was ordered on February 15, 2002. In addition, Santilli Suit against the unrelated parties with whom EarthFirst NextGas has or had business relationships with, were dismissed, with prejudice (meaning they cannot be re-filed).

     In early 2003, the portions of both the Santilli Suit and the Hadronic Suit against the members of the Board of Directors of EarthFirst Technologies were dismissed with prejudice.

     At this time, the parties have exchanged interrogatories and are awaiting responses. Depositions have not yet been scheduled. A court date has not yet been set for a trial.

Other Litigation and Disputes

     The Company is also involved in disputes with vendors for various alleged obligations associated with discontinued operations. Several disputes involve deficiency balances associated with lease obligations for equipment acquired by the Company for its contract manufacturing and BORS Lift operations. The machinery and equipment associated with many of these obligations has been sold with the proceeds paid to the vendor or the equipment has been returned to the vendor. Several of the equipment leasing companies asserted that balances on the leases are still owed. The Company is also involved in disputes with certain service providers who rendered services prior to calendar 2001.

     Judgments have been entered against the Company in several of these disputes. In other disputes, litigation is at various stages or is being threatened. The Company intends to contest vigorously any continuing litigation and, in certain instances, is considering filing counter claims against the other party.

     The Company has accrued amounts for which it believes all of its disputes will ultimately be settled.

Sales and use tax examination:

     The Company is involved in a sales and use tax examination conducted by the Florida Department of Revenue (the "DOR") for the tax periods from the inception of the Company through June 30, 2001. The DOR has provided the Company with a Notice of Intent to Make Audit Changes reflecting its claim for $69,431 of unpaid sales and use taxes plus $66,874 of penalties and interest. Substantially all of the taxes the DOR claims is owed is attributable to unpaid use taxes on purchases and leases made or entered into during the period from 1998 through 2000.

     The Company disputes substantially all of the amounts claimed by the DOR and is in the process of working with the DOR to resolve the disputed issues. The Company believes that it is entitled to refunds of taxes paid on various transactions and that these refunds more than offset any amounts that the DOR is claiming that are in fact owed. At this time, the DOR disagrees with the Company's position.

     While it is uncertain the amount that will ultimately be agreed upon by the parties, the Company has chosen to reflect the amounts reflected in the most recent draft of the Notice of Intent to Make Audit Changes as a liability on its financial statements as of December 31, 2002.

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

                                                                     High    Low
                                                                    -----   ----
Fiscal Year Ended December 31, 2001
   First Quarter ................................................   $0.44   $.14
   Second Quarter ...............................................     .43    .19
   Third Quarter ................................................     .40    .14
   Fourth Quarter ...............................................     .17    .08

Fiscal Year Ended December 31, 2002
   First Quarter ................................................     .14    .08
   Second Quarter ...............................................     .13    .05
   Third Quarter ................................................     .10    .03
   Fourth Quarter ...............................................     .08    .05

     On March 20, 2003, the last reported sales price for EarthFirst shares on the Bulletin Board was $.05 per share. At March 20, 2003, the Company had approximately 434 stockholders of record. The Company estimates that there are approximately 2,500 beneficial owners of its common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

     The securities described below were issued by the Company during the period covered by this report and were not registered under the Securities Act of 1933, as amended. Each of the transactions is claimed to be exempt from registration pursuant to Section 4 (2) of the Securities Act as transactions not involving a public offering. All of such securities are deemed to be restricted securities for the purposes of the Securities Act. All certificates representing such issued and outstanding restricted securities have been properly legend, and "stop transfer" instructions have been issued to the transfer agent with respect to such securities. Except as noted, no commissions were paid in connection with any of the issuances.

     CONVERSION OF SERIES 1999-A CONVERTIBLE NOTES

In March 2000, the Company issued and sold $700,000 of Series 2000-A Eight Percent (8%) Convertible Notes due March 31, 2002 to an accredited investor. The notes were convertible into common stock after a period of 90 days from the date of the note at a conversion price equal to the lesser of (1) $.75; or (2) eighty percent (80%) of the lowest of the closing bid prices for the Company's common stock for the five (5) trading days immediately preceding the conversion date, as defined.

     During 2002, the investor converted $161,000 of the principal balance of the notes, plus accrued interest and liquidated damages for failure to obtain certain registration rights totaling $52,758, into 3,356,071 shares of the Company's common stock.

     DEBT CONVERSIONS OF SHAREHOLDER LOANS AND CASH INVESTMENTS

     In January 2002, the Company issued 40,811,966 shares of the Company's common stock to John Stanton, the Ralph W. Hughes Revocable Family Trust, and certain other parties, in connection with the satisfaction of a portion of the revolving credit line owed by the Company and additional cash totaling $2,387,500 at a conversion rate of $.0585 per share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis provides information which management believes is relevant for an assessment and understanding of the results of operations and financial condition. The discussion should be read in conjunction with the audited consolidated financial statements and notes thereto.

     The Company is currently evaluating alternative technologies for the manufacture of activated carbon products. As part of this process, the Company is conducting research and development efforts intended to produce activated carbon having characteristics for removing impurities from water that are superior to other products currently available on the market and manufacture the product on a lower cost structure than traditional methods. The Company is also performing market research to determine whether there is sufficient demand for a product having such qualities and a willingness on the part of existing users of activated carbon to change from their existing relationships with suppliers of activated carbon and at prices that will need to be charged to achieve acceptable profit margins.

     Currently approximately $280 million of activated carbon is used annually in the United States. If its research efforts are successful in producing a higher quality activated carbon at a lower cost, the Company will initially attempt to achieve a significant share of the activated carbon market in the States of Florida, Georgia, Alabama, and the Carolinas.

     If the Company's research determines that the Company can manufacture activated carbon having the desired qualities, the Company will need to build a manufacturing plant. It is currently anticipated that the cost of such a plant could exceed $2 million. Additional capital will be needed for the start up phase of the operation of the plant and to initiate a successful marketing strategy to achieve the necessary level of sales at a level of prices that will make the venture economically viable. There are no assurances that such a strategy will be achieved.

     The Company will need to obtain financing to implement the above strategy. Given the Company's current financial position and its disputes with various third parties, obtaining such financing may be extremely difficult to obtain if it can be obtained at all.

     The Company is also continuing to attempt to identify and implement commercially viable applications of its plasma arc converter technology embodied in the BigSpark(TM) converter. The Company's BigSpark(TM) plasma based technology splits apart the complex molecular bonds of water and hydrocarbon wastes to produce the clean burning, hydrogen-based fuel called NextGas(TM). BigSpark(TM) compares favorably with conventional combustion technologies used in the disposal of liquid wastes in several significant areas. First, the waste is subjected to higher temperatures for longer periods of time (7,000 degree temperature of the plasma arc; and materials spend minutes, not seconds, in the reaction zone). Second, BigSpark(TM) has a second stage combustion in a very high temperature oxygen flame. Third, BigSpark(TM) converters are compact and can be moved to the source of contaminated waste.

     One application of the plasma arc technology that the Company has been investigating involves the destruction of Poly-Chlorinated Biphenyls, commonly referred to as "PCBs". PCBs have many stable qualities that led to its use in various industrial applications before it was learned that long-term exposure to PCBs may increase the risk of cancer in humans.

     Preliminary tests have indicated that passing PCB laden liquids through a plasma arc similar to that found in the BigSpark(TM) converters results in the destruction of the PCB molecules. While the results of such tests are encouraging, in order to be commercially successful, the technology will need to be adapted to destroy PCBs in surroundings where such elements are commonly found and on a sufficient scale to economically address the problems faced in PCB disposal.

     If the Company's efforts to continue to develop commercially viable solutions to cost effectively destroying PCBs and other liquid waste problems are to continue, the Company will need significant additional financing. At this time, it is uncertain whether such financing can be obtained, and if so, whether such financing can be obtained on terms and conditions that would be acceptable to the Company.

     The Company also has solid waste technologies under development and has gained extensive knowledge over the past five years of a number of approaches to distill used tires into usable oils, gases and carbon products. The Company has focused on two primary objectives: 1) developing process improvements to achieve continuous, reliable throughput from its next proto-type and 2) improving the quality of the solid char (a pyrolysis product) to meet the specifications required by mass buyers.

     The Company believes the development of commercial scale facilities is a longer-term endeavor that will ultimately require building a "proof of concept" facility. At this time, the Company does not have the financial resources necessary to proceed with this endeavor.

     These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As indicated from the discussion above, the Company will need significant infusions of capital in order to attempt to carryout any of its objectives or even to continue as a going concern. Litigation and the threats of litigation have placed the continued existence of the Company, in its current structure, in substantial doubt. While the Company believes that its technologies show promise, commercialization is still some time away and there are no assurances that the Company's efforts will be commercially successful and the auditors' report accompanying the financial statements includes an uncertainty paragraph regarding the Company's ability to continue as a going concern.

     The Company has attempted to settle its disputes with various third parties, and in fact was successful in settling many disputes with other parties over the past two and one-half years. However, the lack of resolution of several matters still confront the Company.

The Company also continues to incur operating losses. The operating losses give rise to additional debt, or to equity dilution of the Company. The Company is exploring all options to resolve its prior obligations, including reorganization in or out of bankruptcy proceedings.

     Regardless of whether a formal bankruptcy petition is filed, the Company will need to obtain funding from outside sources during 2003 and beyond to continue its planned operations. There can be no assurance that the Company will be successful in obtaining the necessary debt or equity financing needed to achieve its objectives.

FISCAL 2002 COMPARED TO FISCAL 2001

     There were no revenues, cost of sales, and gross profits for the years ended December 31, 2002 and 2001. Note that revenues were generated by the Company's demolition and recycling operations during calendar 2001; however, because these operations were discontinued during 2001, all revenue and expenses attributable to the discontinued operation is combined as part of the discontinued operations line on the Consolidated Statements of Operations.

     Selling, general and administrative expenses for the year ending December 31, 2002 decreased to $1,401,379 from $2,851,556 for the year ending December 31, 2001, a decrease of approximately 51%. This decrease was due to the contraction in the level of activities undertaken by the Company during 2002.

     Direct research and development expenses decreased from $2,701,716 in fiscal 2001 to $1,042,244 in fiscal 2002, a 61% decrease. The decrease is attributable to the Company's shift to focus on commercializing its NextGas(TM) synthetic fuel during 2002 as well as the significant curtailment in the Company's efforts in its Vacuum Distillation Process technology.

     Interest expense decreased to $179,597 during fiscal 2002 from $344,276 in the prior year due principally to the beneficial conversion of the convertible debentures during 2001 and January of 2002.

     Losses from continuing operations decreased approximately $3,366,648 from $6,143,232 during fiscal 2001 as compared to $2,776,584 in fiscal 2002. This was the result of the decreased level of activity in developing both the liquid and solid waste technologies during fiscal 2002 that was more focused on specific areas.

FISCAL 2001 COMPARED TO FISCAL 2000

     Revenues, cost of sales, and gross profits for the years ended December 31, 2001 and 2000 were not comparable because the businesses that generated revenues in 2000 were discontinued during 2000 and 2001. Accordingly, the results of these operations are included under the Discontinued Operations section of the Consolidated Statements of Operations.

     Selling, general and administrative expenses for the year ending December 31, 2001 increased to $2,851,556 from $1,382,924 for the year ending December 31, 2000, an increase of approximately 106%. This increase was due to increased overhead associated with a higher level of research and development activity, increased personnel costs, and related expenditures.

     Direct research and development expenses increased from $1,588,600 in fiscal 2000 to $2,701,716 in fiscal 2001, a 70% increase. The increase is attributable to an increase in the level of activity in the development of both the liquid and solid waste technologies. Non-cash charges relating to research-related stock-based compensation and licensing agreements that totaled approximately $600,000 during fiscal 2000 while no such charges were incurred during fiscal 2001.

     Interest expense increased during fiscal 2001 over that in the prior year due principally to the beneficial conversion of the convertible debentures. Fiscal 2000 interest expense also included a non-cash charge of $641,200 related to the beneficial conversion feature embedded within the convertible debenture. Additional interest expense was incurred in connection with the note obligation owed to the related party.

     Losses from continuing operations increased approximately $2,200,000 from $3,930,611 to $6,143,232 during fiscal 2001 as compared to fiscal 2000. This was the result of the increased level of activity in developing both the liquid and solid waste technologies during fiscal 2001. This activity began in May 2000 and continued for all of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

     These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring net losses since inception and, as such has experienced negative operating cash flows in both fiscal 2002 ($2,516,455) and fiscal 2001 ($7,820,150). The Company continues to experience negative operating cash flows thus far in 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company has historically funded these negative operating cash flows with proceeds from sales of common and preferred stock, as well as notes and convertible debentures payable. In December 2000, the Company entered into a revolving credit line agreement with an entity related to Mr. Stanton secured by all of the assets of the Company. The revolving line of credit is a demand loan which means that the lender can demand full repayment of the loan at any time. If this were to occur at this time, the Company would be unable to repay the amount owed and consequently, the lender might foreclose on all of the assets of the Company under the security agreement. As of December 31, 2002, the Company owed $3,118,882 pursuant to this agreement.

     During 2002, the Company continued to rely almost entirely on additional loans made by the related party pursuant to the revolving line of credit in order to finance its operations and / or amounts invested for the Company's common stock from related parties or persons affiliated with that entity. The promissory note related to the revolving line of credit merely provides for a loan of up to $2,500,000. There is no obligation on the part of the related party to make any loan pursuant to this agreement even if the loan balance is less than $2,500,000. The related party is also not under any obligation to make any additional loans pursuant to a revolving line of credit or otherwise.

     Historically, the related party lender has periodically agreed to convert a portion of the loan balance into shares of the Company's common stock. There is no obligation on the part of the lender to convert any additional portion of the outstanding loan balance owed to it into common stock of the Company.

     The amount received during 2002 and 2001 from the sources described above totaled approximately $2,700,000 and $6,400,000, respectively. Notwithstanding the proceeds of these financing sources, the Company had a negative working capital of approximately $4,700,000 as of December 31, 2002.

     The Company is focused on the commercialization and further development of its liquid and solid waste technologies. Efforts to commercialize these technologies will require significant additional inflows of cash. These technologies are as yet unproven on a commercial basis and there is significant uncertainty as to whether such commercialization will ultimately be successful even if sufficient financing can be obtained.

     The Company is involved in various disputes as described more fully in Item 3 above. These disputes have made it increasingly difficult to raise capital and to engage in business with third parties.

     The Company anticipates that its operations will not be self-sustaining until some time in calendar 2004 at the earliest, if at all. There is significant risk that the Company will never be able to generate sufficient cash flow to fund its operations. The Company will need to raise additional capital in order to continue operations and the development of its technologies.

INCOME TAXES

     The Company has a net operating loss carry forward for federal income tax purposes of approximately $34,000,000 that is available to offset federal taxable income through fiscal 2022. A portion of this carry forward may be limited under Section 382 of the Internal Revenue Code ("the Code") due to the occurrence of an ownership change as defined in the Code. A 100% valuation allowance has been provided on deferred tax assets resulting from the net operating loss carry forwards discussed above.

EFFECTS OF INFLATION

     Management does not believe that inflation has had a significant impact on the financial position or results of operations of the Company since its inception.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We evaluate our estimates and judgments on an on-going basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. We believe the following accounting policies are the most critical to us, in that they are important to the portrayal of our financial statements and they require our most difficult, subjective or complex judgments in the preparation of our financial statements:

Revenue Recognition: The Company currently has no revenue recognizing activities.

Employee stock-based compensation: The Company accounts for compensation costs associated with stock options issued to employees under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25") whereby compensation is recognized to the extent the market price of the underlying stock at the date of grant exceeds the exercise price of the option granted. Stock-based compensation to non-employees is accounted for using the fair-value based method prescribed by Financial Accounting Standard No. 123 ("FAS 123"). The fair-value based method requires management to make estimates regarding the expected life of the options and warrants.

Impairment of Long-Lived Assets: In assessing the recoverability of the Company's long-lived assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

RECENT ACCOUNTING PRONOUNCEMENTS

FASB Statement No. 148 Accounting for Stock-Based Compensation--Transition and Disclosure (Statement 148)

     During December 2002, the Financial Accounting Standards Board (FASB) issued Statement 148. Statement 148 establishes standards for two alternative methods of transition to the fair value method of accounting for stock-based employee compensation of FASB Statement 123 Accounting for Stock-Based Compensation (Statement 123). Statement 148 also amends and augments the disclosure provisions of Statement 123 and Accounting Principles Board Opinion 28 Interim Financial Reporting to require disclosure in the summary of significant accounting policies for all companies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transitions standards and disclosure requirements of Statement 148 are effective for fiscal years and interim periods ending after December 15, 2002.

     The Company does not currently plan to transition to the fair value approach in Statement 123 and required disclosures regarding stock-based employee compensation have been included herein as a result of the adoption of this standard.

FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (Interpretation 45)

     During November 2002, the FASB issued Interpretation 45. Under Interpretation 45 guarantees, contracts and indemnification agreements are required to be initially recorded at fair value. Current practice provides for the recognition of a liability only when a loss is probable and reasonably estimable, as those terms are defined under FASB Statement 5 Accounting for Contingencies. In addition Interpretation 45, requires significant new disclosures for all guarantees even if the likelihood of the guarantor's having to make payments under the guarantee is remote. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The initial recognition and measurement provisions of Interpretation 45 are applicable on a prospective basis to guarantees, contracts or indemnification agreements issued or modified after December 31, 2002.

     The Company currently has no guarantees, contracts or indemnification agreements that would require fair value treatment under the new standard. The Company's current policy is to disclose all material guarantees and contingent arrangements, similar to the disclosure requirements of Interpretation 45, which provide for disclosure of the approximate term, nature of guarantee, maximum potential amount of exposure, and the nature of recourse provisions and collateral.

FASB Statement No.146 Accounting for Costs Associated with Exit or Disposal Activities (Statement 146)

     During July 2002, the FASB issued Statement 146. Statement 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Statement 146 requires the recognition of a liability for costs associated with exit or disposal activities when the liability is actually incurred. Under EITF 94-3, such costs were generally recognized in the period in which an entity committed to and exit plan or plan of disposal. While both standards covered costs associated with one-time termination benefits (e.g. severance pay or stay-bonus arrangements), Statement 146 provides standards that provide for the timing of recognition of these types of benefits. Statement 146 is effective for exit or disposal activities initiated after December 31, 2002.

     Management's plans with respect to the continuation of the Company are described in Note 2. While there are currently no specific plans to exit activities as part of these plans, any such activity would require the application of Statement 146.

FASB Statement 145 Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections (Statement 145)

     During April 2002, the FASB issued Statement 145. Statement 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishments of Debt, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of the rescission of Statement No. 4, the classification of gain and losses arising from debt extinguishments requires consideration of the criteria for extraordinary accounting treatment provided in Accounting Principles Board Opinion No. 30 Reporting the Results of Operations. In the absence of Statement No. 4, debt extinguishments that are not unusual in nature and infrequent in occurrence would be treated as a component of net income or loss from continuing operations. Statement 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002. Adoption of this standard is not anticipated to have a significant effect on the Company's results of operations in the future.

ITEM 7. FINANCIAL STATEMENTS

     The consolidated 2002 financial statements for the Company, including the notes thereto, together with the report thereon of Aidman, Piser & Company, P.A. is presented beginning at page F-1.

     The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believe that its exposure to market risk associated with other financial instruments and interest rate risk is not material.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants on accounting and financial disclosure issues with respect to any financial statements for the Company for 2002 or 2001. Aidman, Piser & Company, P.A. has served as the independent public accountants for the Company for the 2002 and 2001 audited financial statements.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The executive officers, directors and other significant employees of the Company, and their ages and positions, are as follows:

Name of Individual       Age   Position
------------------       ---   --------

John D. Stanton           54   Chairman of the Board of Directors
                               Chief Executive Officer and President

Nicholas R. Tomassetti    67   Director

The following is a brief description of the professional experience and background of the directors and officers.

     John D. Stanton assumed the role of Chairman of the Board of Directors, President and Chief Executive Officer on May 15, 2000 in connection with the acquisition of SAC-1. On July 30, 2001, Mr. Stanton brought in James V. Mahoney to assume the role of President and Chief Executive Officer but resumed these roles upon Mr. Mahoney's resignation in August 2002. From 1987 through the present, Mr. Stanton has served as the President and Chief Executive Officer of Florida Engineered Construction Products, Corporation. Since the early 1990's, Mr. Stanton has been, and continues to be, involved in turn-around management for financially distressed companies, providing both management guidance and financing. In 1981, Mr. Stanton assumed the role of Chief Financial Officer for Florida Engineered Construction Products, Corporation, a privately held manufacturer of residential and commercial construction products, located in Tampa, Florida. Mr. Stanton worked as an auditor with the international professional services firm that is now known as Ernst & Young, LLP from 1973 through 1981. Mr. Stanton, a Vietnam veteran of the United States Army, graduated from the University of South Florida with a Bachelors Degree in Marketing and Accounting in 1972, and with an MBA in 1973. Mr. Stanton earned the designation of Certified Public Accountant in 1974 and was a Sells Award winner in the CPA examination.

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

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth information for each of the fiscal years ended December 31 concerning the compensation paid and awarded to our President and Chief Executive Officer. There were no other executive officers or key employees whose total annual salary and bonus exceeded $100,000 for these periods who remain with the Company.

                                                      Long-term
                              Annual                Compensation
                           Compensation                 Awards               Payouts
                     -----------------------   -----------------------   ---------------
                                               Restricted   Securities              All
      Name and                                   Stock      Underlying    LTIP     Other
Principal Position   Year    Salary    Bonus     Award       Options     Payouts    Comp
------------------   ----   --------   -----   ----------   ----------   -------   -----

James V. Mahoney     2002   $251,203    $-0-      $-0-             -0-     $-0-     $-0-
Chief Executive      2001   $110,890    $-0-      $-0-             -0-     $-0-     $-0-
Officer and          2000   $    -0-    $-0-      $-0-             -0-     $-0-     $-0-
President (1)(2)

John D. Stanton      2002   $  1,000    $-0-      $-0-             -0-     $-0-     $-0-
Chairman of the      2001   $  1,000    $-0-      $-0-       2,000,000(4)  $-0-     $-0-
Board (3)            2000   $    -0-    $-0-      $-0-       2,000,000(4)  $-0-     $-0-

(1) Mr. Mahoney assumed the role of Chief Executive Officer and President effective July 30, 2001. Prior to this date, Mr. Mahoney was not employed by the Company.
(2) Mr. Mahoney resigned his position as the Chief Executive Officer and President on or about August 6, 2002. Compensation for 2002 includes $33,755 paid to Mr. Mahoney's consulting company after his resignation for services rendered to the Company.
(3) Mr. Stanton assumed the role of Chief Executive Officer and President as of May 16, 2000. Prior to this date, Mr. Stanton was not employed by the Company. Effective August 1, 2001, Mr. Stanton relinquished the role of Chief Executive Officer and President retaining his role as the Chairman of the Board of Directors. Mr. Stanton resumed his role as Chief Executive Officer and President upon Mr. Mahoney's resignation in August 2002.
(4) During 2001, Mr. Stanton was granted options to acquire 2,000,000 shares of the Company's stock at prices ranging from $.195 to $.2145 per share. During 2000, Mr. Stanton was granted options to acquire 2,000,000 shares of the Company's stock at $1.00 per share.

     No stock options were issued during calendar 2002 to any of the individuals identified in the table above. The following table sets forth, for the individuals named in the Summary Compensation Table above, certain information concerning stock options granted during 2002. The Company has never issued stock appreciation rights. Options were granted at an exercise price above the fair market value of the common stock at the date of grant. The term of the options is three years from the date of grant.

                                                                           Potential
                                                                        Realizable Value
                                                                        At Assumed Rates
                      Percentage   Exercise                            Rate of Stock Price
                       Of Total     or base     Market                  Appreciation For
                       Options     Price Per   Price on                  Option Term (1)
           Options     Granted       Share      Date of   Expiration   -------------------
Name       Granted     In 2001       ($/Sh)      Grant       Date          5%       10%
-------   ---------   ----------   ---------   --------   ----------   --------   --------

John D.
Stanton     466,200        6%        $.2145      $.195    April 2006   $127,600   $161,100
          1,533,800       20%        $.195       $.195    April 2011   $463,847   $775,529

(1) The dollar amounts under this column are the result of calculations at the 5% and 10% rates set by the Commission and therefore are not intended to forecast possible future appreciation, if any, of the stock price of the Company's common stock. If the price of the Company's stock were in fact to appreciate at the assumed 5% or 10% annual rate for the term of the option, a $1,000 investment in the Common Stock would be worth $1,276 and $1,611, respectfully, at the end of the 5-year term and $1,629 and $2,594, respectively, at the end of the 10-year term.

     The following table sets forth, for the individual named in the Summary Compensation Table, certain information concerning the options exercised during fiscal 2002 and the number of shares subject to exercisable and unexercisable stock options as of December 31, 2002. The values for "in-the-money" options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 2002 ($.06 per share) and the exercise price of the options.

                   Number of                   Unexercised Options at
                    Shares                        December 31, 2002
                   acquired       Value    -------------------------------
Name              on exercise   realized   Exercisable (1)   Unexercisable
---------------   -----------   --------   ---------------   -------------

John D. Stanton       None         $0         4,000,000          -0-

(1)  None of the options were "in-the-money" at December 31, 2002.

DIRECTORS' COMPENSATION

     The Company does not pay cash compensation to directors for serving on the Board. Each director, other than the Chairman of the Board and CEO, is granted options to acquire 100,000 shares of the Company's common stock at an exercise price equal to the fair market value of the stock on the date of grant.

EMPLOYMENT AGREEMENTS

     In July 2001, the Company extended to Mr. Mahoney a one page written offer of employment, which he accepted. No formal employment agreement was ever executed between the parties. On or about August 6, 2002, Mr. Mahoney resigned his position as Chief Executive Officer and President of the Company. Mr. Mahoney, through an entity he controls, provided services to the Company subsequent to August 6, 2002 through the end of 2002. The Company is not obligated to pay Mr. Mahoney any further amounts or issue any common stock or options to acquire stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding ownership of the Company's common stock as of March 20, 2003 by each person known to us to own beneficially more than 5% of the outstanding common stock of the Company, by each person who is a director, by each person listed in the Summary Compensation Table and by all directors and officers as a group.

     The information reflected in the following table was furnished by the persons listed therein. The calculations of the percent of shares beneficially owned are based on 186,821,024 shares of common stock outstanding on March 20, 2003 plus, with respect to each such person, the number of additional shares that will be outstanding upon exercise of the warrants and options exercisable within sixty (60) days set forth herein.

  Name and Address of        Beneficial      Percentage
   Beneficial Owner          Ownership        of Class
------------------------     ----------      ----------

John D. Stanton              76,001,925(1)     38.84%
P.O. Box 24567
Tampa, Florida 33623

Nicholas R. Tomassetti          400,000(3)       .20%
853 Vanderbilt Beach Rd.
Naples, Florida 34108

Ralph W. Hughes Revocable    32,016,719        16.36%
   Family Trust
P.O. Box 24567
Tampa, Florida 33623
                             ----------        -----
All Officers and Directors   76,401,925        39.04%
  (Two persons)

(1) Includes options to purchase 2,000,000 shares of Common Stock at an exercise price of $1.00 per share and options to purchase 2,000,000 shares of Common Stock at prices ranging from $.195 to $.2145 per share.

(2) Mr. Tomassetti was granted an option to acquire 100,000 shares of Common Stock at an exercise price of $.20 per share in 2001. In addition, Mr. Tomassetti was granted 300,000 shares of the Company's common stock effective January 1, 2003.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On December 15, 2000, EarthFirst Technologies and Florida Engineered Construction Products, Corporation ("FECP Corporation") executed a Revolving Line of Credit Promissory Note and a related Security Agreement. In addition, additional Promissory Notes have been entered into between EarthFirst Technologies and several of its subsidiaries and affiliates and FECP Corporation having a similar Security Agreement. Collectively, Mr. Stanton and Mr. Hughes own over 80% of the outstanding common stock of FECP Corporation and are the President and Chairman of the Board, respectively, for FECP Corporation. All Promissory Notes are payable on demand. The promissory note executed by EarthFirst Technologies bears interest at the rate of 9.9% per annum. As of December 31, 2002, the balance owed to FECP Corporation was $3,118,882.

     FECP Corporation has paid for various administrative services on behalf of the Company subsequent to the May 15, 2000. The cost of these services have been added to the balance of the Promissory Notes. The cost of various insurance coverage for the Company that has been paid by FECP Corporation has also been included in the balance of the Promissory Notes.

     The transactions described above are on terms no less favorable to the Company than those that could have been obtained from independent third parties in arms-length negotiations.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 10-KSB.

     (a)  Exhibits

ITEM 14. CONTROLS AND PROCEDURES

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer/Chief Financial Officer, who concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal control or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

EarthFirst Technologies, Incorporated and Subsidiaries


/s/ John Stanton              Chief Executive Officer,           March 31, 2003
------------------------      President and Chief
John Stanton                  Financial Officer

                          Independent Auditors' Report

Board of Directors
EarthFirst Technologies, Incorporated
Tampa, Florida

We have audited the accompanying consolidated balance sheet of EarthFirst Technologies, Incorporated and Subsidiaries (the "Company"), as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EarthFirst Technologies, Incorporated and Subsidiaries, at December 31, 2002, and the consolidated results of their operations and their cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has working capital and net capital deficiencies and is involved in significant litigation, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters, which include a possible bankruptcy filing, are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                         /s/ Aidman, Piser & Company, P.A.

March 12, 2003
Tampa, Florida

             EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002

                                     ASSETS

Property and equipment, net                                          $    159,620
                                                                     ------------

                                                                     $    159,620
                                                                     ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                  $    498,185
   Accrued expenses and other current liabilities                         731,831
   Lease obligations                                                      350,000
   Note payable, related party                                          3,118,882
                                                                     ------------
      Total current liabilities                                         4,698,898
                                                                     ------------
Commitments and contingencies                                                  --

Stockholders' deficit:
   Common stock, par value $.0001, 250,000,000
      shares authorized, 186,821,024 shares issued and outstanding         18,682
   Additional paid-in capital                                          42,996,889
   Accumulated deficit                                                (46,286,789)
                                                                     ------------
                                                                       (3,271,218)

   Less: treasury stock (1,950,000 shares at cost)                     (1,268,060)
                                                                     ------------
      Total stockholders' deficit                                      (4,539,278)
                                                                     ------------
                                                                     $    159,620
                                                                     ============


                 See notes to consolidated financial statements.

             EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                             2002            2001
                                                         ------------   -------------
Revenue                                                  $         --   $          --

Cost of sales                                                      --              --
                                                         ------------   -------------
Gross profit                                                       --              --

Selling, general and administrative expenses                1,401,379       2,851,556
Research and development expenses                           1,042,244       2,701,716
                                                         ------------   -------------

Loss from continuing operations before income
   taxes and other items                                   (2,443,623)     (5,553,272)
                                                         ------------   -------------

Other expenses:
   Interest expense                                          (179,597)       (344,276)
   Other expense                                             (153,364)       (245,684)
                                                         ------------   -------------
                                                             (332,961)       (589,960)
                                                         ------------   -------------

Loss from continuing operations before income taxes        (2,776,584)     (6,143,232)

Income tax expense                                                 --              --
                                                         ------------   -------------
Loss from continuing operations                            (2,776,584)     (6,143,232)

Discontinued operations:
   Loss from discontinued operations (no applicable
      income taxes)                                           (75,000)     (1,959,636)
   Loss on disposal of discontinued business segment
      (no applicable income taxes)                                (--)     (6,498,857)
                                                         ------------   -------------

Net loss                                                   (2,851,584)    (14,601,725)

Preferred stock dividends                                         (--)         (5,355)
                                                         ------------   -------------
Net loss attributable to common stockholders              ($2,851,584)   ($14,607,080)
                                                         ============   =============
Loss per common share attributable to common
   stockholders:
      Continuing operations                                     ($.02)          ($.05)
      Discontinued operations                                      --            (.07)
                                                         ------------   -------------
      Net loss                                                  ($.02)          ($.12)
                                                         ============   =============

Weighted average shares outstanding, basic and diluted    183,587,219     122,599,354
                                                         ============   =============

                 See notes to consolidated financial statements.

             EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                 Preferred Stock       Common Stock        Additional
                                 ---------------   ---------------------     Paid-in      Accumulated    Treasury
                                 Shares   Amount      Shares      Amount     Capital        Deficit        Stock          Total
                                 ------   ------   -----------   -------   -----------   ------------   -----------   ------------
Balances, January 1,
   2001                            461    $ 461     84,834,825   $ 8,484   $30,479,037   ($28,828,125)  $(1,268,060)  $    391,797

Conversion of related party
   debt to equity                   --       --     45,848,855     4,585     7,155,706             --            --      7,160,291

Preferred stock
   dividends                        --       --             --        --            --         (5,355)           --         (5,355)


Conversion of preferred stock
   and dividends payable
   to common stock                (461)    (461)     4,601,000       460        87,116             --            --         87,115

Conversion of convertible
   debentures to common
   stock                            --       --      3,868,307       387       668,504             --            --        668,891

Capital contribution resulting
   from sale of subsidiary to
   a principal stockholder          --       --             --        --     1,677,959             --            --      1,677,959

Net loss                            --       --             --        --            --    (14,601,725)           --    (14,601,725)
                                  ----    ------   -----------   -------   -----------   ------------   -----------   ------------
Balances,
   December 31, 2001                --       --    139,152,987    13,916    40,068,322    (43,435,205)   (1,268,060)    (4,621,027)
                                  ====    =====    ===========   =======   ===========   ============   ===========   ============

Conversion of related party
   debt to equity                   --       --     40,811,966     4,081     2,383,419             --            --      2,387,500

Conversion of convertible
   debentures to common
   stock                            --       --      3,356,071       335       213,423             --            --        213,758

Additional stock issued to
   settle equity claim and
   issuance of stock options        --       --      3,500,000       350       331,725             --            --        332,075

Net loss                            --       --            --        --            --      (2,851,584)           --     (2,851,584)
                                  -----   ------   -----------   -------   -----------   ------------   -----------   ------------
Balances
   December 31, 2002                --    $  --    186,821,024   $18,682   $42,996,889   ($46,286,789)  ($1,268,060)   ($4,539,278)
                                  ====    =====    ===========   =======   ===========   ============   ===========   ============

                See notes to consolidated financial statements.

             EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                    2002          2001
                                                                -----------   ------------
Cash flows from operating activities:
   Net loss                                                     ($2,851,584)  ($14,601,725)
   Adjustments to reconcile net loss to net cash flows
      from operating activities:
         Expenses funded through the issuance of common stock       215,000             --
         Depreciation and amortization                               12,780         20,000
         Amortization of goodwill                                        --        146,965
         (Gain)/loss on disposal of asset                             6,318         (8,175)
         Write-down of assets to net realizable value               140,301             --
         Write-down of assets in connection with
            discontinued operations and loss on disposal                 --      4,820,898
         Gain on business segment disposal accounted for as
            capital contribution                                         --      1,677,959
         Stock-based compensation                                    17,075             --
         Increase (decrease) in cash due to changes in:
            Accounts receivable                                          --        (26,132)
            Prepaid expenses and other assets                           820          1,208
            Accounts payable                                        (43,640)       177,626
            Accrued expenses                                         42,576        (53,773)
            Other liabilities                                       (56,101)        24,999
                                                                -----------   ------------
Net cash flows from operating activities                         (2,516,455)    (7,820,150)
                                                                -----------   ------------

Cash flows from investing activities:
   Acquisition of property and equipment                           (164,529)       (31,175)
                                                                -----------   ------------
Net cash flows from investing activities                           (164,529)       (31,175)
                                                                -----------   ------------

Cash flows from financing activities:
      Proceeds from related party note payable                    2,680,984      6,332,604
                                                                -----------   ------------
Net cash flows from financing activities                          2,680,984      6,332,604
                                                                -----------   ------------

Net change in cash                                                       --     (1,518,721)
Cash, beginning of year                                                  --      1,518,721
                                                                -----------   ------------

Cash, end of year                                               $        --   $         --
                                                                ===========   ============

                                  (Continued)

             EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                 Supplemental schedule of cash flow information

                                                                     2002   2001
                                                                     ----   ----

Cash paid during the year for interest                                $--    $--
                                                                      ===    ===

      Supplemental schedule of non-cash financing and investing activities

During 2002, the Company

     . Converted $161,000 of convertible debentures along with accrued interest and penalties of $52,758 to 3,356,071 shares of common stock.
     . Converted $2,387,500 of related party debt to 40,811,966 shares of common stock.
     . Settled disputed claims against the Company for 3,500,000 shares of common stock valued at $315,000.
     . Issued options to acquire 250,000 shares of common stock to a consultant valued at $17,075.

During 2001, the Company

     . Converted 461 shares of preferred stock outstanding at the beginning of the year plus accrued dividends of $87,115 to 4,601,000 shares of common stock.
     . Converted $539,000 of convertible debentures along with accrued interest of $129,891 to 3,868,307 shares of common stock.
     . Converted $7,160,291 of related party debt to 45,848,855 shares of common stock.

                 See notes to consolidated finicial statements.

             EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

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

     The Company is currently evaluating alternative technologies for the manufacture of activated carbon products. Activated carbon is used by water utilities, the food and beverage industry and others to remove impurities from water, including compounds that cause taste and odor problems. Activated carbon is also used to remove mercury in waste to energy and medical waste incinerators.

     Currently approximately $280 million of activated carbon is used annually in the United States. Activated carbon is sold in the form of powdered, granular, and pellets. The largest users are water treatment plants and the food and beverage industry.

     It is hoped that one or more processes can be further developed to manufacture activated carbon more economically than traditional methods as well as manufacture a higher quality activated carbon having removal characteristics superior to existing activated carbon products. The Company's initial efforts are focused on providing more attractive solutions to mercury removal at waste-to-energy plants and taste and odor problems at water plants located in Florida, Georgia, Alabama, and the Carolinas.

     At December 31, 2002, the Company's resources are focused on the development of certain activated carbon technologies. Efforts to further develop its liquid and solid waste technologies have been assigned a lower priority. It is uncertain when, if ever, significant efforts will be made to attempt to further advance these technologies; however a description of these technologies follows:

             EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

     Nature of business (continued):

     Liquid waste technology: This technology is embodied in the Company's plasma arc converters, known as BigSpark(TM) converters, which are designed to process liquid waste products, such as waste oils, greases, and antifreezes, and produce a clean-burning gas, known as NextGas(TM) synthetic fuel. The BigSpark(TM) converters create a high-temperature plasma that breaks down or destroys harmful compounds contained in the liquid and produces a clean-burning gas. The Company is also considering adaptations for the liquid waste technology to solve other liquid waste disposal problems such as waste disposal on naval vessels. The Company hopes to obtain funding to allow further development of its technology in such applications.

     Plasma arc converters:

     The Company is seeking to develop applications of the plasma arc converters to destroy Poly-Chlorinated Biphenyls, commonly referred to as "PCBs". PCBs have many stable qualities that once led to its use in various industrial applications with other compounds. Many people believe that long-term exposure to PCBs can increase the risk of cancer in humans and accordingly the use of PCBs was discontinued in the United States.

     The stable qualities of PCBs that at one time made them highly desirable in industrial uses also make them extremely difficult to destroy. The Company believes that it would be highly desirable to develop a process for the effective remediation of substances containing PCBs and consequently has made efforts to destroy PCBs by passing them through the high temperature plasma arc created in its BigSpark(TM) converters.

     Preliminary tests have indicated that the BigSpark(TM) converters have destroyed PCB molecules. While these test results are encouraging, in order to be commercially successful, the technology will need to be adapted to destroy PCB molecules in the surroundings where such elements are commonly found and on a sufficient scale to economically address the problems faced in PCB disposal.

     The Company's solid waste technology includes its Vacuum Distillation Process which is designed to transform waste motor vehicle tires into recyclable solid materials and a combustible gas stream. Gases produced in this process can be used as alternative sources of energy.

             EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

     Background of the Company:

     EarthFirst was formed on July 29, 1997, and commenced operations on November 1, 1997 to facilitate market applications through the licensing of late-stage technologies.

     In 2000, the Company acquired SAC-I, Inc. ("SAC-I"), an entity engaged in the businesses of recycling, demolition, and government contracting. In connection with this acquisition, substantially all of the Company's officers and the members of the Company's Board of Directors resigned.

     John D. Stanton, Chairman of the Board and Chief Executive Officer of SAC-I ("Stanton"), assumed control of the Company.

     Subsequent to the May 2000 acquisition, in addition to the technologies segment, the Company operated its Recycling and Demolition operations, as well as its government contract operations, through its subsidiary SAC-I. During calendar 2001, management decided it was in the best interest of the shareholders to discontinue these operations so that the Company's resources could be utilized to commercialize its liquid and solid waste technologies.

     During the second half of 2001, SAC-I wound down its operations and liquidated assets to pay creditors. The Company sold its stock in SAC-I on December 1, 2001 to an entity controlled by a principal stockholder.

     During the later half of calendar 2001, the Company continued its efforts to develop its liquid waste technologies. In the first part of calendar 2002, the Company built its first two BigSpark(TM) converter units for the purpose of producing NextGas(TM) for use as a cutting fuel to be sold commercially.

     During the third quarter of 2002, the Company's efforts to commercialize NextGas(TM) as a cutting fuel were indefinitely placed on hold for several reasons, including the inability to enter into an arrangement with one or more gas distributors, the difficulties of breaking into the market with a new product, the economics of the gas, and litigation with certain parties with whom the Company was previously associated. The Company's efforts during the remainder of 2002 to license NextGas(TM) as a cutting fuel were unsuccessful and have also effectively been placed on hold.

             EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

     Background of the Company (continued):

     During the third quarter of 2002, the Company began more actively revisiting opportunities to further develop its technologies involving the production of carbon-based products. This included discussions with APEX Adsorbents Corporation ("APEX") with respect to the possible formation of a joint venture entity for the commercialization of the Thermal Rapid Activation ("TRAC(TM)") technology controlled by APEX. A nonbinding letter of intent was entered into between the parties on or about August 27, 2002. At this time APEX and the Company are negotiating the terms of a formal agreement.

     Principles of Consolidation:

     The consolidated financial statements include the accounts of the Company and its subsidiaries, some of which are inactive at December 31, 2002. Those subsidiaries include, among others, EarthFirst NextGas, Inc. and EarthFirst Solid Solutions, Inc.

     Significant intercompany accounts and transactions have been eliminated in consolidation.

     Revenue recognition:

     The Company currently has no revenue generating activities.

     Property and equipment:

     Property and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which range from 5-7 years for machinery, computer equipment, office equipment and furniture.

     Advertising costs:

     The costs associated with producing and communicating advertising are expensed in the period incurred. There were no advertising expenditures associated with continuing operations during 2002 or 2001 and any other advertising was nominal.

             EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

     Use of estimates:

     Preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Stock-based compensation:

     The Company accounts for compensation costs associated with stock options issued to employees under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25") whereby compensation is recognized to the extent the market price of the underlying stock at the date of grant exceeds the exercise price of the option granted. Stock-based compensation to non-employees is accounted for using the fair-value based method prescribed by Financial Accounting Standard No. 123 ("FAS 123").

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

             EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

     Stock-based compensation (continued):

     Differences between APB25 and the fair value method are as follows:

                                                               2002           2001
                                                           ------------   ------------
     Net loss, as reported                                  ($2,851,584)  ($14,601,725)
                                                           ============   ============
     Stock-based compensation, as reported                 $     17,075             --
                                                                          ============
     Stock-based compensation under fair value method      $     17,075      ($376,000)
                                                           ============   ============
     Pro-forma net loss under fair value method             ($2,851,584)  ($14,977,725)
                                                           ============   ============

     Net loss per share, as reported                              ($.02)         ($.12)
     Proforma net loss per share under fair value method          ($.02)         ($.12)
                                                           ============   ============

     The "Black-Scholes" option-pricing model assumptions for options are as follows:

                                                               2002          2001
                                                            ----------    ----------
          Underlying stock price at grant date              $      .05    $      .15
          Exercise price                                    $      .05    $      .15
          Dividend yield                                             0%            0%
          Risk free interest rate                                    6%            6%
          Expected volatility                                       50%           50%
          Expected life of options                           2-3 years     2-3 years

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

             EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

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

     Diluted earnings per share is considered to be the same as basic earnings per share since the effect of common stock options and warrants and convertible debentures is anti-dilutive.

     Securities outstanding that were excluded from the computation of diluted earnings per share because they would have been anti-dilutive are as follows:

                                                            2002         2001
                                                         ----------   ----------
     Stock options                                       16,130,000   17,930,000
     Warrants                                             4,428,370    6,485,872
     Convertible debentures                                      --    3,339,969

             EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

     Recent Accounting Pronouncements

     FASB Statement No. 148 Accounting for Stock-Based Compensation--Transition and Disclosure (Statement 148)

     During December 2002, the Financial Accounting Standards Board (FASB) issued Statement 148. Statement 148 establishes standards for two alternative methods of transition to the fair value method of accounting for stock-based employee compensation of FASB Statement 123 Accounting for Stock-Based Compensation (Statement 123). Statement 148 also amends and augments the disclosure provisions of Statement 123 and Accounting Principles Board Opinion 28 Interim Financial Reporting to require disclosure in the summary of significant accounting policies for all companies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transitions standards and disclosure requirements of Statement 148 are effective for fiscal years and interim periods ending after December 15, 2002.

     The Company does not currently plan to transition to the fair value approach in Statement 123 and required disclosures regarding stock-based employee compensation have been included herein as a result of the adoption of this standard.

     FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (Interpretation 45)

     During November 2002, the FASB issued Interpretation 45. Under Interpretation 45 guarantees, contracts and indemnification agreements are required to be initially recorded at fair value. Current practice provides for the recognition of a liability only when a loss is probable and reasonably estimable, as those terms are defined under FASB Statement 5 Accounting for Contingencies. In addition Interpretation 45, requires significant new disclosures for all guarantees even if the likelihood of the guarantor's having to make payments under the guarantee is remote. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The initial recognition and measurement provisions of Interpretation 45 are applicable on a prospective basis to guarantees, contracts or indemnification agreements issued or modified after December 31, 2002.

             EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

     Recent Accounting Pronouncements (continued):

     FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (Interpretation 45) (continued):

     The Company currently has no guarantees, contracts or indemnification agreements that would require fair value treatment under the new standard. The Company's current policy is to disclose all material guarantees and contingent arrangements, similar to the disclosure requirements of Interpretation 45, which provide for disclosure of the approximate term, nature of guarantee, maximum potential amount of exposure, and the nature of recourse provisions and collateral.

     FASB Statement No.146 Accounting for Costs Associated with Exit or Disposal Activities (Statement 146)

     During July 2002, the FASB issued Statement 146. Statement 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Statement 146 requires the recognition of a liability for costs associated with exit or disposal activities when the liability is actually incurred. Under EITF 94-3, such costs were generally recognized in the period in which an entity committed to and exit plan or plan of disposal. While both standards covered costs associated with one-time termination benefits (e.g. severance pay or stay-bonus arrangements), Statement 146 provides standards that provide for the timing of recognition of these types of benefits. Statement 146 is effective for exit or disposal activities initiated after December 31, 2002.

     Management's plans with respect to the continuation of the Company are described in Note 2. While there are currently no specific plans to exit activities as part of these plans, any such activity would require the application of Statement 146.

             EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

     Recent Accounting Pronouncements (continued)

     FASB Statement 145 Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections (Statement
     145)

     During April 2002, the FASB issued Statement 145. Statement 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishments of Debt, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of the rescission of Statement No. 4, the classification of gain and losses arising from debt extinguishments requires consideration of the criteria for extraordinary accounting treatment provided in Accounting Principles Board Opinion No. 30 Reporting the Results of Operations. In the absence of Statement No. 4, debt extinguishments that are not unusual in nature and infrequent in occurrence would be treated as a component of net income or loss from continuing operations. Statement 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002. Adoption of this standard is not anticipated to have a significant effect on the Company's results of operations in the future.

2.   Management's plans regarding liquidity and capital resources:

     These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

     The Company has experienced recurring net losses since its inception and, as such, experienced negative operating cash flows through December 31, 2002. As such, the Company has significant working capital and net capital deficiencies at December 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Historically, negative operating cash flows have been funded with proceeds from sales of common and preferred stock, notes and convertible debentures payable. In addition in December of 2000, a party related to a principal stockholder provided an aggregate $2,500,000 in revolving lines of credit.

     The revolving line of credit is secured by all of the assets of the Company. The revolving line of credit is a demand loan which means that the lender can demand the full repayment of the loan at any time. If this were to occur at this time, the Company would be unable to repay the amount owed and consequently, the lender might foreclose on all of the assets of the Company under the security agreement.

             EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

2.   Management's plans regarding liquidity and capital resources (continued):

     During 2002, the Company has continued to rely almost entirely on additional loans made by the related party pursuant to the revolving line of credit in order to finance its operations and / or amounts invested for the Company's common stock from the related party or persons affiliated with that entity ($2,680,984 received during calendar 2002). The promissory note related to the revolving line of credit merely provides for a loan of up to $2,500,000. There is no obligation on the part of the related party to make any loan pursuant to this agreement even if the loan balance is less than $2,500,000. The related party is also not under any obligation to make any additional loans pursuant to a revolving line of credit or otherwise.

     Historically, the related party lender has periodically agreed to convert a portion of the loan balance into shares of the Company's common stock. There is no obligation on the part of the lender to convert any additional portion of the outstanding loan balance owed to it into common stock of the Company.

     The total amount received from all sources identified above approximated $2,700,000 during 2002 and $6,400,000 during 2001. Notwithstanding the proceeds of these financing sources, the Company had negative working capital of approximately $4,700,000 at December 31, 2002.

     It is reasonable to conclude that the Company will continue operations only if additional financing can be raised, such as through the sale of stock or additional borrowings. There can be no assurance that the Company will be successful in obtaining the necessary debt or equity financing needed to achieve its objectives.

     The divestiture or curtailment of certain subsidiaries during the fourth quarter of 2001 has significantly reduced the Company's rate of expenditures during calendar 2002 as compared to that of prior years. However, litigation involving several matters, including allegations made by a former consultant, as well as the minority interest shareholder of a now inactive subsidiary, has resulted in an increased level of expenditures for legal services. It is anticipated that additional expenditures will be incurred to protect the Company's interests in these matters.

     The Company is focused on the commercialization and further development of its liquid and solid waste technologies. Efforts to commercialize these technologies will require significant additional inflows of cash. These technologies are as yet unproven on a commercial basis and there is significant uncertainty as to whether such commercialization will ultimately be successful even if sufficient financing can be obtained.

             EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

2.   Management's plans regarding liquidity and capital resources (continued):

     The Company is involved in numerous disputes, particularly involving activities that occurred prior to May 15, 2000, which are discussed in depth in Note 12. Judgments have been entered against EarthFirst Technologies, Incorporated and that entity is being sued or suits threatened by various parties. EarthFirst Technologies, Incorporated is also involved in the litigation with a former consultant and the minority interest shareholder of USMagneGas, Inc. EarthFirst Technologies, Incorporated is also involved in a dispute with the Florida Department of Revenue involving sales and use tax liabilities primarily related to periods prior to calendar 2001. (See Notes 5 and 12.)

     The disputes contemplated above have made it increasingly difficult to raise capital and to engage in business with third parties. Consequently, the Board of Directors is considering alternative strategies for handling these disputes.

     EarthFirst Technologies, Incorporated has attempted to settle its disputes with these parties in the past and in fact was successful in settling many disputes with other parties over the past two and one-half years. However, the lack of resolution of these disputes with some of these parties still confront the Company.

     The Company also continues to incur operating losses. The operating losses give rise to additional debt, or to equity dilutions of the Company. The Company is exploring all options to resolve its prior obligations, including reorganization in or out of bankruptcy proceedings.

     Regardless of whether a formal bankruptcy petition is filed, the Company will need to obtain funding from outside sources during 2003 and beyond to continue its planned operations. There can be no assurance that the Company will be successful in obtaining the necessary debt or equity financing needed to achieve its objectives and continue as a going concern. The financial statements do not include any adjustments to the carrying amount of assets and the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

             EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

3.   Fair value of financial instruments and concentrations of credit risk:

     Fair value of financial instruments:

     All financial instruments are held or issued for purposes other than trading. The carrying amount of accounts payable and other current liabilities approximates fair value because of their short maturity. The carrying amount of related party notes payable and lease obligations approximates their fair value based on their demand nature and current market interest rates offered to the Company.

     Concentrations of credit risk:

     The Company owns no financial instruments that potentially subject the Company to significant concentrations of credit risk.

4.   Property and equipment:

     Property and equipment at December 31, 2002 consists of the following:

     Property not used in business - land                              $ 93,315
     Machinery and equipment                                             65,304
     Office furniture, equipment, computers and software                 35,100
                                                                       --------
                                                                        193,719
     Accumulated depreciation                                           (34,099)
                                                                       --------
                                                                       $159,620
                                                                       ========

5.   Accrued expenses and other liabilities:

     As discussed further under Litigation in Note 12, the Company is involved in several disputes with vendors who provided goods and services primarily related to the time during which the Company conducted manufacturing operations prior to May 15, 2000. In addition to the above, as is also discussed in the Litigation footnote, the Company is involved in a dispute with the Florida Department of Revenue concerning sales and use taxes.

     Included in the balance of Accrued expenses and other current liabilities is the Company's estimate of the amount at which the matters contemplated above will ultimately be resolved. Substantially all of the balance reflected is attributable to the disputed matters contemplated above.

             EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

5.   Accrued expenses and other liabilities (continued):

     The amount of the loss from discontinued operations reflected on filings of Form 10-QSBs filed for the first three quarters of calendar 2002 was in large part attributable to a provision for estimated sales and use taxes attributable to the examination being conducted by the Florida Department of Revenue. The estimated taxes were based in part upon preliminary amounts of unpaid taxes alleged by the Florida Department of Revenue. These preliminary amounts were reduced significantly as a result of extensive discussions and numerous correspondence during the latter portion of calendar 2002. Based upon the revisions made by the Florida Department of Revenue to its earlier drafts of its proposed assessment, the Company reversed a substantial amount of its provision for sales tax obligations on the Consolidated Statements of Operation during the fourth quarter of 2002.

     The Company believes that, after offsetting the Company's claims for refund of sales taxes it has paid, the Company is due a net refund from the Florida Department of Revenue. The Florida Department of Revenue does not as yet share this opinion. Accordingly, the Company has included an accrual for the amounts that the Florida Department of Revenue alleges are due and no amounts will be reported for the contingent gain associated with the refunds until such time as such refunds are approved. Total amounts reflected as due on the most recent drafts of the proposed assessment by the Florida Department of Revenue, including penalties and interest, aggregated $136,305 and are included in accrued expenses and other liabilities in the accompanying 2002 balance sheet. This matter is discussed further under Litigation in Note 12.

6.   Lease, financing and certain other obligations:

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

             EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

6.   Lease, financing and certain other obligations (continued):

     The proceeds received from the return or sale of assets was insufficient to satisfy the obligations owed. Several creditors have obtained judgments against the Company for amounts owed under these obligations or with respect to other aspects of the conduct of discontinued operations. Other creditors are currently in various stages of litigation with the Company over amounts claimed to be owed.

     The Company is disputing amounts claimed by these and other creditors and is attempting to negotiate settlements with respect to all claims. It is uncertain as to the ultimate resolution of these amounts. The balance reflected on the financial statements for Lease Obligations is the Company's estimate of the amount for which these disputed obligations will ultimately be settled.

7.   Note payable, related party:

     Note payable, related party consists of a note payable to an entity controlled by the Company's Chief Executive Officer (John Stanton) (also a principal stockholder) pursuant to a $2,500,000 revolving line of credit secured by all of the assets of EarthFirst. Interest is at 9.9%. The amount outstanding at December 31, 2002, including interest was $3,118,882. The loan is payable on demand. Interest expense associated with notes payable owed to the related party was $172,951 and $339,309 in 2002 and 2001, respectively.

     In January of 2002, the related party and persons affiliated with the related party acquired 40,811,966 shares of the Company's common stock in exchange for a portion of the note payable totaling $2,387,500.

8.   Convertible debentures:

     On March 30, 2000, an unrelated investor loaned the Company $700,000 through the purchase of Series 2000-A 8% Convertible Notes.

     The Series 2000-A Convertible Notes permitted the investor to elect to convert all or a portion of the notes into shares of the Company's common stock at a conversion price for each common share equal to the lesser of
     (1) $.75; or (2) eighty percent (80%) of the lowest of the closing bid prices for the common stock for the five trading days immediately preceding the conversion date.

             EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

8.   Convertible debentures (continued):

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

     During 2001, the creditor converted $539,000 of the principal of the Series 2000-A Convertible Notes and $129,891 of accrued interest and liquidated damages into 3,868,307 shares of the Company's common stock. The investor converted the remaining $161,000 of principal and $52,758 of accrued interest and liquidated damages into 3,356,071 shares of the Company's common stock in January of 2002.

9.   Stockholders' equity:

     Stock Options:

     During calendar 2002, the Company issued options to acquire 250,000 shares of its common stock to a consultant at an exercise price of $.05 per share. This resulted in the Company's recognition of stock-based compensation expense of $17,500 in 2002. No other stock options or warrants to acquire shares were issued during calendar 2002.

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

             EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

9.   Stockholders' equity (continued):

     A summary of the status of the Company's outstanding stock options as of December 31, 2002 and 2001, and the changes during the years ending on those dates, is presented below:

                                                                   Weighted Average
                                                        Shares      Exercise Price
                                                      ----------   ----------------
     Options outstanding, January 1, 2001             10,230,000         $.54
     Options granted                                   3,600,000          .15
     Options expired                                          --           --
                                                      ----------         ----
     Options outstanding, December 31, 2001           13,830,000          .44

     Options granted                                     250,000          .05
     Options expired                                  (4,650,000)         .67
                                                      ----------         ----
     Options outstanding, December 31, 2002, all of
       which are exercisable                          9,430,000          $.32
                                                      ==========         ====

     The following table summarizes information for options and warrants outstanding and exercisable at December 31, 2002.

                                           Options and Warrants
                                        Outstanding and Exercisable
                                    -------------------------------------------
      Range of                                   Weighted Avg.    Weighted Avg.
       Prices                         Number    Remaining Life   Exercise Price
     ----------                     ---------   --------------   --------------
     $0.01-1.00                     9,430,000      6.73 yrs.         $.32
                                    =========      =========         ====

     Weighted average grant date fair values are as follows:

                                             Number of   Exercise   Grant date
                                              Options     Price     fair value
                                             ---------   --------   ----------
     Exercise price:
     Equals market                           6,903,800     $.12        $.08
     Exceeds market                          2,466,200     $.85        $.10
     Less than market                           60,000     $.31        $.34

             EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

     Common stock warrants:

     The following table summarizes information for stock warrants outstanding and exercisable at December 31, 2002.

                                      Warrants Outstanding and Exercisable
                                    --------------------------------------------
                         Range of                 Weighted Avg.    Weighted Avg.
                          Prices      Number     Remaining Life   Exercise Price
                         --------   ----------   --------------   --------------
                           $2.40       143,750      15 months         $2.40
                           $ .40     3,800,000      22 months           .40

                           $1.54        70,000       3 months          1.54
                           $ .52        95,274       4 months           .52
                           $ .54       319,346       4 months           .54
                           -----    ----------      ---------         -----
     Outstanding
       December 31,
       2001 and 2002                $4,428,370      20 months
                                    ==========      =========

     There were no warrants granted during 2002 or 2001.

     The fair value of the options and the warrants granted were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                             2002        2001
                                                           ---------   ---------
     Expected life of options                              2-3 years   2-3 years
     Risk free interest rate                                   5%          6%
     Expected volatility                                      50%         50%
     Expected dividend yield                                   0%          0%

     Stock issuances for services:

     During 2002, the Company issued shares of unregistered common stock to settle a dispute. No shares were issued for services during 2002 or 2001. The shares issued during 2002 have been valued at prices that approximate prices for cash sales of similar stock to others during the same periods.

             EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

10.  Income taxes:

     Deferred tax assets consist of the following at December 31, 2002 and 2001:

                                                                    2002           2001
                                                                ------------   ------------
        Net operating loss carryover                            $ 13,976,000   $ 12,926,000
        Deferred tax asset valuation allowance                   (13,976,000)   (12,926,000)
                                                                ------------   ------------
                                                                $         --   $         --
                                                                ============   ============

     Income tax (expense) benefit consists of the following:
                                                                   2002            2001
                                                                ------------   ------------
        Current:
        Federal                                                 $         --   $         --
                                                                ------------   ------------

        Deferred:
          Benefit of net operating loss carryover                  1,050,000      5,475,000
          Change in deferred tax asset valuation allowance        (1,050,000)    (5,475,000)
                                                                ------------   ------------
                                                                          --             --
                                                                ------------   ------------
                                                                $         --   $         --
                                                                ============   ============

     The expected income tax benefit at the statutory tax rate differed from income taxes in the accompanying statements of operations as follows:

                                                       Percentage of loss before
                                                             income taxes
                                                       -------------------------
                                                             2002     2001
                                                            -----    -----
        Statutory tax rate                                   34.0%    34.0%
        State tax, net of federal benefit                     3.5%     3.5%
        Change in deferred tax asset
          valuation allowance                               (37.5%)  (37.5%)
                                                            -----    -----

        Effective tax rate in accompanying
          statement of operations                               0%       0%
                                                            =====    =====

     The Company has net operating loss carryovers of approximately $34,000,000 at December 31, 2002. The net operating loss carryover principally expires from 2018 through 2022.

             EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

11.  Related party transactions:

     As discussed in Note 2, during 2002 and 2001 the Company obtained funding through a secured revolving line of credit with an entity related to the Chief Executive Officer/Principal Stockholder of the Company. (See Note 7.)

     The entity with whom the Company has the secured line of credit paid for various administrative services on behalf of the Company and its subsidiaries during 2002 and 2001. Such services included accounting, payroll processing, human resource, information technology, engineering and other services. This entity also paid the costs of various insurance coverage for the Company and its subsidiaries as well as the cost of vehicles used by employees, rent for the Company's headquarters, legal services rendered on behalf of the Company and its subsidiaries, as well as the services of independent contractors related to the wind up of certain operations. The cost of these items has been charged to general and administrative expenses and included in the balance of the secured revolving line of credit.

12.  Commitments and contingencies:

     Legal proceedings:

     The Company is involved in litigation with Ruggero Maria Santilli ("Santilli"), The Institute for Basic Research, Inc. ("IBR"), and Hadronic Press, Inc. ("Hadronic") concerning certain aspects of the Company's liquid waste technologies. The matters contemplated above will be referred to as the "Santilli Suit" and the "Hadronic Suit". Hadronic claims to own the intellectual property rights to one or more aspects of the Company's liquid waste technologies.

     Management continues to believe that the Company owns all of the intellectual property rights necessary to commercialize and further develop its liquid and solid waste technologies without resorting to a license from any third parties. Similarly, the Company's legal counsel continues to believe that the Company currently possesses all of the intellectual property rights necessary to commercialize its NextGas(TM) synthetic fuel and Big Spark(TM) converter technologies and to further develop these technologies in additional applications.

     The Company continues to believe that both litigation brought against the Company by the above parties is unfounded and without merit and that the Company will ultimately prevail against these parties with respect to the Company's commercial technology.

             EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

12.  Commitments and contingencies (continued):

     Legal proceedings (continued):

     Nevertheless, Management believes that the Santilli Suit and the Hadronic Suit have been harmful to the Company in that they have resulted in creating uncertainty in the minds of potential customers and joint venture partners as to the Company's ability to successfully commercialize its technologies. This litigation has also been harmful to the Company in that significant resources, both financial and in terms of the efforts of Management, have been committed to contest this matter and defend the Company's right to its technologies. It is likely that defending this matter will continue to drain the Company's resources. Management believes that these resources could be better utilized to advance the interests of the shareholders of the Company. No liability, if any, that might result from this matter has been recorded in the financial statements.

     The Company is also involved in disputes with vendors for various alleged obligations associated with operations that were discontinued in prior years. Several disputes involve deficiency balances associated with lease obligations for equipment acquired by the Company for its contract manufacturing and BORS Lift operations that were discontinued during calendar 2000. The machinery and equipment associated with many of these obligations has been sold with the proceeds paid to the vendor or the equipment has been returned to the vendor. Several of the equipment leasing entities claim that balances on the leases are still owed.

     The Florida Department of Revenue (the "DOR") has conducted an examination of the Company's Florida Sales and Use Tax Returns from its inception through June 30, 2001. The DOR currently alleges that the Company owes approximately $136,305 of taxes, penalties and interest. Included in this amount is a relatively small amount of unpaid sales taxes related to sales made during 1998 through 2000. The remainder of this amount is attributable primarily to unpaid use taxes on the purchase or lease of machinery, equipment, and materials used to construct machinery for resale.

     There are many disputed items between the parties. The DOR and the Company continue in discussions at the local level in an attempt to resolve these issues. If these issues cannot be satisfactorily resolved at the local level, the Company intends to utilize its rights in the appeals process within the DOR and, if such efforts are unsuccessful, may consider remedies in the courts. Notwithstanding the Company's position in this matter, it has recorded the amounts allegedly owed in the accompanying 2002 financial statements.

             EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

13.  Quarterly information(unaudited):

                        March           June         September      December
                     ------------   ------------   ------------   ------------
     2002
     Revenues        $         --   $         --   $         --   $         --
     Net loss           ($745,262)   ($1,039,831)     ($554,198)     ($512,293)
     EPS                ($    .00)   ($      .01)     ($     00)     ($    .00)

                        March           June         September      December
                     ------------   ------------   ------------   ------------
     2001
     Revenues        $         --*  $         --   $         --   $         --
     Net loss         ($1,896,141)   ($5,762,782)   ($3,115,317)   ($3,827,485)
     EPS              ($      .02)   ($      .05)   ($      .02)   ($      .03)

     * Restated to reflect effect of discontinued operations.

CERTIFICATIONS

I, John Stanton, certify that:

1. I have reviewed this annual report on Form 10-KSB of EarthFirst Technologies, Incorporated and Subsidiaries;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have: designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others, particularly during the period in which this annual report is being prepared; evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the registrant's board of directors;

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003


/s/ John Stanton
----------------------------------
John Stanton
Chief Executive Officer, President
and Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 31, 2003


        By: /s/ JOHN D. STANTON
            -----------------------------------------------
            John D. Stanton
            Chairman of the Board, Chief Executive
            Officer, President, and Chief Financial Officer


        By: /s/ NICHOLAS R. TOMASSETTI
            -----------------------------------------------
            Nicholas R. Tomassetti
            Director