Form 10QSB
period 2003-03-31
EARTHFIRST TECHNOLOGIES INC
filed 2003-05-14
CIK 1056748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended – March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _________________

Commission File Number 0-23897

EARTHFIRST TECHNOLOGIES, INCORPORATED

(Exact name of small business issuer as specified in its charter)

Florida	59-3462501
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5025 West Lemon Street, Tampa, Florida 33609

(Address of principal executive offices)

(813)287-9733

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes  ☐  No  ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 8, 2003: 186,821,024 shares $ .0001 par value common stock.

Transitional Small Business Disclosure Format (check one) Yes  ☐  No  ☒

FORM 10-QSB

EARTHFIRST TECHNOLOGIES, INCORPORATED

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2003 (Unaudited)	December 31, 2002
ASSETS
Property and equipment, net	$156,305	$159,620

	$156,305	$159,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$516,633	$498,185
Accrued expenses and other current liabilities	555,851	731,831
Lease obligations	350,000	350,000
Notes payable, related party	3,607,017	3,118,882

Total current liabilities	5,029,501	4,698,898

Commitments and contingencies	—	—
Stockholders’ deficit:
Common stock, par value $.0001, 250,000,000 shares authorized, 186,821,024 shares issued and outstanding	18,682	18,682
Additional paid-in capital	42,996,889	42,996,889
Accumulated deficit	(46,620,707)	(46,286,789)

	(3,605,136)	(3,271,218)
Less treasury stock (1,950,000 shares at cost)	(1,268,060)	(1,268,060)

Total stockholders’ equity	(4,873,196)	(4,539,278)

	$156,305	$159,620

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002

(UNAUDITED)

	Three Months Ended March 31,
	2003	2002
Revenue	$—	$—
Cost of sales	—	—

Gross profit	—	—
Selling, general and administrative expenses	186,045	389,330
Research and development expenses	221,355	322,896

Loss from operations before income taxes and other items	(407,400)	(712,226)

Other income (expense):
Gain on cancellation of debt	155,000	—
Interest expense	(81,519)	(33,036)

Net loss	$(333,919)	$(745,262)

Net loss per common share	$(.002)	$(.004)

Weighted average shares outstanding	186,821,024	170,999,262

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002

(UNAUDITED)

	2003	2002
Cash flows from operating activities:
Net loss	$(333,919)	$(745,262)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	3,315	2,000
Gain on cancellation of debt	155,000	—
Increase (decrease) in cash due to changes in:
Current assets	—	(11,674)
Current liabilities	(231,012)	(60,912)

Net cash flows from operating activities	(406,616)	(815,848)

Cash flows from investing activities:
Acquisition of property and equipment	—	(10,332)

Net cash flows from investing activities	—	(10,332)

Cash flows from financing activities:
Proceeds from note payable, related party	406,616	826,180

Net cash flows from financing activities	406,616	826,180

Decrease in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

During 2003, the Company had no non-cash financing or investing activities.

During 2002, the Company:

•	Converted $161,000 of convertible debentures along with accrued interest and penalties of $52,758 to 3,356,071 shares of common stock
•	Converted $2,387,500 of related party debt to 40,811,966 shares of common stock

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002

1. Nature of business, basis of presentation and summary of significant accounting policies:

Basis of presentation:

The interim financial statements of EarthFirst Technologies, Incorporated and its subsidiaries (“EarthFirst” or the “Company”) that are included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim period, and all such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-KSB for the year then ended. The report of the Company’s independent auditors for the year ended December 31, 2002 contains an explanatory paragraph as to the substantial doubt of the Company’s ability to continue as a going concern. No adjustments have been made to the accompanying financial statements to give effect to this uncertainty. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations for a full fiscal year.

Net loss per share:

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding plus potential dilutive securities (common stock options and warrants). For the three months ended March 31, 2003 and 2002, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Nature of business:

EarthFirst is focused on the research, development, and commercialization of technologies for the production of activated carbon products as well as technologies for the production of alternative sources of fuel and the destruction and/or remediation of liquid and solid waste.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002

2. Management’s plans regarding liquidity and capital resources:

The Company has experienced recurring net losses since its inception and, as such, experienced negative operating cash flows through March 31, 2003. As such, the Company has significant working capital and net capital deficiencies at March 31, 2003. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Historically, negative operating cash flows have been funded with proceeds from sales of common and preferred stock, notes and convertible debentures payable. In addition, in December of 2000, a party related to a principal stockholder provided an aggregate $2,500,000 in a revolving line of credit to the Company. In January 2003, EarthFirst Technologies, Incorporated and several of its subsidiaries and a limited liability company executed several additional promissory notes with the related party.

Each of the loans contemplated above is secured by all of the assets of each of the borrowers that were a part of the promissory notes and are payable on demand which means that the lender can demand the full repayment of the loans at any time. If this were to occur at this time, the Company would be unable to repay the amount owed and consequently, the lender might foreclose on all of the assets of the Company under the security agreements.

During 2003, the Company has continued to rely entirely on additional loans made by the related party pursuant to the revolving lines of credit referred to above in order to finance its operations. The promissory notes related to the revolving lines of credit merely provide for a loan of up to a certain amount. There is no obligation on the part of the related party to advance any additional funds pursuant to any of these agreements even if the loan balance is less than the amount of the note. The related party is also not under any obligation to make any additional loans pursuant to any of the revolving lines of credit or otherwise.

Historically, the related party lender has periodically agreed to convert a portion of the loan balances into shares of the Company’s common stock. There is no obligation on the part of the lender to convert any additional portion of the outstanding balance owed to it into common stock of the Company and, at this time, it is not anticipated that any such conversions will occur.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002

2. Management’s plans regarding liquidity and capital resources (continued):

Notwithstanding the proceeds of these financing sources, the Company had negative working capital of approximately $5,000,000 at March 31, 2003. It is reasonable to conclude that the Company will continue operations only if additional financing can be raised such as through the sale of its stock or through additional borrowings. There can be no assurance that the Company will be successful in obtaining the necessary debt or equity financing needed to achieve its objectives.

3. Notes Payable, Related Party:

On January 28, 2003, the Company executed three separate documents titled Revolving Line of Credit Promissory Note in the amounts of $2,500,000, $3,000,000 and $3,000,000, respectively, with an entity related through common ownership. Each of these obligations is payable on demand and bears interest at the rate of 10%. A separate Security Agreement was entered into in connection with each of these agreements which granted a security interest in all of the assets of each of the debtors that were a party to the respective Revolving Line of Credit Promissory Note. Additional information concerning these notes is disclosed in footnote 2.

4. Legal proceedings:

During calendar 2003, there has been no resolution of any of the substantive legal matters discussed in the Company’s 2002 Form 10-KSB, except for one matter, which was resolved resulting in a gain of $155,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis provides information that is relevant to an assessment and understanding of the Company’s results of operations and financial condition. The discussion should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, as well as the unaudited March 31, 2003 condensed statements and notes thereto.

During the quarter ended March 31, 2003, the Company has continued its efforts in developing and further refining the technological knowledge that has been created as a result of its efforts for the manufacture of activated carbon products including products having superior qualities to those currently available in the market.

In order to manufacture activated carbon in commercial quantities the Company will need to construct a manufacturing facility to produce its products. It is estimated that the cost of such a facility will range from approximately $2 million to $6 million depending upon level of production desired. Given its current financial condition, the Company will need to raise significant funds from outside sources in order to develop such a facility. During the quarter ended March 31, 2003, the Company was unsuccessful in raising funding and continues to seek alternative methods of arranging additional equity.

During the quarter ended March 31, 2003, the Company also continued its efforts to develop other applications of its plasma arc converter technologies, including applications for the destruction of Poly-Chlorinated Biphenyls, commonly referred to as PCBs. As a result of funding constraints and its efforts to develop technologies for the production of activated carbon products, efforts to develop these other applications of the plasma arc converter technologies progressed at a slow pace during the quarter.

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002.

Revenues, cost of sales, and gross profits for the three months period ending March 31, 2003 and 2002 are comparable since no sales occurred in either period.

Selling, general and administrative expenses for the three-month period ending March 31, 2003 decreased by $203,285, from $389,330 in the prior year, to $186,045 in the current period, or a decrease of approximately 52% compared to the three-month period ending March 31, 2002. A significant portion of this decrease is attributable to a decrease in the level of legal fees during the current period as compared to the prior year. Furthermore, a significant portion of the decrease is attributable to the elimination of compensation expense paid to the Company’s former Chief Executive Officer during the period ending March 31, 2002. Selling, general and administrative expenses for the period ending March 31, 2003 are related primarily to the administrative expenditures incurred by the Company as a public entity, legal fees related to ongoing litigation, and expenditures for marketing, promotion, and related efforts incurred in connection with the Company’s investigation of the activated carbon market.

Research and development expenses decreased from $322,896 in the three months ended March 31, 2002 to $221,355 in the three months ended March 31, 2003 or a 31% decrease for the three-month period. This decrease was attributable primarily to the curtailment of the Company’s efforts to develop its liquid waste technologies during the current year but was partially offset by the Company’s efforts in connection with its activated carbon technologies.

Interest expense increased for the three-month period ended March 31, 2003 by $48,483, an increase of approximately 146%, over that of the comparable prior year period due to the higher balances related to the Company’s borrowings pursuant to the revolving line of credit loans from a related party.

Net loss for the three-month period ending March 31, 2003 decreased by $411,343 over losses from continuing operations reflected for the three-month period ending March 31, 2002, a decrease of approximately 55%. This decrease reflects the effects of the activities described above and is primarily related to the decrease in the level of expenditures for research and development efforts.

During the quarter ending March 31, 2003, the Company realized a gain on cancellation of debt in the amount of $155,000 attributable to the settlement of invoices incurred primarily during calendar 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced recurring net losses since its inception and, as such, has experienced negative operating cash flows through March 31, 2003. The Company has historically funded these negative operating cash flows with proceeds from sales of common and preferred stock, notes and convertible debentures.

Since May 15, 2000, John Stanton and entities associated with Mr. Stanton have advanced the Company significant amounts. During December 2000, the Company entered into a revolving line of credit with an entity related to Mr. Stanton, which is secured by all of the assets of the Company. Additional loan documents were executed in January of 2003 between the related party and the various entities that comprise the Company.

The Company intends to finance its operations through the sale of common stock as well as continued borrowings under the revolving line of credit with the related party. At this time, the Company’s sole significant source of funding is through the promissory notes with the related party described above. The Company hopes to borrow additional funds from this related party to meet its needs in the immediate future, however, there is no requirement that the related party continue to make additional loans. The related party is also not obligated to agree to convert part or all of the loan balance into shares of the Company’s common stock as it has done in the past.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, who concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer / Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

NOTE ON FORWARD-LOOKING STATEMENTS

The information set forth in this Report on Form 10-QSB under the Sections “Management’s Discussion and Analysis or Plan of Operation”, “Liquidity and Capital Resources” and elsewhere relate to future events and expectations and as such constitute “Forward-Looking Statements” within the meaning of the Private Securities Litigation Act of 1995. The words “believes,” “anticipates,” “plans,” “expects,” and similar expressions in this report are intended to identify forward-looking statements. In addition, any statements concerning future Company actions, which may be provided by management, are also forward-looking statements as defined by the Act. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to materially differ from any future results, performance, or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. Such factors include, among others, those listed under Item 1 of the Form 10-KSB and other factors detailed from time to time in the Company’s other filings with the Securities and Exchange Commission. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report. The Company has no specific intention to update these statements.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The exhibits in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-QSB.

(b) Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter ended March 31, 2003.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EARTHFIRST TECHNOLOGIES, INCORPORATED (Registrant)

Date: May 8, 2003

By:	/s/ JOHN D. STANTON
John D. Stanton, Chief Executive Officer, President, and Chief Financial Officer

CERTIFICATIONS

I, John D. Stanton, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of EarthFirst Technologies, Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date

5. I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the registrant’s board of directors;

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003

/s/ JOHN D. STANTON
John D. Stanton Chief Executive Officer, President and Chief Financial Officer

Exhibit Index Number	Description

3	Articles of incorporation and bylaws

3.1	Articles of Incorporation of PAC Products, Inc.

3.2	Articles of Amendment to the Articles or Incorporation of PAC Products, Inc.

3.3	Articles of Organization of Florida Carbon Solutions, LLC

4	Instruments defining the rights of securities holders, including indentures

4.1

Revolving Line of Credit Promissory Note dated January 28, 2003 between EarthFirst Technologies, Incorporated, EarthFirst Solid Solutions, Inc., EarthFirst Nextgas, Inc., EarthFirst Resources, Inc. and Gibsonton Property, Inc. collectively and Florida Engineered Construction Products Corporation.

4.2	Security Agreement to which the above Revolving Line of Credit Promissory Note is subject.

4.3

Revolving Line of Credit Promissory Note dated January 28, 2003 between Florida Carbon Solutions, Inc, EarthFirst Technologies, Incorporated and EarthFirst Solid Solutions, Inc. collectively and Florida Engineered Construction Products Corporation.

4.4	Security Agreement to which the above Revolving Line of Credit Promissory Note is subject.

4.5

Revolving Line of Credit Promissory Note dated January 28, 2003 between PAC Products, Inc. and EarthFirst Technologies, Incorporated, collectively, and Florida Engineered Construction Products Corporation.

4.6	Security Agreement to which the above Revolving Line of Credit Promissory Note is subject.

4.7

Joinder In Revolving Line of Credit Promissory Note made and executed by EarthFirst NextGas, Inc., Gibsonton Property, Inc. and EarthFirst Resources, Inc., collectively, and Florida Engineered Construction Products Corporation.

4.8	Security Agreement to which the above Joinder in Revolving Line of Credit Promissory Note is subject.

99	Additional exhibits

99.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.