Form 10QSB
period 2003-06-30
EARTHFIRST TECHNOLOGIES INC
filed 2003-08-14
CIK 1056748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended – June 30, 2003

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

(813) 287-9733

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 12, 2003: 186,821,024 shares $ .0001 par value common stock.

Transitional Small Business Disclosure Format (check one)  Yes  ☐  No  ☒

FORM 10-QSB

EARTHFIRST TECHNOLOGIES, INCORPORATED

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2003 AND DECEMBER 31, 2002

	June 30, 2003 (Unaudited)	December 31, 2002
ASSETS
Property and equipment, net	$152,989	$159,620

	$152,989	$159,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$559,546	$498,185
Accrued expenses and other current liabilities	557,253	731,831
Lease obligations	350,000	350,000
Notes payable, related party	3,952,477	3,118,882

Total current liabilities	5,419,276	4,698,898

Commitments and contingencies	—	—
Stockholders’ deficit:
Common stock, par value $.0001, 250,000,000 shares authorized, 186,821,024 shares issued and outstanding	18,682	18,682
Additional paid-in capital	42,996,889	42,996,889
Accumulated deficit	(47,013,798)	(46,286,789)

	(3,998,227)	(3,271,218)
Less treasury stock (1,950,000 shares at cost)	(1,268,060)	(1,268,060)

Total stockholders’ equity	(5,266,287)	(4,539,278)

	$152,989	$159,620

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue	$—	$—	$—	$—
Cost of sales	—	—	—	—

Gross profit	—	—	—	—
Selling, general and administrative expenses	185,338	363,852	371,383	753,182
Research and development expenses	152,535	221,769	339,009	544,665

Loss from operations before income taxes and other items	(337,873)	(585,621)	(710,392)	(1,297,847)

Other income (expense):
Gain on cancellation of debt	—	—	155,000	—
Interest expense	(90,098)	(34,210)	(171,617)	(67,246)

Loss from continuing operations	(427,971)	(619,831)	(727,009)	(1,365,093)
Discontinued operations (no applicable income taxes)	—	(420,000)	—	(420,000)

Net loss	$(427,971)	$(1,039,831)	$(727,009)	$(1,785,093)

Net loss per common share
Continuing operations	$(.01)	$(.01)	$(.01)	$(.01)
Discontinued operations	(.00)	(.00)	(.00)	(.00)

Net loss	$(.01)	$(.01)	$(.01)	$(.01)

Weighted average shares outstanding	186,821,024	184,993,246	186,821,024	180,263,584

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(UNAUDITED)

	2003	2002
Cash flows from operating activities:
Net loss	$(727,009)	$(1,785,093)
Adjustments to reconcile net loss to net cash flows from operating activities:
Expenses funded through the issuance of common stock	—	215,000
Depreciation	6,631	2,000
Gain on cancellation of debt	155,000	—
Increase (decrease) in cash due to changes in:
Current liabilities	(96,600)	153,817

Net cash flows from operating activities	(661,978)	(1,414,276)

Cash flows from investing activities:
Acquisition of property and equipment	—	(71,114)

Net cash flows from investing activities	—	(71,114)

Cash flows from financing activities:
Proceeds from note payable, related party	661,978	1,485,390

Net cash flows from financing activities	661,978	1,485,390

Change in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

During 2003, the Company had no non-cash financing or investing activities.

During 2002, the Company:

•	Converted $161,000 of convertible debentures along with accrued interest and penalties of $52,758 to 3,356,071 shares of common stock

•	Converted $2,387,500 of related party debt to 40,811,966 shares of common stock

•	Settled disputed claims against the Company for 3,500,000 shares of common stock valued at $315,000.

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2002

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

Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding plus potential dilutive securities (common stock options and warrants). For the three and six months ended June 30, 2003 and 2002, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. Accordingly, net loss per common share reflected on the Condensed Consolidated Statements of Operations is both the basic net loss per common share and the diluted net loss per common share.

Nature of business:

EarthFirst is focused on the research, development, and commercialization of technologies for the production of alternative sources of fuel and the destruction, purification, and / or remediation of liquid and solid waste. The Company is also seeking to develop technologies for the production of activated carbon products.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2002

1.	Nature of business, basis of presentation and summary of significant accounting policies (continued):

Nature of business (continued):

During the quarter ended June 30, 2003, the Company embarked on a program to identify and negotiate with qualified partners for the various applications of each of the Company’s three categories of technology (liquid wastes, solid wastes, and activated carbon).

Recent accounting pronouncements:

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is designed to improve financial reporting such that contracts with comparable characteristics are accounted for similarly. The statement, which is generally effective for contracts entered into or modified after June 30, 2003, is not anticipated to have a significant effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently has no such financial instruments outstanding or under consideration and therefore adoption of this standard currently has no financial reporting implications.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Valuable Interest Entities. This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. This interpretation is effective immediately for variable interest entities created after January 31, 2003 and for interim periods beginning after June 15, 2003 for interests acquired prior to February 1, 2003. The Company currently has no ownership in variable interest entities and therefore adoption of this standard currently has no financial reporting implications.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

2.	Management’s plans regarding liquidity and capital resources:

The Company has experienced recurring net losses since its inception and, as such, experienced negative operating cash flows through June 30, 2003. As such, the Company has significant working capital and net capital deficiencies at June 30, 2003. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Historically, negative operating cash flows have been funded with proceeds from sales of common and preferred stock, notes and convertible debentures payable. In addition, in December of 2000, an entity related to a principal stockholder provided an aggregate $2,500,000 in a revolving line of credit to the Company. In January 2003, EarthFirst Technologies, Incorporated and several of its subsidiaries (including a limited liability company it owns) executed several additional promissory notes with the related party.

Each of the loans with the related party contemplated above is secured by all of the assets of each of the borrowers that were a party to the promissory notes and are payable on demand, which means that the lender can demand the full repayment of the loans at any time. If this were to occur at this time, the Company would be unable to repay the amount owed and consequently, the lender might foreclose on all of the assets of the Company under the security agreements associated with the promissory notes.

During 2003, the Company has continued to rely entirely on additional loans made by the related party pursuant to the revolving lines of credit in order to finance its operations ($661,978 received through June 30, 2003). The promissory notes related to the revolving lines of credit merely provide for a loan of up to a certain amount. There is no obligation on the part of the related party to advance any additional funds pursuant to any of these agreements even if the loan balance is less than the amount of the note. The related party is also not under any obligation to make any additional loans pursuant to any of the revolving lines of credit or otherwise.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

2.	Management’s Plans Regarding Liquidity and Capital Resources (continued):

Notwithstanding the proceeds of these financing sources, the Company had negative working capital of approximately $5,400,000 at June 30, 2003. It is reasonable to conclude that the Company will continue operations only if additional financing can be raised such as through the sale of its stock or through additional borrowings. There can be no assurance that the Company will be successful in obtaining the necessary debt or equity financing needed to achieve its objectives.

During the quarter ended June 30, 2003, the Company completed its plan of commercialization for its technologies. The scope of the Company’s endeavors still includes liquid waste, solid waste, and activated carbon. In order to accelerate commercialization, the Company is seeking to identify and negotiate with qualified partners for the various applications of each of the Company’s technologies.

It is anticipated that the partners will be responsible for further development of the application with the partner’s own resources and will agree to a performance schedule for the commercialization of the technology. It is further anticipated that the Company will license the technologies in exchange for royalties and a substantial interest in the partner’s company or the venture.

It should be noted that the Company’s technologies have still not yet been proven to be commercially viable. It is hoped that the Company’s technologies can bring significant improvements and enhancements as compared to existing solutions in their respective markets. As such, the technologies still have many unknowns and will require further development and refinement. Accordingly, there is considerable risk that any or all of the technologies may not ultimately prove to be commercially viable. If this were to occur, the Company may not be able to continue in existence.

3.	Notes Payable, Related Party:

On January 28, 2003, the Company executed three separate documents titled Revolving Line of Credit Promissory Note in the amounts of $2,500,000, $3,000,000 and $3,000,000, respectively, with an entity affiliated with the Company’s Chairman of the Board and significant shareholder. Each of these obligations is payable on demand and bears interest at the rate of 10%. A separate Security Agreement was entered into in connection with each of these agreements which granted a security interest in all of the assets of each of the debtors that were a party to the respective Revolving Line of Credit Promissory Note.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

4.	Legal Proceedings:

During calendar 2003, there has been no resolution of any of the substantive legal matters discussed in the Company’s 2002 Form 10-KSB, except for one matter, which was resolved resulting in a gain of $155,000.

5.	Related Party Transactions:

During the quarter ended June 30, 2003, the Company entered into a Worldwide License Agreement with 360 Degree Energy (“360 Energy”) for the sales and marketing of Liquid Plasma Arc Converters utilized to create synthetic gases for diesel and gasoline engines. John Stanton, the Company’s Chairman of the Board, Chief Executive Officer, President, and Chief Financial Officer is also the Chairman of the Board for 360 Energy and either directly or indirectly owns a financial interest in 360 Energy. No cash has been received from 360 Energy in connection with the License Agreement.

6.	Subsequent events:

Subsequent to June 30, 2003, the Company announced that it will participate in a joint venture between GWE Systems, Inc. (“GWE Systems’) and Proveedor Especilizado en Productos Ecologicos Reciclables International provided appropriate terms and conditions can be agreed to among the parties. The proposed joint venture contemplates the construction and operation of a plant to process scrap tires utilizing a catalytic distillation process. The catalytic distillation process has not yet been proven to be commercially viable and terms and conditions concerning the funding for any such plant have not yet been agreed to. There can be no assurances that the process will be commercially viable or that adequate funding for the proposed venture will be obtained.

GWE Systems operates the prototype plant with which EarthFirst Waste To Energy, LLC (“EFWE”) was previously associated that is located in Port Gibson, Mississippi. EFWE was owned jointly by the EarthFirst Technologies, Incorporated and Tomorrows Innovative Technology Today, Inc. (“TI”), an entity affiliated with John Rivera. Mr. Rivera is affiliated with GWE Systems. Furthermore, John Stanton or his affiliates have an interest in GWE Systems and have provided funding to this venture.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

6.	Subsequent events (continued):

The Company has had previous dealings with Mr. Rivera. Additional information regarding these matters is disclosed in Form 10KSB filings for 1999 and subsequent years.

I TEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis provides information that is relevant to an assessment and understanding of the Company’s results of operations and financial condition. The discussion should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, as well as the unaudited June 30, 2003 condensed statements and notes thereto.

During the quarter ended June 30, 2003, the Company completed its plan of commercialization for its technologies. In carrying out this plan, the Company will seek to identify and negotiate arrangements with qualified partners for various applications of the Company’s three categories of technology. These categories are liquid waste, solid waste, and activated carbon.

The Company anticipates that such future arrangements will call for the qualified partners to provide funding for the further development of the technologies and agree to a performance schedule for commercializing the technology.

In furtherance of its plan of action, the Company recently entered into a Worldwide License Agreement for applications of its Liquid Plasma Arc Converters to produce synthetic gases for diesel and gasoline engines.

The Company is also involved in negotiations involving applications of its solid waste technologies for the processing of used automobile tires in connection with a proposed joint venture in Mexico.

During the past quarter, the Company significantly curtailed its efforts to begin production of activated carbon while seeking to find an equity partner to form a joint venture to construct a manufacturing plant to produce activated carbon. As previously disclosed, it is estimated that the cost of such a facility will range from approximately $2 million to $6 million depending upon the level of capacity desired.

THREE AND SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2002.

Revenues, cost of sales, and gross profits for the three and six-month periods ended June 30, 2003 and 2002 are comparable since no sales have occurred in connection with continuing operations.

Selling, general and administrative expenses for the six-month period ended June 30, 2003 decreased by $381,799, or an decrease of approximately 51%, compared to the six-month period ended June 30, 2002. The decrease in the level of SG&A expenditures was attributable in part to a decrease in the level of legal fees during the current period as compared to the prior year. Also decreasing the level of SG&A expenditures during the current period as compared to the prior year is the elimination of compensation expense paid to the Company’s former Chief Executive Officer during the six-months ended June 30, 2002.

Selling, general and administrative expenses for the three-month period ended June 30, 2003 decreased by $178,514, or an decrease of approximately 49%, compared to the three-month period ended June 30, 2002. The decrease was caused by the same factors that affected the six-month periods.

Selling, general and administrative expenses for the periods ended June 30, 2003 are related primarily to the administrative expenditures incurred by the Company as a public entity, legal fees related to ongoing litigation, and expenditures for marketing, promotion, and related efforts incurred in connection with the Company’s efforts to commercialize activated carbon technologies.

Research and development expenses decreased from $544,665 in the six months ended June 30, 2002 to $339,009 in the six months ended June 30, 2003 or a decrease of approximately 38% for the period.

Research and development expenses decreased from $221,769 for the three-month period ended June 30, 2002 to $152,535 for the three-month period ended June 30, 2003, or a decrease of approximately 31%.

The decrease in research and development expenditures during the above periods was attributable primarily to the curtailment of the Company’s efforts to develop its technologies during the current year and its change in focus to attempting to identify qualified partners who will provide funding to continue the development of the Company’s technologies.

Gain on cancellation of debt was attributable to the settlement of an obligation associated with services rendered to the Company during late 1999 and early 2000. This was a one-time occurrence that took place during the first quarter of calendar 2003.

Interest expense increased for the six-month period ended June 30, 2003 by $104,371, an increase of approximately 160%, over that of the comparable prior year period. For the three-month period ended June 30, 2003 interest expense increased by $55,888, an increase of approximately 163% over the same period in the prior year.

The increase in interest expense was attributable to the higher balances related to the Company’s borrowings pursuant to the revolving line of credit obligations with a related party. Interest expense during both years was attributable principally to the borrowings pursuant to a revolving line of credit from a related party.

The loss from discontinued operations incurred during the period ended June 30, 2002 was attributable to a change in the estimate of the amount of liability related to an ongoing sales and use tax examination related to business operations that have been discontinued. A significant portion of this provision was later reversed during calendar 2002 to reflect the elimination of a significant portion of the proposed adjustments related to the examination. The sales and use tax examination is ongoing as of June 30, 2003, however, there have been no significant changes in the estimated liabilities during this period.

Net loss for the three and six-month periods ended June 30, 2003 decreased by $611,860 and $1,058,084, respectively from the comparable periods during calendar 2002. These reductions occurred primarily because of the Company’s refocused efforts to attempt to obtain qualified partners to further develop the Company’s technologies as well as reductions in the level of administrative expenses attributable to legal fees and compensation. The loss from the prior periods also included the loss from discontinued operations that is explained above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced recurring net losses since its inception and, as such, has experienced negative operating cash flows through June 30, 2003. The Company has historically funded these negative operating cash flows with proceeds from sales of common and preferred stock, notes and convertible debentures.

Since May 15, 2000, John Stanton (Chairman of the Board, Chief Executive Officer, and principal stockholder) and entities associated with Mr. Stanton have advanced the Company significant amounts. During December 2000, the Company entered into a revolving line of credit with an entity related to Mr. Stanton, which is secured by all of the assets of the Company. Additional loan documents were executed in January of 2003 between the related party and various entities that comprise the Company. The Company and its subsidiaries have continued to borrow under the revolving line of credit obligations during the period ended June 30, 2003 and these obligations have been the Company’s only significant source of funds.

The Company intends to finance its operations through the sale of common stock as well as continued borrowings under the revolving line of credit obligations with the related party. At this time, the Company’s sole significant source of funding is through the promissory notes with the related party described above. The Company hopes to borrow additional funds from this related party to meet its needs in the immediate future, however, there is no requirement that the related party continue to make additional loans. The related party is also not obligated to agree to convert part or all of the loan balance into shares of the Company’s common stock as it has done in the past.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is designed to improve financial reporting such that contracts with comparable characteristics are accounted for similarly. The statement, which is generally effective for contracts entered into or modified after June 30, 2003, is not anticipated to have a significant effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently has no such financial instruments outstanding or under consideration and therefore adoption of this standard currently has no financial reporting implications.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Valuable Interest Entities. This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. This interpretation is effective immediately for variable interest entities created after January 31, 2003 and for interim periods beginning after June 15, 2003 for interests acquired prior to February 1, 2003. The Company currently has no ownership in variable interest entities and therefore adoption of this standard currently has no financial reporting implications.

ITEM 3.	CONTROLS AND PROCEUDRES

As required by Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as of the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer / Chief Financial Officer, who concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms. There have been no significant changes in the Company’s internal control or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

NOTE ON FORWARD-LOOKING STATEMENTS

Investors are cautioned that certain statements contained in this document, and the Company’s Form 10-KSB, as well as some statements in periodic press releases and some oral statements of Company officials during presentations about the Company are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The words “believes,” “anticipates,” “plans,” “expects,” “intends”, “estimates”, and similar expressions are intended to identify forward-looking statements. In addition, any statements concerning future financial performance, ongoing business strategies or prospects, and possible future Company actions, which may be provided by management, are also forward-looking statements as defined by the Act. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to materially differ from any future results, performance, or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. Such factors include, among others, those listed under Item 1 of the Form 10-KSB and other factors detailed from time to time in the Company’s other filings with the Securities and Exchange Commission. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report. The Company has no specific intention to update these statements.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	License Agreement

31	Certification Pursuant To Sarbanes-Oxley Section 302

32	Certification Pursuant To 18 U.S.C. Section 1350 (*)

* A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

(b) Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter ended June 30, 2003.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EARTHFIRST TECHNOLOGIES, INCORPORATED

(Registrant)

Date: August 12, 2003	By:	/s/ JOHN D. STANTON
John D. Stanton, Chief Executive Officer, President, and Chief Financial Officer