Form 10QSB
period 2003-09-30
EARTHFIRST TECHNOLOGIES INC
filed 2003-11-19
CIK 1056748

<DOCUMENT>
<TYPE>10QSB
<SEQUENCE>1
<FILENAME>efti10q.txt
<DESCRIPTION>FORM 10-QSB
<TEXT>

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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
(Issuer's telephone number)

(Former name, former address and former fiscal
if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes _____ No .

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of November 12, 2003: 186,995,024 shares $ .0001 par value common stock.

Transitional Small Business Disclosure Format (check one) Yes No X

FORM 10-QSB

EARTHFIRST TECHNOLOGIES, INCORPORATED

TABLE OF CONTENTS

PART I. Financial Information                                                                                          Page

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2003                                          1
    (Unaudited) and December 31, 2002

Condensed Consolidated Statements of Operations for the three                                                 2
    and nine months ended September 30, 2003 and 2002 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the nine                                              3-4
months ended September 30, 2003 and 2002 (Unaudited)

Notes to Condensed Consolidated Financial Statements                                                          5-9

Item 2 Managements Discussion and Analysis or Plan of Operation                                        10

Item 3 Controls and Procedures                                                                                             14

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K                                                                                16

Signatures and Exhibits                                                                                                              16

Certifications                                                                                                                             17

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

          ASSET

                                                                                       September 30,
                                                                                              2003                          December 31,
                                                                                         (Unaudited)                             2002

Property and equipment, net                                        $        36,332                      $     159,620

                                                                                   $        36,332                      $     159,620

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Accounts payable                                                           $    476,272                    $      498,185
Accrued expenses and other current liabilities                        724,267                            731,831
Lease obligations                                                                   275,000                           350,000
Notes payable, related party                                               3,934,010                        3,118,882

Total current liabilities                                                          5,409,549                        4,698,898

Commitments and contingencies (Notes 4 and 7) - -

Stockholder deficit:
Common stock, par value $.0001, 250,000,000 shares
authorized, 186,995,024 shares issued and outstanding              18,699                             18,682
Additional paid-in capital                                                    43,362,751                      42,996,889
Accumulated deficit                                                          (47,486,607)                  (46,286,789)
                                                                                          (4,105,157)                   (3,271,218)
Less treasury stock (1,950,000 shares at cost)                    (1,268,060)                   (1,268,060)
Total stockholders equity                                                   (5,373,217)                   (4,539,278)
                                                                                      $         36,332                  $       159,620

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)

                                                 Three Months Ended               Nine Months Ended
                                                       September 30,                        September 30,
                                                       2003              2002                    2003             2002

Revenue                                            $ -                   $ -                       $ -                $ -

Cost of sales                                        -                       -                          -                  -
Gross profit - - - -

Selling, general and administrative
expenses                                            151,380          291,119            518,542        1,044,301
Settlement expense                             280,000                     -             280,000                     -
Research and development expenses       3,341         214,867             342,350          759,532

Loss from operations before
income taxes and other items             (434,721)     (505,986)       (1,140,892)    (1,803,833)

Other income (expense):
Gain on extinguishment of debt              40,000                   -                195,000                    -
Interest expense                               (101,726)        (48,212)           (273,343)     (115,458)

Loss from continuing operations        (496,447)      (554,198)        (1,219,235)   (1,919,291)

Discontinued operations (no
applicable income taxes)                       19,418                  ( - )               19,418        (420,000)

Net loss                                         ($ 477,029)      ($ 554,198)     ($ 1,199,817)  ($ 2,339,291)

Net loss per common share
Continuing operations                             ($ .00)              ($ .00)                ($ .01)              ($ .01)
Discontinued operations                           ( .00)                ( .00)                  ( .00)                ( .00)

Net loss                                                 ($ .00)              ($ .00)                 ($ .01)              ($ .01)

Weighted average shares              186,821,024    186,821,024        186,821,024     182,497,438
    outstanding

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)

                                                                                                   2003                  2002
Cash flows from operating activities:
   Net loss                                                                               ($ 1,199,817)    ($ 2,339,291)
   Adjustments to reconcile net loss to
      net cash flows from operating activities:
        Expenses funded through the issuance of common stock                    -             215,000
        Expenses funded through the issuance of stock options                      -               17,075
       Other non-cash charges                                                            29,972                 2,000
       Gain on extinguishment of debt                                              (195,000)                       -
       Santelli settlement                                                                    280,000                        -
       Gain on discontinued operations                                              (19,418)                       -
       Increase (decrease) in cash due to changes in:
           Current liabilities                                                               (160,865)               1,020
           Accrued interest related party                                              273,343            115,458
   Net cash flows from operating activities                                     (991,785)      (1,988,738)

Cash flows from investing activities:
    Acquisition of property and equipment                                                 -              (71,114)
Net cash flows from investing activities                                                     -              (71,114)

Cash flows from financing activities:
    Proceeds from note payable, related party                                991,785            2,059,852
Net cash flows from financing activities                                         991,785            2,059,852

Change in cash                                                                                       -                           -
Cash, beginning of period                                                                       -                           -

Cash, end of period                                                                     $ -                      $ -

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

During 2003, the Company:

- Settled $83,000 in disputed claims against the Company for $83,000, payable via the issuance of
      174,000 shares of common stock valued at $9,135. The balance of the settlement was funded from related party advances.

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

Basis of presentation:

The interim financial statements of EarthFirst Technologies, Incorporated and its subsidiaries (EarthFirst, EFTI or the Company) that are included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim period, and all such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002 included in the Companys Annual Report on Form 10-KSB for the year then ended. The report of the Companys independent auditors for the year ended December 31, 2002 contains an explanatory paragraph as to the substantial doubt of the Companys ability to continue as a going concern. No adjustments have been made to the accompanying financial statements to give effect to this uncertainty. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations for a full fiscal year.

Net loss per share:

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding plus potential dilutive securities (common stock options and warrants). For the three and nine months ended September 30, 2003 and 2002, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. Accordingly, net loss per common share reflected on the Condensed Consolidated Statements of Operations is both the basic net loss per common share and the diluted net loss per common share.

Nature of business:

EarthFirst is focused on the research, development, and commercialization of technologies for the production of alternative sources of fuel and the destruction, purification, and / or remediation of liquid and solid waste. The Company is also seeking to develop technologies for the production of activated carbon products. During the quarter ended September 30, 2003, the Company embarked on a program to identify and negotiate with qualified partners for the various applications of each of the Companys three categories of technology (liquid wastes, solid wastes, and activated carbon).

2. Managements plans regarding liquidity and capital resources:

The Company has experienced recurring net losses since its inception and, as such, experienced negative operating cash flows through September 30, 2003. As such, the Company has significant working capital and net capital deficiencies at September 30, 2003. These conditions raise substantial doubt about the Companys ability to continue as a going concern.

Historically, negative operating cash flows have been funded with proceeds from sales of common and preferred stock, notes and convertible debentures payable. In addition, in December of 2000, an entity related to a principal stockholder provided an aggregate $2,500,000 in a revolving line of credit to the Company. In January 2003, EarthFirst Technologies, Incorporated and several of its subsidiaries (including a limited liability company it owns) executed several additional promissory notes with the related party. (See Note 3.) The promissory notes related to the revolving lines of credit merely provide for a loan of up to a certain amount. There is no obligation on the part of the related party to advance any additional funds pursuant to any of these agreements even if the loan balance is less than the amount of the note. The related party is also not under any obligation to make any additional loans pursuant to any of the revolving lines of credit or otherwise.

Each of the loans with the related party contemplated above is secured by all of the assets of each of the borrowers that were a party to the promissory notes and are payable on demand, which means that the lender can demand the full repayment of the loans at any time. If this were to occur at this time, the Company would be unable to repay the amount owed and consequently, the lender could foreclose on all of the assets of the Company under the security agreements associated with the promissory notes.

During 2003, the Company has continued to rely entirely on additional loans made by the related party pursuant to the revolving lines of credit in order to finance its operations ($991,785 received in fiscal 2003).

Historically, the related party lender has periodically agreed to convert a portion of the loan balance into shares of the Companys common stock. There is no obligation on the part of the lender to convert any additional portion of the outstanding balance owed to it into common stock of the Company and, at this time, it is not anticipated that any such conversions will occur.

Notwithstanding the proceeds of these financing sources, the Company had negative working capital of approximately $5,400,000 at September 30, 2003. It is reasonable to conclude that the Company will continue operations only if additional financing can be raised such as through the sale of its stock or through additional borrowings. There can be no assurance that the Company will be successful in obtaining the necessary debt or equity financing needed to achieve its objectives.

During the period ended September 30, 2003, the Company completed its plan of commercialization for its technologies. The scope of the Companys endeavors still includes liquid waste, solid waste, and activated carbon. In order to accelerate commercialization, the Company is seeking to identify and negotiate with qualified partners for the various applications of each of the Companys technologies.

It is anticipated that the partners will be responsible for further development of the application with the partners own resources and will agree to a performance schedule for the commercialization of the technology. It is further anticipated that the Company will license the technologies in exchange for royalties and a substantial interest in the partners company or the venture.

It should be noted that the Companys technologies have still not yet been proven to be commercially viable. It is hoped that the Companys technologies can bring significant improvements and enhancements as compared to existing solutions in their respective markets. As such, the technologies still have many unknowns and will require further development and refinement. Accordingly, there is considerable risk that any or all of the technologies may not ultimately prove to be commercially viable. If this were to occur, the Company may not be able to continue in existence.

3. Notes Payable, Related Party:

On January 28, 2003, the Company executed three separate documents titled Revolving Line of Credit Promissory Note in the amounts of $2,500,000, $3,000,000 and $3,000,000, respectively, with an entity affiliated with the Companys Chairman of the Board and significant shareholder. Each of these obligations is payable on demand and bears interest at the rate of 10%. A separate Security Agreement was entered into in connection with each of these agreements which granted a security interest in all of the assets of each of the debtors that were a party to the respective Revolving Line of Credit Promissory Note.

During the third quarter of 2003, the Company transferred real property located in Gibsonton, Florida and Brooksville, Florida to the lender in satisfaction of $450,000 of the notes payable obligation. The difference between the carrying value of the land ($93,515) and the debt forgiven has been considered a capital contribution by the related party lender.

4. Commitments and Contingencies:

During the quarter ended September 30, 2003, the Company settled a dispute with one of its vendors for $83,000. In connection with the settlement, the Company issued 174,000 shares of common stock which were valued at $9,135. The settlement also provided for the payment of 87,000 shares of common stock of Nanobac Pharmaceuticals, Inc., a company affiliated through common ownership (Stanton). The value of these shares ($104,000 as of the date of transfer) has been considered an advance from Stanton, et al. The value of the stock received by the vendor cannot be less than $83,000 (the amount owed to the vendor) ninety days from delivery of such shares. There was no gain or loss in the current period associated with the settlement.

During the quarter ended September 30, 2003, the Company settled a lease dispute and recorded a gain on extinguishment of debt in the amount of $40,000.

Subsequent to September 30, 2003, the Company reached a tentative agreement in principle to settle its disputes with Santilli/IBR and Santilli/Hadronic (See 2002 10KSB Note 12). The Santilli/IBR settlement calls for the Company to pay $15,000 in satisfaction of previous consulting fees and $15,000 for reimbursement of expenses. These amount have been accrued at September 30, 2003.

An aggregate of $250,000 has been accrued at September 30, 2003 in connection with the Santilli/Hadronic settlements. An acquisition of intellectual property and in process research and development is anticipated to be finalized in the fourth quarter of 2003.

5. Related Party Transactions:

During the quarter ended June 30, 2003, the Company entered into a Worldwide License Agreement with 360 Degree Energy (360 Energy) for the sales and marketing of Liquid Plasma Arc Converters utilized to create synthetic gases for diesel and gasoline engines. John Stanton, the Companys Chairman of the Board, Chief Executive Officer, and Chief Financial Officer is also the Chairman of the Board of 360 Energy and either directly or indirectly owns a financial interest in 360 Energy. No cash has been received from 360 Energy in connection with the License Agreement.

6. Joint Venture Agreement:

During the quarter ending September 30, 2003, the Company announced that it will participate in a joint venture between GWE Systems, Inc. (GWE Systems) and Proveedor Especilizado en Productos Ecologicos Reciclables International provided appropriate terms and conditions can be agreed to among the parties. The proposed joint venture contemplates the construction and operation of a plant to process scrap tires utilizing a catalytic distillation process. The catalytic distillation process has not yet been proven to be commercially viable and the terms and conditions concerning the funding for any such plant have not yet been agreed to. There can be no assurances that the process will be commercially viable or that adequate funding for the proposed venture will be obtained.

GWE Systems operates the prototype plant with which EarthFirst Waste To Energy, LLC (EFWE) was previously associated that is located in Port Gibson, Mississippi. EFWE was owned jointly by the EarthFirst Technologies, Incorporated and Tomorrows Innovative Technology Today, Inc. (TI), an entity affiliated with John Rivera. Mr. Rivera is affiliated with GWE Systems. Furthermore, John Stanton or his affiliates have a creditor or equity interest in GWE Systems and have provided funding to this venture.

7. Subsequent Events:

Subsequent to September 30, 2003, the Company signed a letter of intent to acquire of Electric Machinery Enterprises, Inc. (EME), a company currently in bankruptcy.

Significant terms of the proposed agreement include the issuance of 7,500,000 shares of EFTI common stock and 7,500,000 8% convertible preferred EFTI shares (beneficial conversion terms at 80%) for all outstanding shares of EME.

Subsequent to September 30, 2003 the Company entered into a joint venture agreement in connection with the development and ultimate commercialization of the rubber tire waste processing system. In addition, the Company also entered into an agreement with Equitilink, LLC in connection with financial and shareholder relations/communications.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF
               OPERATION.

The following discussion and analysis provides information that is relevant to an assessment and understanding of the Companys results of operations and financial condition. The discussion should be read in conjunction with the Companys audited consolidated financial statements and notes thereto, as well as the unaudited September 30, 2003 condensed statements and notes thereto.

During the quarter ended September 30, 2003, the Company completed its plan of commercialization for its technologies. In carrying out this plan, the Company will seek to identify and negotiate arrangements with qualified partners for various applications of the Companys three categories of technology. These categories are liquid waste, solid waste, and activated carbon.

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

During the current year, the Company significantly curtailed its efforts to begin production of activated carbon while seeking to find an equity partner to form a joint venture to construct a manufacturing plant to produce activated carbon. As previously disclosed, it is estimated that the cost of such a facility will range from approximately $2 million to $6 million depending upon the level of capacity desired.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002.

Revenues, cost of sales, and gross profits for the three and nine-month periods ended September 30, 2003 and 2002 are comparable since no sales have occurred in connection with continuing operations.

Selling, general and administrative expenses for the nine-month period ended September 30, 2003 decreased by $525,759, or an decrease of approximately 50%, compared to the nine-month period ended September 30, 2002. The decrease in the level of SG&A expenditures was attributable in part to the curtailment of many of the Companys operations and its focus upon its new strategy. Also affecting the decrease was a decrease in the level of legal fees during the current period as compared to the prior year. The level of SG&A expenditures also decreased during the current period as compared to the prior year as a result of the elimination of compensation expense paid to the Companys former Chief Executive Officer during the nine-months ended September 30, 2002.

Selling, general and administrative expenses for the three-month period ended September 30, 2003 decreased by $139,739, or a decrease of approximately 48%, compared to the three-month period ended September 30, 2002. The decrease was caused by the same factors that affected the nine-month periods.

Selling, general and administrative expenses for the periods ended September 30, 2003 are related primarily to the administrative expenditures incurred by the Company as a public entity, legal fees related to ongoing litigation, and expenditures for marketing, promotion, and related efforts incurred in connection with the Companys efforts to commercialize its technologies.

Settlement expense of $280,000 for the three and nine months ended September 30, 2003 results from settlements initiated in the third quarter of 2003. There were no such settlements in the corresponding periods in 2002.

Research and development expenses decreased from $759,532 in the nine months ended September 30, 2002 to $342,350 in the nine months ended September 30, 2003 or a decrease of approximately 55% for the period.

Research and development expenses decreased from $214,867 for the three-month period ended September 30, 2002 to $3,341 for the three-month period ended September 30, 2003, or a decrease of approximately 98%.

The decrease in research and development expenditures during the above periods was attributable primarily to the curtailment of the Companys efforts to develop its technologies during the current year and its change in focus to attempting to identify qualified partners who will provide funding to continue the development of the Companys technologies.

Interest expense increased for the nine-month period ended September 30, 2003 by $157,885, an increase of approximately 137%, over that of the comparable prior year period. For the three-month period ended September 30, 2003 interest expense increased by $53,514, an increase of approximately 111% over the same period in the prior year.

The increase in interest expense was attributable to the higher balances related to the Companys borrowings pursuant to the revolving line of credit obligations with a related party. Interest expense during both years was attributable principally to the borrowings pursuant to a revolving line of credit from a related party.

The loss from discontinued operations incurred during the periods ended September 30, 2002 was attributable to a change in the estimate of the amount of liability related to an ongoing sales and use tax examination related to business operations that have been discontinued. A significant portion of this provision was later reversed during calendar 2002 to reflect the elimination of a significant portion of the proposed adjustments related to the examination. The sales and use tax examination is ongoing as of September 30, 2003.

As a result of favorable events in the progress of the sales and use tax examination, the Company recorded a gain from discontinued operations during the quarter ended September 30, 2003 in the amount of $19,418 since the activities to which these amounts related were discontinued in prior years.

Net loss for the three and nine-month periods ended September 30, 2003 decreased by $77,169 and $1,139,474 respectively from the comparable periods during calendar 2002. Increases resulted from the previously discussed Santilli settlement that were offset by reductions which occurred primarily because of the Companys refocused efforts to attempt to obtain qualified partners to further develop the Companys technologies as well as reductions in the level of administrative expenses attributable to legal fees and compensation. The loss from the prior periods also included the loss from discontinued operations that is explained above while there was a net gain from discontinued operations in the current period.

LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced recurring net losses since its inception and, as such, has experienced negative operating cash flows through September 30, 2003. The Company has historically funded these negative operating cash flows with proceeds from sales of common and preferred stock, notes and convertible debentures.

Since May 15, 2000, John Stanton (Chairman of the Board, Chief Executive Officer, and principal stockholder) and entities associated with Mr. Stanton have advanced the Company significant amounts. During December 2000, the Company entered into a revolving line of credit with an entity related to Mr. Stanton, which is secured by all of the assets of the Company. Additional loan documents were executed in January of 2003 between the related party and various entities that comprise the Company. The Company and its subsidiaries have continued to borrow under the revolving line of credit obligations during the period ended September 30, 2003 and these obligations have been the Companys only significant source of funds.

The Company intends to finance its operations through the sale of common stock as well as continued borrowings under the revolving line of credit obligations with the related party. At this time, the Companys sole significant source of funding is through the promissory notes with the related party described above. The Company hopes to borrow additional funds from this related party to meet its needs in the immediate future, however, there is no requirement that the related party continue to make additional loans. The related party is also not obligated to agree to convert part or all of the loan balance into shares of the Companys common stock as it has done in the past.

ITEM 3. CONTROLS AND PROCEUDRES

As required by Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as of the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Companys disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Companys management, including the Companys Chief Executive Officer / Chief Financial Officer, who concluded that the Companys disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SECs rules and forms. There have been no significant changes in the Companys internal control or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Companys Chief Executive Officer / Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

NOTE ON FORWARD-LOOKING STATEMENTS

Investors are cautioned that certain statements contained in this document, and the Companys Form 10-KSB, as well as some statements in periodic press releases and some oral statements of Company officials during presentations about the Company are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act ). The words believes, anticipates, plans, expects, intends , estimates , and similar expressions are intended to identify forward-looking statements. In addition, any statements concerning future financial performance, ongoing business strategies or prospects, and possible future Company actions, which may be provided by management, are also forward-looking statements as defined by the Act. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to materially differ from any future results, performance, or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. Such factors include, among others, those listed under Item 1 of the Form 10-KSB and other factors detailed from time to time in the Companys other filings with the Securities and Exchange Commission. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report. The Company has no specific intention to update these statements.

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

(b) Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter ended September 30, 2003.

On October 17, 2003, the Company filed a Form 8-K relating to press releases issued between October 8 through October 16, 2003 as follows:

Santilli litigation settlement
Letter of intent regarding EME acquisition
Joint venture agreement with World Environmental Solutions
  Company, LLC in connection with rubber tire waste processing development/commercialization
Appointment of Leon Toups as President of the Company
Retention of Equitilink LLC to lead financial communications and Shareholder relations

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EarthFirst Technologies, Incorporated

(Registrant)

Date: November 19, 2003

By: /s/ Leon H. Toups

Leon H. Toups, President

EXHIBIT 31

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CERTIFICATION PURSUANT TO SARBANES-OXLEY SECTION 302

I, John Stanton, certify that:

1. I have reviewed this quarterly report on Form 10-Q of EarthFirst Technologies, Incorporated.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Small business issuer as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Small business issuer and have:

(a) Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Small business issuer including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b) Evaluated the effectiveness of the Small business issuers disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(c) Disclosed in this report any change in the Small business issuers internal control over financial reporting that occurred during the Small business issuers most recent fiscal quarter (the Small business issuers fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Small business issuers internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Small business issuers auditors and the audit committee of the Small business issuers board of directors (or persons performing the equivalent functions);

(a) All significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Small business issuers ability to record, process, summarize and report financial information; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Small business issuers internal controls over financial reporting.

Date: November 19, 2003

/s/ John Stanton
------------------------------
John Stanton
Chief Executive Officer
and Chief Financial Officer

In connection with the Quarterly Report of EarthFirst Technologies, Incorporated (the Company) on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Leon Toups, President of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Leon H. Toups
------------------------------
Leon H. Toups
President

</TEXT>
</DOCUMENT>