Form 10KSB
period 2003-12-31
EARTHFIRST TECHNOLOGIES INC
filed 2004-04-14
CIK 1056748

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-23897

EarthFirst Technologies, Incorporated

(Exact name of small business issuer as specified in its charter)

Florida	59-3462501
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2515 E Hanna Ave., Tampa, Florida	33610
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (813) 238-5010

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

State issuer’s revenues for its most recent fiscal year: $ None

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date (March 25, 2004) within the past 60 days: $ 9,341,051

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date (March 25, 2004) 185,645,024 shares

DOCUMENTS INCORPORATED BY REFERENCE: NONE.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

PART I

The information set forth in this Report on Form 10-KSB including, without limitation, that contained in Item 6, Management’s Discussion and Analysis and Plan of Operation, contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“the Act”). The words “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates,” and similar expressions are intended to identify forward-looking statements. In addition, any statements concerning future financial performance, ongoing business strategies or prospects, and possible future Company actions, which may be provided by management, are also forward-looking statements as defined by the Act. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause actual results, performance, or achievements of the Company to materially differ from any future results, performance, or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. Actual results may materially differ from those projected in the forward – looking statements as a result of certain risks and uncertainties set forth in this report including, but not limited to the viability of the solid waste technologies in reclaiming the raw materials from used automotive tires in an environmentally acceptable manner, the ability to develop markets for the by products reclaimed in this process, environmental remediation and alternative fuel markets for the Company’s plasma arc technology as well as the proprietary rights to the Company’s intellectual property and the Company’s ability to obtain additional financing to continue operations. Although management believes that the assumptions made and expectations reflected in the forward – looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report. The Company has no specific intention to update these statements.

Item 1. Business

EarthFirst Technologies, Incorporated is a holding company owning subsidiaries engaged in a number of business activities. EarthFirst Technologies, Incorporated and its subsidiaries (collectively “EarthFirst” or the “Company”), are dedicated to producing environmentally superior products from carbon-rich solid and liquid materials considered wastes. The Company is also focused on the research, development and commercialization of technologies for the production of alternative sources of fuel and the destruction, purification, and / or remediation of liquid and solid wastes.

Solid Waste Technologies Businesses

The Company is engaged in the research and development of several technologies intended to realize solutions for the economically viable and ecologically friendly destruction, remediation, and / or other disposition of solid waste products.

The primary technologies being pursued at this time involve the design and development of processing plants that can recycle the raw materials within used automotive tires. The Company is currently developing its initial operating plant in Mobile, Alabama.

Turner Industries and their subsidiary, Harmony Corporation, has been engaged to perform the engineering, fabrication, testing, installation, and operation of the plant. Turner has annual sales of approximately $1 billion, employs over 12,500 people worldwide, and is ranked number 111 in Engineering News-Record’s “The Top 225 Global Contractors”.

The initial plant, which is located at the Turner facility in Mobile, Alabama, is intended as an operational model. It is anticipated that this model will also be used to allow independent parties to test the output from the process and validate our projections.

We anticipate selling the plants to parties interested in an attractive solution to the problems associated with their accumulation of used automotive tires. We envision the formation of joint ventures with such parties whereby they provide the site for the plant, the financing to construct the facility, and where the Company provides the expertise and experience in operating the plant and successfully marketing the raw materials recovered from the tires during the process.

The primary material recovered from the processing of the used tires will be carbon.

There are many competitors seeking to develop efficient means of recycling and disposing of various forms of solid wastes. The effect of numerous federal and state environmental regulations has been to encourage the originators of the waste, governmental entities, and entrepreneurial enterprises to seek to develop more effective and efficient solutions. The Company has limited resources and will likely need substantial infusions of capital in order to pursue its goals in this area. There are no assurances that even if such financial resources can be obtained that the Company’s technology will be financially successful. Furthermore, it is possible that competitors might develop more effective and efficient waste treatment processes that would render the Company’s technology obsolete

Applied Tech Consulting Business

On December 30, 2003, the Company acquired the contracts, arrangements and customer contacts that comprise the business of Applied Tech Consulting, Inc. (“ATC”). The Company will conduct the business previously conducted by ATC through a newly formed subsidiary.

ATC was formed to introduce polymer coating technology to state and federal governments for the replacement of paints on steel and to increase the expected maintenance intervals for concrete and other materials by the use of polymer coatings. ATC has introduced carbon to polymer products and composites being used as coatings in the building, marine, roofing, modular housing, and industrial applications requiring increased strength, protection from ultra violet rays, insulating properties, EMF shielding, and long life. ATC has formed a network of suppliers that provide the polymer products for the coating jobs that ATC secures.

The Company expects the acquisition of the ATC business to be synergistic to the Company’s efforts in the Solid Waste Technologies as this provides a market for the carbon products extracted in the tire processing operations for use in its polymer products.

ATC has also begun efforts to develop polymer applications, some carbon loaded, for the housing industry with emphasis on roof development concepts. If successful, this product could result in many new opportunities in both residential and commercial building products.

There are many competitors seeking to develop efficient means of protecting and preserving infrastructure assets. The Company has limited resources and will likely need substantial infusions of capital in order to fully pursue its goals in this area. There are no assurances that even if such financial resources can be obtained that the products being developed will be accepted in the market.

Electric Machinery Enterprises Business

The Company is negotiating with Electric Machinery Enterprises, Inc. (“EME”) to acquire the assets of the EME business. The principal business of EME are (1) providing electrical contracting services, (2) constructing and servicing towers used in the transmission of cellular telephone communication, and (3) the construction of concrete modular buildings.

EME is currently subject to the jurisdiction of the United States Bankruptcy Court (“the Court”) under Title 11 of the United States Bankruptcy Code. If an acceptable arrangement can be reached with EME’s primary secured creditor, it is anticipated that the acquisition can be carried out. Any funding required to consummate such a transaction, which is expected to be significant, will need to be raised by the Company from outside sources.

Liquid Waste Technologies Businesses

The Company has developed a technology for the treatment of carbon-based liquid waste products such as waste oils and antifreeze. The technology involves the use of a high temperature plasma. The harmful properties contained in the liquid waste products are broken down as they pass through the plasma and a clean burning gas is produced.

The Company is seeking to develop applications of the plasma arc converters to solve multiple environmental remediation issues. One such application is the destruction of Poly-Chlorinated Biphenyls, commonly referred to as “PCBs”.

While preliminary test results are encouraging, there are many issues that need to be overcome before the technology is commercially viable. Such issues include the use of the technology in an environment where PCBs are typically found, as well as processing significant quantities of PCB laden materials in a commercially viable manner. Commercial application of this technology to destroy PCBs is still far away and it is uncertain whether the technology can ever be refined to be a viable solution in resolving this serious problem. Significant additional funding will be needed in order to pursue such possibilities.

The Company is also considering adaptations for the plasma arc converters to develop solutions to issues involving the disposal and / or remediation of other liquid wastes including waste disposal on naval vessels. The Company hopes to obtain funding to allow further development of its technology in such applications.

The Company is attempting to develop a technology for the effective and cost efficient remediation of a variety of liquid wastes. The Company is competing against a variety of other parties in attempting to develop these and other solutions. Many of these competitors are well financed, well connected, and have proven track records of bringing technological innovations to market. The Company has limited resources and will likely need substantial infusions of capital in order to pursue its goals in this area. There are no assurances that even if such financial resources can be obtained that the Company’s technology will be financially successful. Furthermore, it is possible that competitors might develop more effective and efficient waste treatment processes that would render the Company’s technology obsolete.

360 Degree Energy Business

During the second quarter of 2003, the Company entered into a Worldwide License Agreement with 360 Degree Energy, Inc. (“360 Degree Energy”) for the sale and marketing of the Company’s PlasmaArcFlow Reactors. 360 Degree Energy was incorporated in Florida on April 28, 2003. John Stanton, the Chairman of EarthFirst Technologies, is also a member of the board of directors of 360 Degree Energy.

At the time the Worldwide License Agreement was entered into, the parties anticipated using the synthetic gas produced by the Company’s Plasma Arc Converters for use with diesel and gasoline engines. At that time, 360 Degree Energy had not conducted testing to determine the viability of such use, however, it was believed that this technology may be beneficial if future developed. Additional funding will need to be obtain to determine the viability of the application of the synthetic gas for this use. As of this date, no revenues from royalties from the Worldwide License Agreement have been generated.

Intellectual Properties

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

The Company engaged outside legal counsel to review the history of the Company’s development of its technologies and the contractual arrangements entered into by the Company with respect to such technologies. Legal counsel has advised that it believes that the Company currently possesses all of the intellectual property rights to commercialize its technologies and to further develop these technologies in additional applications.

Legal counsel has also reviewed in detail all aspects of the claims and allegations made by a former consultant with respect to the underwater carbon arc technology embodied in the Company’s products. Legal counsel also reviewed the Company’s consulting agreements with the former consultant and entities related to this individual.

Based upon its review of these agreements and the relevant law, it is the opinion of outside legal counsel that the former consultant, or entities related to him, neither own nor control any US patents that are relevant to the Company’s technologies, and have no legal standing to assert any claims as to patent infringement or misappropriation of any trade secrets.

The former consultant and an entity affiliated with the former consultant have initiated legal proceedings against the Company claiming various infringements, among other things. The legal proceedings are more fully described below under Item 3.

Management believes that the Company has taken appropriate steps to protect its intellectual property rights. However, the steps taken may not prove sufficient to prevent misappropriation of the Company’s technology rights. Third-party development of similar technologies using different discoveries remain a risk that could limit the Company’s legal protection. The laws of certain foreign countries might not protect the Company’s services or intellectual property rights to the same extent as do the laws of the United States.

Third parties could claim infringement by the Company with respect to current or future uses. As the number of entrants into the market increases, the possibility of an infringement claim against the Company might increase, and the possibility either exists that the Company could, now or in the future, inadvertently infringe on a third-party’s patent. In addition, because patent applications can take many years to allow, it is possible that the Company could, now or in the future, infringe upon a third-party’s patent application now pending of which the Company is unaware. Any infringement claim, whether meritorious or not, could consume a significant amount of management’s time and attention, could result in costly litigation, cause service delays or require the Company to enter into royalty or licensing agreements which might or might not be available on commercially acceptable terms, if at all. As a result, any claim of infringement against the Company could have a material adverse effect upon our business, financial condition or results of operations.

Research and Development

Research and development costs incurred in 2003 and 2002 aggregated $ 345,057 and $1,042,244, respectively, and are centered around the aforementioned technologies.

Employees

As of December 31, 2003, the Company had 6 full-time employees all of whom are employed, at least partially, in the evaluation and development of the solid waste and plasma arc converter technologies. Management considers its relations with its employees to be satisfactory. None of the employees is represented by a union.

Additional information with respect to EarthFirst’s businesses

EarthFirst’s periodic reports filed with the Securities and Exchange Commission (“the SEC”), which include Form 10-KSB, Form 10-QSB, Form 8-K, and amendments thereto, may be accessed by the public free of charge from the SEC. Electronic copies of these reports can be accessed at the SEC’s web site at http://www.sec.gov. The public may read or obtain copies of these reports from the SEC at the SEC’s Public Reference Room in Washington, D.C., New York, New York, and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms.

Item 2. Properties

In January of 2004, the Company moved its corporate office to 2515 E. Hanna Ave., Tampa, Florida. This location is occupied by Electric Machinery Enterprises, Inc., an entity the Company is negotiating to acquire. The Company is not charged rent for this facility.

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

Item 3. Legal Proceedings

The Company has performed extensive research and development on various technologies focused on deriving solutions for liquid and solid waste problems and in creating alternative fuels. These efforts have been conducted by the Company through the efforts of its employees and consultants. A discussion of these efforts, as well as litigation challenging the Company’s ownership of certain intellectual property rights involved with its Liquid Waste Technologies, is set forth in Item 3 of the discussion in the Form 10-KSB for the year ended December 31, 2003 and is incorporated herein by reference.

The Company believes that it owns all of the rights to the technologies on which it has worked. Notwithstanding this belief, the Company has had discussions with Ruggero Santilli concerning the possibility of arriving at a settlement of their differences concerning certain aspects of the Liquid Waste Technologies. It is hoped that the parties can ultimately resolve their dispute although there has been no final agreement at this time.

Other Litigation and Disputes

The Company is also involved in disputes with vendors for various alleged obligations associated with discontinued operations. Included are disputes involving deficiency balances associated with lease obligations for equipment acquired by the Company for its contract manufacturing and BORS Lift operations. The machinery and equipment associated with many of these obligations has been sold with the proceeds paid to the vendor or the equipment has been returned to the vendor. The other parties have asserted that balances on the leases are still owed. The Company is also involved in disputes with certain vendors and service providers.

Judgments have been entered against the Company in several of these disputes. In other disputes, litigation has been threatened. The Company intends to contest vigorously any continuing litigation and, in certain instances, is considering filing counter claims against the other party.

The Company has accrued amounts for which it believes all of its disputes will ultimately be settled.

Sales and use tax examination:

The Company is involved in a sales and use tax examination conducted by the Florida Department of Revenue (the “DOR”) for the tax periods from the inception of the Company through June 30, 2001. The DOR has provided the Company with a Notice of Intent to Make Audit Changes reflecting its claim for $60,824 of unpaid sales and use taxes plus $63,873 of penalties and interest.

Substantially all of the taxes the DOR claims is owed is attributable to unpaid use taxes on purchases and leases made or entered into during the period from 1998 through 2000. A substantial portion of the purchases and leases involved assets for which the Company was eligible for an exemption from tax allowed for new manufacturing businesses. If the required temporary exemption permit is not obtained prior to the time the purchases are made, the taxpayer is required to obtain the exemption by filing a claim for refund of taxes paid.

On October 17, 2002, the Company filed a Claim for Refund with the DOR for the new manufacturing business exemption. The DOR has tentatively approved a refund in the amount of $58,539. The DOR has verbally agreed that this refund will be offset against the sales and use tax assessment resulting from the examination. However, the DOR is arguing that penalties and interest should be assessed on the underpaid taxes up until the time the Claim for Refund was filed. Consequently, the DOR has taken the position that substantially all of the penalties and interest it has calculated are owed even though substantially all of the taxes in question qualify for the refund. The Company disputes this position and certain other positions taken by the DOR in its examination and intends to continue the appeals process within the DOR at this time.

While it is uncertain the amount that will ultimately be agreed upon by the parties, the Company has chosen to reflect $60,000, representing substantially all of the penalties and interest, as a liability on its financial statements as of December 31, 2003.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5. Market for Registrant’s Common Stock and Related Security Holder Matters

EarthFirst shares trade on The National Association of Securities Dealers (“NASD”) OTC Bulletin Board (the “Bulletin Board”) under the trading symbol “EFTI”. EarthFirst shares commenced trading in June 1998, prior to which time there was no public market for these securities. The following table sets forth, for the periods indicated, the range of high and low closing bid quotations as reported by the Bulletin Board for each quarter during the last two fiscal years. The bid quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended December 31, 2002
First Quarter	$0.14	$.08
Second Quarter	.13	.05
Third Quarter	.10	.03
Fourth Quarter	.08	.05

Fiscal Year Ended December 31, 2003
First Quarter	.11	.04
Second Quarter	.06	.03
Third Quarter	.15	.04
Fourth Quarter	.19	.05

On April 9, 2004, the last reported sales price for EarthFirst shares on the Bulletin Board was $.25 per share. At April 9, 2004, the Company had approximately 443 stockholders of record. The Company estimates that there are approximately 2,500 beneficial owners of its common stock.

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

Recent Sales of Unregistered Securities

The securities described below were issued by the Company during the period covered by this report and were not registered under the Securities Act of 1933, as amended. Each of the transactions is claimed to be exempt from registration pursuant to Section 4 (2) of the Securities Act as transactions not involving a public offering. All of such securities are deemed to be restricted securities for the purposes of the Securities Act. All certificates representing such issued and outstanding restricted securities have been properly legend, and “stop transfer” instructions have been issued to the transfer agent with respect to such securities. Except as noted, no commissions were paid in connection with any of the issuances.

CONVERSION OF SERIES 1999-A CONVERTIBLE NOTES

In March 2000, the Company issued and sold $700,000 of Series 2000-A Eight Percent (8%) Convertible Notes due March 31, 2002 to an accredited investor. The notes were convertible into common stock after a period of 90 days from the date of the note at a conversion price equal to the lesser of (1) $.75; or (2) eighty percent (80%) of the lowest of the closing bid prices for the Company’s common stock for the five (5) trading days immediately preceding the conversion date, as defined.

During 2002, the investor converted $161,000 of the principal balance of the notes, plus accrued interest and liquidated damages for failure to obtain certain registration rights totaling $52,758, into 3,356,071 shares of the Company’s common stock.

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

ISSUANCE OF COMMON SHARES IN APPLIED TECH CONSULTING, INC. (ATC) ACQUISITION

In December 2003, the Company entered into a purchase agreement to acquire the supplier contracts / arrangements: contractor / applicator agreements and customer and contact lists of Applied Tech Consulting, Inc (ATC) requiring the issuance of 600,000 common shares.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those, which are not within our control.

The following discussion and analysis provides information which management believes is relevant for an assessment and understanding of the results of operations and financial condition. The discussion should be read in conjunction with the audited consolidated financial statements and notes thereto.

The Company is continuing to attempt to identify and implement commercially viable applications of its plasma arc converter technology embodied in the BigSpark™ converter. The Company’s BigSpark™ plasma based technology splits apart the complex molecular bonds of water and hydrocarbon wastes to produce the clean burning, hydrogen-based fuel. BigSpark™ compares favorably with conventional combustion technologies used in the disposal of liquid wastes in several significant areas. First, the waste is subjected to higher temperatures for longer periods of time (7,000 degree temperature of the plasma arc; and materials spend minutes, not seconds, in the reaction zone). Second, BigSpark™ has a second stage combustion in a very high temperature oxygen flame. Third, BigSpark™ converters are compact and can be moved to the source of contaminated waste.

One application of the plasma arc technology that the Company has been investigating involves the destruction of Poly-Chlorinated Biphenyls, commonly referred to as “PCBs”. PCBs have many stable qualities that led to its use in various industrial applications before it was learned that long-term exposure to PCBs may increase the risk of cancer in humans.

Preliminary tests have indicated that passing PCB laden liquids through a plasma arc similar to that found in the BigSpark™ converters results in the destruction of the PCB molecules. While the results of such tests are encouraging, in order to be commercially successful, the technology will need to be adapted to destroy PCBs in surroundings where such elements are commonly found and on a sufficient scale to economically address the problems faced in PCB disposal.

If the Company’s efforts to continue to develop commercially viable solutions to cost effectively destroying PCBs and other liquid waste problems are to continue, the Company will need significant additional financing. At this time, it is uncertain whether such financing can be obtained, and if so, whether such financing can be obtained on terms and conditions that would be acceptable to the Company.

The first Solid Waste Tire plant has been has been turned over to the Company as assembled and complete by the designer / fabricator in the fourth week of March 2004. The Company’s Operations Team has been working in the ensuing “commissioning and startup” phase, with the assistance of the designer / fabricator, to bring the unit to an operational status. The unit is known as the Catalytic Activated Vacuum Distillation Process (CAVD) reactor, words which describe the process and plant simply but succinctly. The unit was built in Mobile, Alabama at the Turner Industries’ plant and the work was done primarily by Harmony, LLC, the Turner subsidiary, and its sub-contractor network. The plant is expected to operate at this facility both as a demonstration model and as an operating unit generating income. Other plants will be built in Mobile and then installed at the customer’s site.

In April 2004, the Company has executed a Claims Assignment Agreement with the secured creditor of Electric Machinery Enterprises, Inc., the bank, and also signed the terms of the proposed Acquisition Agreement with EME. With these documents signed, the parties anticipate a closing in the second quarter of 2004 provided bankruptcy court approval is obtained. It is anticipated that the acquisition of EME will provide the resources necessary to validate the Company’s Liquid Waste technology for commercial application.

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As indicated from the discussion above, the Company will need significant infusions of capital in order to carry out its objectives and to continue as a going concern. Litigation and the threats of litigation have placed the continued existence of the Company, in its current structure, in substantial doubt. The Company believes that its technologies are now approaching commercialization, but there are no assurances that the Company’s efforts will be successful and the auditors’ report accompanying the financial statements includes an uncertainty paragraph regarding the Company’s ability to continue as a going concern.

The Company has attempted to settle its disputes with various third parties, and in fact was successful in settling many disputes with other parties over the past two and one-half years. However, the lack of resolution of several matters still confront the Company.

The Company also continues to incur operating losses. The operating losses give rise to additional debt, or to equity dilution of the Company. The Company is exploring all options to resolve its prior obligations.

The Company will need to obtain funding from outside sources during 2004 and beyond to continue its planned operations. There can be no assurance that the Company will be successful in obtaining the necessary debt or equity financing needed to achieve its objectives.

FISCAL 2003 COMPARED TO FISCAL 2002

There were no revenues, cost of sales and gross profits for the year ended December 31, 2003 and 2002.

Selling, general and administrative expenses for the year ending December 31, 2003 decreased to $651,948 from $1,401,379 for the year ending December 31, 2002, a decrease of approximately 53%. This decrease was due to the reduced level of activities undertaken by the Company during 2003 as a result of expense curtailment efforts.

Direct research and development expenses decreased from $1,042,244 in fiscal 2002 to $345,057 in 2003, a 67% decrease. The decrease in research and development expenditures was attributable primarily to the curtailment of the Companys efforts to develop its technologies during the current year and its change in focus to attempting to identify qualified partners who will provide funding to continue the development of the Companys technologies.

Settlement expense of $280,000 for 2003 results from preliminary settlements initiated in the third quarter of 2003. This amount pertains to litigation with Ruggero Santilli and his related parties pertaining to differences surrounding certain of the Company’s technologies. During 2003, the Company has attempted to resolve these differences, and has included this amount in accrued expenses for 2003 based on amounts estimated to ultimately settle the matter. There were no such settlements in the corresponding periods in 2002.

During the quarter ended March 31, 2003, the Company realized a gain on cancellation of debt in the amount of $155,000 attributable to the settlement of invoices incurred primarily during calendar 2000, and an additional amount of $40,000 during the quarter ended September 30, 2003.

Interest expense increased to $373,607 during fiscal 2003 from $179,597 in the prior year, an increase of approximately 108% due to the higher balances related to the Company’s borrowings pursuant to the revolving line of credit loans from a related party.

As a result of favorable events in the progress of the sales and use tax examination, the Company recorded a gain from discontinued operations during fiscal 2003 in the amount of $19,418 since the activities to which these amounts related were discontinued in prior years.

Net loss decreased by $1,415,390 from $2,851,584 during fiscal 2002 as compared to $1,436,194 in fiscal 2003. Increases resulted from the previously discussed Santilli settlement that were offset by reductions which occurred primarily because of the Companys refocused efforts to attempt to obtain qualified partners to further develop the Companys technologies as well as reductions in the level of administrative expenses attributable to legal fees and compensation. The loss from the prior periods also included the loss from discontinued operations that is explained above while there was a net gain from discontinued operations in the current period.

LIQUIDITY AND CAPITAL RESOURCES

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring net losses since inception and, as such has experienced negative operating cash flows in both fiscal 2003 ($1,098,723) and fiscal 2002 ($2,460,354). The Company continues to experience negative operating cash flows thus far in 2004. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has historically funded these negative operating cash flows with proceeds from sales of common and preferred stock, as well as notes and convertible debentures payable. In December 2000 and again in January 2003, the Company entered into multiple revolving credit line agreements with an entity related to Mr. Stanton secured by all of the assets of the Company. Each revolving line of credit is a demand loan, which means that the lender can demand full repayment of the loan at any time. If this were to occur at this time, the Company would be unable to repay the amount owed and consequently, the lender might foreclose on all of the assets of the Company under the security agreement. As of December 31, 2003, the Company owed $4,194,741 pursuant to this agreement.

During 2003, the Company continued to rely almost entirely on additional loans made by the related party pursuant to the revolving line of credit in order to finance its operations and / or amounts invested for the Company’s common stock from related parties or persons affiliated with that entity. The promissory note related to each revolving line of credit merely provides for a loan of up to a stated amount. There is no obligation on the part of the related party to make any loan pursuant to this agreement even if the loan balance is less than the stated amount. The related party is also not under any obligation to make any additional loans pursuant to any revolving line of credit or otherwise.

Historically, the related party lender has periodically agreed to convert a portion of the loan balance into shares of the Company’s common stock. There is no obligation on the part of the lender to convert any additional portion of the outstanding loan balance owed to it into common stock of the Company.

The amount received during 2003 and 2002 from the sources described above totaled approximately $1,150,000 and $2,700,000, respectively. Notwithstanding the proceeds of these financing sources, the Company had a negative working capital of approximately $5,700,000 as of December 31, 2003.

The Company is involved in various disputes as described more fully in Item 3 above. These disputes have made it increasingly difficult to raise capital and to engage in business with third parties.

The Company is focused on the commercialization and further development of its liquid and solid waste technologies as discussed in Note 1. While efforts to commercialize these technologies will require significant additional debt or equity financing, agreements entered into subsequent to year-end (See Note 14) are expected to facilitate these efforts. These technologies are as yet unproven on a commercial basis and there remains some uncertainty as to whether such commercialization will ultimately be successful. There can be no assurance that the Company will be successful in obtaining the necessary debt or equity financing needed to achieve its objectives.

The Company is focused on the commercialization and further development of its liquid and solid waste technologies. Efforts to commercialize these technologies will require significant additional inflows of cash. These technologies are as yet unproven on a commercial basis and there remains some uncertainty as to whether such commercialization will ultimately be successful even if sufficient financing can be obtained.

INCOME TAXES

The Company has a net operating loss carry forward for federal income tax purposes of approximately $35,000,000 that is available to offset federal taxable income through fiscal 2023. A portion of this carry forward may be limited under Section 382 of the Code due to the occurrence of an ownership change as defined in the Internal Revenue Code (“the Code”). A 100% valuation allowance has been provided on deferred tax assets resulting from the net operating loss carry forwards discussed above.

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

Revenue Recognition: The Company currently has no revenue generating activities.

Employee stock-based compensation: The Company accounts for compensation costs associated with stock options issued to employees under the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”) whereby compensation is recognized to the extent the market price of the underlying stock at the date of grant exceeds the exercise price of the option granted. Stock-based compensation to non-employees is accounted for using the fair-value based method prescribed by Financial Accounting Standard No. 123 (“FAS 123”). The fair-value based method requires management to make estimates regarding the expected life of the options and warrants.

Impairment of Long-Lived Assets: In assessing the recoverability of the Company’s long-lived assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Valuable Interest Entities. This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. This interpretation was originally effective immediately for variable interest entities created after January 31, 2003 and for interim periods beginning after June 15, 2003 for interests acquired prior to February 1, 2003. However, the FASB is reviewing certain provisions of the standard and has deferred the effective date for public companies to periods ending after December 15, 2003. The Company currently has no ownership in variable interest entities and therefore adoption of this standard currently has no financial reporting implications.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is designed to improve financial reporting such that contracts with comparable characteristics are accounted for similarly. The statement, which is generally effective for contracts entered into or modified after June 30, 2003, did not have impact on The Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. At December 31, 2003, The Company had no such financial instruments outstanding and therefore adoption of this standard had no financial reporting implications.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTURAL OBLIGATIONS

The Company currently has no of balance sheet arrangements or contratural obligations.

ITEM 7. FINANCIAL STATEMENTS

The consolidated 2003 financial statements for the Company, including the notes thereto, together with the report thereon of Aidman, Piser & Company, P.A. is presented beginning at page F-1.

The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to market risk associated with other financial instruments and interest rate risk is not material.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosure issues with respect to any financial statements for the Company for 2003 or 2002. Aidman, Piser & Company, P.A. has served as the independent public accountants for the Company for the 2003 and 2002 audited financial statements.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The executive officers, directors and other significant employees of the Company, and their ages and positions, are as follows:

Name of Individual	Age	Position
John D. Stanton	55	Chairman of the Board of Directors Chief Executive Officer
Leon Toups	65	President
Nicholas R. Tomassetti	68	Director

The following is a brief description of the professional experience and background of the directors and officers.

John D. Stanton assumed the role of Chairman of the Board of Directors, President and Chief Executive Officer on May 15, 2000 in connection with the acquisition of SAC-1. On July 30, 2001, Mr. Stanton brought in James V. Mahoney to assume the role of President and Chief Executive Officer but resumed these roles upon Mr. Mahoney’s resignation in August 2002 until the appointment of Leon H. Toups as President on October 9, 2003. From 1987 through the present, Mr. Stanton has served as the President and Chief Executive Officer of Florida Engineered Construction Products, Corporation. Since the early 1990’s, Mr. Stanton has been, and continues to be, involved in turn-around management for financially distressed companies, providing both management guidance and financing. In 1981, Mr. Stanton assumed the role of Chief Financial Officer for Florida Engineered Construction Products, Corporation, a privately held manufacturer of residential and commercial construction products, located in Tampa, Florida. Mr. Stanton worked as an auditor with the international professional services firm that is now known as Ernst & Young, LLP from 1973 through 1981. Mr. Stanton, a Vietnam veteran of the United States Army, graduated from the University of South Florida with a Bachelors Degree in Marketing and Accounting in 1972, and with an MBA in 1973. Mr. Stanton earned the designation of Certified Public Accountant in 1974 and was a Sells Award winner in the CPA examination.

Leon H Toups was a co-founder of the Company in 1997 and served as Chairman, President and CEO until 2000. The company was subsequently sold and Mr. Toups served as Executive VP for Research and Development and as an advisor to the Chairman through the end of 2001. On October 9, 2003, Mr. Toups accepted the position of President. From 1980 to present, Mr. Toups has served as President and Chairman of an operational consulting firm working with entrepreneurial enterprises. Prior thereto, from 1973 to 1980, Mr. Toups was employed by Chromalloy American Corporation, where he served in several capacities, first as President of Chromalloy Natural Resources Company, a diversified oil and gas division, and then as President, COO, as well as Board Member and as a member of the Executive Committee of Chromalloy American. Chromalloy was an international conglomerate with over a billion dollars in sales in the industry segments of oil and gas, textile/apparel, consumer products, metal coating, transport-marine and farm and industrial equipment. Chromalloy employed approximately 35,000 people worldwide and traded on the New York Stock Exchange. Mr. Toups’ other past associations include Boeing Corporation from 1970 through 1973.\, NASA from 1965 through 1970 and the US Air Force from 1962 through 1964. Mr Toups holds the following degrees: BS Mechanical Engineering, Georgia Tech; MS Mechanical Engineering, Georgia Tech; MS Aerospace Engineering, University of Florida; and an EAA from MIT which he attended on a NASA Hugh Dryden Fellowship.

Nicholas R. Tomassetti joined the Board of Directors effective August 1, 2001. Mr. Tomassetti has served as the President and Chief Operating Officer of Airbus

Industrie of North America, Inc. Mr. Tomassetti’s former business associations include serving as Vice President and General Manager of Twin-Jet Business Development for McDonnell Douglas Corporation and Vice President of Pratt & Whitney’s Commercial Engine Business Organization. Mr. Tomassetti served with Pratt & Whitney for over 30 years during which time he held various positions including Vice President, Commercial Engine Organization and Vice President Sales and Service, Commercial Products Division. In 1987, Mr. Tomassetti was tapped to serve as President for the International Aero Engines, a five nation consortium formed to develop and market the LAE V2500 aircraft engine. Mr. Tomassetti earned a degree in Engineering from the General Motors Institute and a Master’s Degree in Engineering from MIT.

AUDIT COMMITTEE/CODE OF ETHICS

The Company’s Board of Directors currently does not have an Audit Committee. The Company has also not yet adopted a code of ethics but intends to do so in 2004. Delay in adoption resulted from personnel turnover.

COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

Section 16 (a) of the Securities Exchange Act of 1934 requires a company’s officers, directors and persons who own more than ten percent of a registered class of such company’s equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish the Company with copies of all Section 16 (a) forms they file. Based on its records, Management believes that all required filings have been made by the Company’s officers, directors, and ten percent beneficial owners.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information for each of the fiscal years ended December 31 concerning the compensation paid and awarded to our President and Chief Executive Officer. There were no other executive officers or key employees whose total annual salary and bonus exceeded $100,000 for these periods who remain with the Company.

	Annual Compensation					Long-term Compensation Awards				Payouts
Name and Principal Position	Year	Salary		Bonus		Restricted Stock Award		Securities Underlying Options		LTIP Payouts		All Other Comp
James V. Mahoney Chief Executive Officer and President (1)(2)	2003 2002 2001	$ $ $	-0- 251,203 110,890	$ $ $	-0- -0- -0-	$ $ $	-0- -0- -0-	-0- -0- -0-		$ $ $	-0- -0- -0-	$ $ $	-0- -0- -0-
John D. Stanton Chairman of the Board (3)	2003 2002 2001	$ $ $	1,000 1,000 1,000	$ $ $	-0- -0- -0-	$ $ $	-0- -0- -0-	-0- 2,000,000 2,000,000	(4) (4)	$ $ $	-0- -0- -0-	$ $ $	-0- -0- -0-
Leon H. Toups President (3)(5)	2003		$-0-		$-0-		$-0-	-0-			$-0-		$-0-

(1)	Mr. Mahoney assumed the role of Chief Executive Officer and President effective July 30, 2001. Prior to this date, Mr. Mahoney was not employed by the Company.
(2)	Mr. Mahoney resigned his position as the Chief Executive Officer and President on or about August 6, 2002. Compensation for 2002 includes $33,755 paid to Mr. Mahoney’s consulting company after his resignation for services rendered to the Company.
(3)	Mr. Stanton assumed the role of Chief Executive Officer and President as of May 16, 2000. Prior to this date, Mr. Stanton was not employed by the Company. Effective August 1, 2001, Mr. Stanton relinquished the role of Chief Executive Officer and President retaining his role as the Chairman of the Board of Directors. Mr. Stanton resumed his role as Chief Executive Officer and President upon Mr. Mahoney’s resignation in August 2002. Mr. Stanton relinquished the role of President on October 9, 2003 with the appointment of Leon H. Toups
(4)	During 2001, Mr. Stanton was granted options to acquire 2,000,000 shares of the Company’s stock at prices ranging from $.195 to $.2145 per share. During 2000, Mr. Stanton was granted options to acquire 2,000,000 shares of the Company’s stock at $1.00 per share.

(5)	Mr. Toups assumed the role of President effective October 9, 2003, and on March 1, 2004 commenced receiving annual compensation of $150,000. Prior to that date, Mr. Toups received compensation from other entities associated with Mr. Stanton.

No stock options were issued during calendar 2003 or 2002 to any of the individuals identified in the table above. The following table sets forth, for the individuals named in the Summary Compensation Table above, certain information concerning stock options granted during 2001. The Company has never issued stock appreciation rights. Options were granted at an exercise price above the fair market value of the common stock at the date of grant. The term of the options is three years from the date of grant.

Name	Options Granted	Percentage Of Total Options Granted In 2001	Exercise or base Price Per Share ($/Sh)	Market Price on Date of Grant	Expiration Date	Potential Realizable Value At Assumed Rates Rate of Stock Price Appreciation For Option Term (1)
						5%	10%
John D. Stanton	466,200	6%	$.2145	$.195	April 2006	$127,600	$161,100
	1,533,800	20%	$.195	$.195	April 2011	$463,847	$775,529

(1)	The dollar amounts under this column are the result of calculations at the 5% and 10% rates set by the Commission and therefore are not intended to forecast possible future appreciation, if any, of the stock price of the Company’s common stock. If the price of the Company’s stock were in fact to appreciate at the assumed 5% or 10% annual rate for the term of the option, a $1,000 investment in the Common Stock would be worth $1,276 and $1,611, respectfully, at the end of the 5-year term and $1,629 and $2,594, respectively, at the end of the 10-year term.

The following table sets forth, for the individual named in the Summary Compensation Table, certain information concerning the options exercised during fiscal 2003 and the number of shares subject to exercisable and unexercisable stock options as of December 31, 2003. The values for “in-the-money” options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 2002 ($.06 per share) and the exercise price of the options.

Name	Number of Shares Acquired on exercise	Value realized	Unexercised Options at December 31, 2003
			Exercisable (1)	Unexercisable
John D. Stanton	None	$0	4,000,000	-0-

(1)	None of the options were “in-the-money” at December 31, 2003.

DIRECTORS’ COMPENSATION

The Company does not pay cash compensation to directors for serving on the Board. Each director, other than the Chairman of the Board and CEO, is granted options to acquire 100,000 shares of the Company’s common stock at an exercise price equal to the fair market value of the stock on the date of grant.

EMPLOYMENT AGREEMENTS

On December 30, 2003, the Company entered into an Employment Agreement with Gene Salerno to serve as Vice-President of the Company’s Applied Tech Consulting Division. The initial term of the agreement is for a period of 3 years and continues on a month to month basis unless notice to terminate the agreement is timely provided. Mr. Salerno is to receive compensation at the rate of $100,000 per year as well as $40,000 of back salary. Mr. Salerno is entitled to commissions equal to 5% of the Net Revenues on all sales of carbon which he personally generates on behalf of the Company and which are accepted by the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding ownership of the Company’s common stock as of March 20, 2004 by each person known to us to own beneficially more than 5% of the outstanding common stock of the Company, by each person who is a director, by each person listed in the Summary Compensation Table and by all directors and officers as a group.

The information reflected in the following table was furnished by the persons listed therein. The calculations of the percent of shares beneficially owned are based on 185,645,024 shares of common stock outstanding on April 9, 2004 plus, with respect to each such person, the number of additional shares that will be outstanding upon exercise of the warrants and options exercisable within sixty (60) days set forth herein.

Name and Address of Beneficial Owner	Beneficial Ownership		Percentage of Class
John D. Stanton P.O. Box 24567 Tampa, Florida 33623	76,001,925	(1)	40.94%

Leon H.Toups 418 Harbor View Lane Largo,Fl 33770	4,786,949		2.58%

Nicholas R. Tomassetti 853 Vanderbilt Beach Rd. Naples, Florida 34108	400,000	(3)	.22%

Ralph W. Hughes Revocable Family Trust P.O. Box 24567 Tampa, Florida 33623	32,016,719		17.25%

All Officers and Directors (Three persons)	81,188,874		43.74%

(1)	Includes options to purchase 2,000,000 shares of Common Stock at an exercise price of $1.00 per share and options to purchase 2,000,000 shares of Common Stock at prices ranging from $.195 to $.2145 per share.

(2)	Mr. Tomassetti was granted an option to acquire 100,000 shares of Common Stock at an exercise price of $.20 per share in 2001. In addition, Mr. Tomassetti was granted 300,000 shares of the Company’s common stock effective January 1, 2003.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On December 15, 2000, EarthFirst Technologies and Florida Engineered Construction Products, Corporation (“FECP Corporation”) executed Revolving Line of Credit Promissory Notes and a related Security Agreement. In addition, additional Promissory Notes have been entered into between EarthFirst Technologies and several of its subsidiaries and affiliates and FECP Corporation on January 28, 2003 that have a similar Security Agreement. Collectively, Mr. Stanton and Mr. Hughes own over 80% of the outstanding common stock of FECP Corporation and are the President and Chairman of the Board, respectively, for FECP Corporation. All Promissory Notes are payable on demand. The promissory note executed by EarthFirst Technologies bears interest at the rates of 9.9% and 10% per annum. As of December 31, 2003, the balance owed to FECP Corporation was $4,194,741.

FECP Corporation and other entities related to Mr. Stanton have paid for various administrative services on behalf of the Company as well as other purchases. The cost of these services and purchases have been added to the balance of the Promissory Notes. The cost of various insurance coverage for the Company that has been paid by FECP Corporation has also been included in the balance of the Promissory Notes.

The transactions described above are on terms no less favorable to the Company than those that could have been obtained from independent third parties in arms-length negotiations.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

FINANCIAL STATEMENTS

OTHER EXHIBITS:

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)(**)

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)(**)

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)(**)

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)(**)

REPORTS ON FORM 8-K:

Current Report on Form 8-K dated October 9, 2003.

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

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed by Aidman, Piser & Company, P.A. for professional services rendered for the audits of the Company’s annual financial statements for the years ended December 31, 2003 and 2002, the reviews of the financial statements included in the Company’s Forms 10-QSB totaled $55,950 and $38,200, respectively.

Independent Auditors’ Report

Board of Directors

EarthFirst Technologies, Incorporated

Tampa, Florida

We have audited the accompanying consolidated balance sheet of EarthFirst Technologies, Incorporated and Subsidiaries (the “Company”), as of December 31, 2003, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EarthFirst Technologies, Incorporated and Subsidiaries, at December 31, 2003, and the consolidated results of their operations and their cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has working capital and net capital deficiencies and is involved in significant litigation, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters, which include a possible bankruptcy filing, are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Aidman, Piser & Company, P.A.

April 12, 2004

Tampa, Florida

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2003

ASSETS
Current assets:
Cash	$3,529

Total current assets	3,529

Property and equipment, net	17,923
Intangible assets	142,900

$164,352

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$409,167
Accrued expenses and other current liabilities	877,137
Lease obligations	250,000
Notes payable, related party	4,194,741

Total current liabilities	5,731,045

Commitments and contingencies	—

Stockholders’ deficit:
Common stock, par value $.0001, 250,000,000 shares authorized, 187,595,024 shares issued and 185,645,024 shares outstanding	18,759
Additional paid-in capital	43,405,591
Accumulated deficit	(47,722,983)

(4,298,633)
Less: treasury stock (1,950,000 shares at cost)	(1,268,060)

Total stockholders’ deficit	(5,566,693)

$164,352

See notes to consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
Revenue	$—	$—
Cost of sales	—	—

Gross profit	—	—

Selling, general and administrative expenses	651,948	1,401,379
Research and development expenses	345,057	1,042,244
Settlement expense	280,000	—

Loss from continuing operations before income taxes and other items	(1,277,005)	(2,443,623)

Other income (expense):
Gain on extinguishment of debt	195,000
Interest expense	(373,607)	(179,597)
Other expense	(—)	(153,364)

	(178,607)	(332,961)

Loss from continuing operations before income taxes	(1,455,612)	(2,776,584)
Income tax expense	—	—

Loss from continuing operations	(1,455,612)	(2,776,584)

Discontinued operations:
Gain (loss) from discontinued operations (no applicable income taxes)	19,418	(75,000)

Net loss attributable to common shareholders	$(1,436,194)	$(2,851,584)

Loss per common share attributable to common stockholders:
Continuing operations	$(.01)	$(.02)
Discontinued operations	—	—)

Net loss	$(.01)	$(.02)

Weighted average shares outstanding, basic and diluted	186,936,602	183,587,219

See notes to consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2003 AND 2002

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount
Balances, January 1, 2002	139,152,987	$13,916	$40,068,322	$(43,435,205)	$(1,268,060)	$(4,621,027)
Conversion of related party debt to equity	40,811,966	4,081	2,383,419	—	—	2,387,500
Conversion of convertible debentures to common stock	3,356,071	335	213,423	—	—	213,758
Additional stock issued to settle equity claim and issuance of stock options	3,500,000	350	331,725	—	—	332,075
Net loss	—	—	—	(2,851,584)	—	(2,851,584)

Balances, December 31, 2002	186,821,024	18,682	42,996,889	(46,286,789)	(1,268,060)	(4,539,278)
Issuance of stock as partial payment to settle dispute	174,000	17	9,118			9,135
Capital contribution			356,744			356,744
Issuance of stock to acquire business	600,000	60	42,840	—	—	42,900
Net loss	—	—	—	(1,436,194)	—	(1,436,194)

Balances December 31, 2003	187,595,024	$18,759	$43,405,591	$(47,722,983)	$(1,268,060)	$(5,566,693)

See notes to consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
Cash flows from operating activities:
Net loss	$(1,436,194)	$(2,851,584)
Adjustments to reconcile net loss to net cash flows from operating activities:
Expenses funded through the issuance of common stock	—	215,000
Depreciation and amortization	15,081	12,780
Gain on extinguishment of debt	(195,000)	—
Loss on disposal of asset	33,300	6,318
Write-down of assets to net realizable value	—	140,301
Stock-based compensation	—	17,075
Increase (decrease) in cash due to changes in:
Prepaid expenses and other assets	—	820
Accounts payable	(79,823)	(43,640)
Accrued expenses and other current liabilities	190,306	(130,374)
Accrued interest on related party note payable	373,607	172,950

Net cash flows from operating activities	(1,098,723)	(2,460,354)

Cash flows from investing activities:
Acquisition of property and equipment	(—)	(164,529)
Cash paid for business acquisition	(50,000)	—

Net cash flows from investing activities	(50,000)	(164,529)

Cash flows from financing activities:
Proceeds from related party note payable	1,152,252	2,680,984
Repayment of lease obligations	—	(56,101)

Net cash flows from financing activities	1,152,252	2,624,883

Net change in cash	3,529	—
Cash, beginning of year	—	—

Cash, end of year	$3,529	$—

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

YEARS ENDED DECEMBER 31, 2003 AND 2002

Supplemental schedule of cash flow information

	2003	2002
Cash paid during the year for interest	$—	$—

Supplemental schedule of non-cash financing and investing activities

During 2003, the Company

•	Settled $83,000 in disputed claims against the Company in exchange for 174,000 shares of common stock valued at $9,135 and $73,865 of other consideration that was funded by related party advances.

•	Acquired the business assets of Applied Tech Consulting, Inc. in exchange for $50,000 in cash and 600,000 shares of common stock valued at $42,900 and an obligation to fund a remaining $50,000 in 2004, which is included in accrued expenses in the accompanying balance sheet.

•	Repaid $450,000 in related party notes payable via a transfer of land with a cost basis of $93,256. The $356,744 differential between the cost basis of the land and the note obligation relieved has been recorded as a non-cash capital contribution.

During 2002, the Company

•	Converted $161,000 of convertible debentures along with accrued interest and penalties of $52,758 to 3,356,071 shares of common stock.

•	Converted $2,387,500 of related party debt to 40,811,966 shares of common stock.

•	Settled disputed claims against the Company for 3,500,000 shares of common stock valued at $315,000.

•	Issued options to acquire 250,000 shares of common stock to a consultant valued at $17,075.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003 AND 2002

1. Nature of business, basis of presentation and summary of significant accounting policies:

Nature of business:

EarthFirst Technologies, Incorporated, a Florida corporation, and its subsidiaries (collectively the “Company” or “EarthFirst”) are dedicated to producing environmentally superior products from carbon-rich solid and liquid materials considered wastes. The Company is also focused on the research, development, and commercialization of technologies for the production of alternative sources of fuel and the destruction, purification, and / or remediation of liquid and solid waste.

The Company’s efforts are currently focused in the completion of its first plant in Mobile, Alabama that will be used as a demonstration model. (See Note 14). When completed, the plant is expected to process used automotive tires extracting the carbon and other raw materials for resale. This process is intended to efficiently dispose of the tires in a manner more ecologically friendly than traditional disposal methods and reclaim part of the raw materials that comprise the tires.

Based upon the results of the demonstration plant, the Company anticipates constructing additional plants with joint venture partners who need a solution to their accumulation of used automotive tires. It is expected that the Company will bring proven technology in replicating its production plants and distribution network for the disposal of the by-products produced in the process. The partner is expected to contribute the money and land for the plant in the second quarter of 2004.

The Company has also developed technologies for the destruction of liquid wastes, such as waste oils, greases, and antifreezes, through the use of a plasma arc reactor and production of a clean-burning synthetic fuel; however the technology has not yet been validated for commercial production. The plasma arc reactor creates a high-temperature plasma that breaks down or destroys harmful compounds contained in the liquid and produces a clean-burning gas. The Company is also considering adaptations for the liquid waste technology to solve other liquid waste disposal problems such as the destruction of Poly-Chlorinated Biphenyls, commonly referred to as “PCBs”. The Company hopes to obtain funding to allow further development of its technology in such applications.

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and its subsidiaries, some of which are inactive at December 31, 2003.

Significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue recognition:

The Company currently has no revenue generating activities.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003 AND 2002

1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

Property and equipment:

Property and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which range from 5-7 years for machinery, computer equipment, office equipment and furniture.

Advertising costs:

The costs associated with producing and communicating advertising are expensed in the period incurred. There were no advertising expenditures associated with continuing operations during 2003 or 2002 and any other advertising was nominal.

Intangible assets:

Intangible assets consist of goodwill obtained in connection with the acquisition of Applied Tech Consulting, Inc. (See Note 3.) In accordance with Financial Accounting Standard No. 142 (“FAS 142”) goodwill is not amortized. Goodwill is tested for impairment annually or more frequently if changes in circumstances indicate that the asset might be impaired. No goodwill impairment charges were necessary during 2003 or 2002.

Impairment of other long-lived assets:

The Company reviews the carrying value of its other long-lived assets (principally property and equipment) whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.

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

YEARS ENDED DECEMBER 31, 2003 AND 2002

1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

Stock-based compensation:

The Company accounts for compensation costs associated with stock options issued to employees under the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”) whereby compensation is recognized to the extent the market price of the underlying stock at the date of grant exceeds the exercise price of the option granted (“intrinsic value method”). Stock-based compensation to non-employees is accounted for using the fair-value based method prescribed by Financial Accounting Standard No. 123 (“FAS 123”).

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The Company accounts for unregistered common stock issued for services or asset acquisitions at the estimated fair value of the stock issued. Fair value is determined based substantially on the average cash price of recent sales of the Company’s unregistered common stock. There were no employee stock options issued in either 2003 or 2002.

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

YEARS ENDED DECEMBER 31, 2003 AND 2002

1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

Net loss per share (continued):

Securities outstanding that were excluded from the computation of diluted earnings per share because they would have been anti-dilutive are as follows:

	2003	2002
Stock options	9,250,000	16,130,000
Warrants	3,943,750	4,428,370

Recent Accounting Pronouncements:

In December 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Valuable Interest Entities. (Amended.) This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. This interpretation was originally effective immediately for variable interest entities created after January 31, 2003 and for interim periods beginning after June 15, 2003 for interests acquired prior to February 1, 2003. However, the FASB is reviewing certain provisions of the standard and has deferred the effective date for public companies to periods ending after December 15, 2003. The Company currently has no ownership in variable interest entities and therefore adoption of this standard currently has no financial reporting implications.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is designed to improve financial reporting such that contracts with comparable characteristics are accounted for similarly. The statement, which is generally effective for contracts entered into or modified after June 30, 2003, did not have impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. At December 31, 2003, the Company had no such financial instruments outstanding and therefore adoption of this standard had no financial reporting implications.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003 AND 2002

2. Management’s plans regarding liquidity and capital resources:

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced recurring net losses since its inception and, as such, experienced negative operating cash flows through December 31, 2003. As such, the Company has significant working capital and net capital deficiencies at December 31, 2003. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Historically, negative operating cash flows have been funded with proceeds from sales of common and preferred stock and notes and convertible debentures payable. In addition in December of 2000 and January of 2003, a party related to a principal stockholder provided multiple revolving lines of credit. The aggregate balance outstanding under these revolving lines of credit as of December 31, 2003 was $4,194,741.

The related party revolving lines of credit are secured by all of the assets of the Company. Each revolving line of credit is a demand loan which means that the lender can demand the full repayment of the loan at any time. If this were to occur at this time, the Company would be unable to repay the amount owed and consequently, the lender might foreclose on all of the assets of the Company under the security agreement. There is no obligation on the part of the related party to make any loan pursuant to these line of credit agreements even if the loan balance is less than the stated amount. The related party is also not under any obligation to make any additional loans pursuant to a revolving line of credit or otherwise.

Historically, the related party lender has periodically agreed to convert a portion of the loan balance into shares of the Company’s common stock. There is no obligation on the part of the lender to convert any additional portion of the outstanding loan balance owed to it into common stock of the Company.

The Company is also involved in numerous disputes, particularly involving activities that occurred prior to May 15, 2000, which are discussed in Notes 6 and 7. Judgments have been entered against EarthFirst Technologies, Incorporated and that entity is being sued or suits threatened by various parties. These disputes have made it increasingly difficult to raise capital and to engage in business with third parties. EarthFirst Technologies, Incorporated has attempted to settle its disputes with these parties in the past and in fact was successful in settling many disputes with other parties over the past three and one-half years.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003 AND 2002

2. Management’s plans regarding liquidity and capital resources (continued):

The Company is focused on the commercialization and further development of its liquid and solid waste technologies as discussed in Note 1. While efforts to commercialize these technologies will require significant additional debt or equity financing, agreements entered into subsequent to year-end (See Note 14) are expected to facilitate these efforts. These technologies are as yet unproven on a commercial basis and there remains some uncertainty as to whether such commercialization will ultimately be successful. There can be no assurance that the Company will be successful in obtaining the necessary debt or equity financing needed to achieve its objectives.

The Company will need to obtain funding from outside sources during 2004 and beyond to continue its planned operations. There can be no assurance that the Company will be successful in obtaining the necessary debt or equity financing needed to achieve its objectives and continue as a going concern. The financial statements do not include any adjustments to the carrying amount of assets and the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

3. Business acquisition:

On December 30, 2003, the Company entered into an agreement to acquire customer contacts that comprises the business of Applied Tech Consulting, Inc. (“ATC”).

Consideration for the purchase was as follows:

Cash paid at closing	$50,000
Cash payment due March 2004	50,000
600,000 shares of restricted stock	42,900

$142,900

The purchase price was allocated to goodwill.

Results of operations as if the acquisition had occurred on January 1, 2002 would not differ significantly from those reflected in the accompanying consolidated statements of operations.

4. Fair value of financial instruments and concentrations of credit risk:

Fair value of financial instruments:

All financial instruments are held or issued for purposes other than trading. The carrying amount of accounts payable and other current liabilities approximates fair value because of their short maturity. The carrying amount of related party notes payable approximates their fair value based on their demand nature and current market interest rates offered to the Company.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003 AND 2002

4. Fair value of financial instruments and concentrations of credit risk (continued):

Concentrations of credit risk:

The Company owns no financial instruments that potentially subject the Company to significant concentrations of credit risk.

5. Property and equipment:

Property and equipment at December 31, 2003 consists of the following:

Machinery and equipment	$20,304
Office furniture, equipment, computers and software	24,849
45,153
Accumulated depreciation	(27,230)

$17,923

6. Accrued expenses and other liabilities:

The Company is involved in several disputes with vendors who provided goods and services primarily related to the time during which the Company conducted manufacturing operations prior to May 15, 2000. In addition to the above, the Company is involved in a dispute with the Florida Department of Revenue concerning sales and use taxes. Accrued expenses and other current liabilities includes the Company’s estimate of the amount at which these matters will ultimately be resolved.

The Company continues to dispute proposed adjustments by the Florida Department of Revenue (“the DOR”) for Florida Sales and Use Tax liabilities. After offsetting the Company’s claims for refund of sales taxes it has paid, which amounts have tentatively been allowed by the DOR, the amount of additional taxes resulting from the DOR’s proposed adjustments is approximately offset by the amount of the refund. The DOR continues to impose penalties and interest of approximately $60,000 because a significant portion of the taxes in question were required to be paid and could then be recouped only upon the filing of a claim for refund. Accordingly, the Company has included an accrual for the amounts that the Florida Department of Revenue alleges are due. During 2003, the Company adjusted its estimate of such liabilities, which resulted in gains from discontinued operations since activities to which these sales tax assessments relate were discontinued in prior years.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003 AND 2002

6. Accrued expenses and other liabilities (liabilities):

In addition, the Company is involved in litigation with Ruggero Maria Santilli collectively referred to as The Institute for Basic Research, Inc., and Hadronic Press, Inc. (“Santilli”), concerning certain aspects of the Company’s liquid waste technologies. Hadronic claims to own the intellectual property rights to one or more aspects of the Company’s liquid waste technologies. Management continues to believe that the Company owns all of the intellectual property rights necessary to commercialize and further develop its liquid and solid waste technologies without resorting to a license from any third parties.

During 2003, the Company has attempted to reach agreement with Santilli to resolve the differences between the parties. As of this date, the parties are continuing their efforts to resolve their differences. The Company has recorded its estimated settlement obligation of $280,000, which is included in accrued expenses and other current liabilities in the accompanying balance sheet.

The litigation described above does not involve the technology the Company is developing in connection with the processing of used automotive tires.

7. Lease, financing and certain other obligations:

Prior to 2000, the Company entered into numerous lease arrangements for assets used in its now discontinued BORS Lift and contract manufacturing operations. In addition, the Company also financed the purchase of machinery and equipment for use in its manufacturing operations prior to 2000. The Company has defaulted on substantially all of these obligations. In May of 2000, the Company closed its manufacturing operations and began to liquidate the assets used in the business to satisfy the claims of creditors.

The Company negotiated with parties having secured interests in the machinery and equipment to either return the assets to offset or satisfy its obligation or to obtain the secured party’s consent to sell the machinery and equipment with the proceeds being distributed to the secured party. In August of 2000, the Company conducted an auction to sell substantially all of its machinery and equipment. The proceeds received from the return or sale of assets was insufficient to satisfy the obligations owed.

While the Company is disputing amounts claimed by these and other creditors and is attempting to negotiate settlements with respect to all claims. It is uncertain as to the ultimate resolution of these amounts. The balance reflected on the financial statements for Lease Obligations is the Company’s estimate of the amount for which these disputed obligations will ultimately be settled.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003 AND 2002

8. Notes payable, related party:

Notes payable, related party consists of multiple notes payable to an entity controlled by the Company’s Chief Executive Officer (John Stanton) (also a principal stockholder) pursuant to several revolving lines of credit secured by all of the assets of EarthFirst. Interest is at 9.9% and 10%. The amount outstanding at December 31, 2003, including interest, was $4,194,741. The loan is payable on demand. Interest expense associated with notes payable owed to the related party was $373,607 and $172,951 in 2003 and 2002, respectively.

9. Stockholders’ equity:

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

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003 AND 2002

9. Stockholders’ equity (continued):

A summary of the status of the Company’s outstanding stock options as of December 31, 2003 and 2002, and the changes during the years ending on those dates, is presented below:

	Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2002	13,330,000	$.32
Options granted in 2002	250,000	.05
Options expired in 2002	(4,650,000)	—

Options outstanding, December 31, 2002	8,930,000	.32

Options granted in 2003	—	—
Options expired in 2003	(180,000)	.28

Options outstanding, December 31, 2003, all of which are exercisable	8,750,000	$.32

The following table summarizes information for options and warrants outstanding and exercisable at December 31, 2003.

	Options and Warrants Outstanding and Exercisable
Range of Prices	Number	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price
$0.01-1.00	9,430,000	6.73 years	$.32

Weighted average grant date fair values are as follows:

	Number of Options and Warrants	Exercise Price	Grant date fair value
Exercise price:
Equals market	6,903,800	$.12	$.08
Exceeds market	2,466,200	$.85	$.10
Less than market	60,000	$.31	$.34

	9,430,000

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003 AND 2002

9. Stockholders’ equity (continued):

The following table summarizes information for stock warrants outstanding and exercisable at December 31, 2003.

	Warrants Outstanding and Exercisable
	Range of Prices	Number	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price
	$2.40	143,750	3 months	$2.40
	$.40	3,800,000	10 months	.40

Outstanding December 31, 2003		$3,943,750	10 months

There were no warrants granted during 2003 or 2002. During 2003, warrants to acquire 484,620 shares of commons stock at prices ranging between $.52 and $1.54 expired.

The fair value of the options granted in 2002 to non-employees were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

2002
Expected life of options	2-3 years
Risk free interest rate	6%
Expected volatility	50%
Expected dividend yield	0%

Stock issuances for services:

During 2003 and 2002, the Company issued shares of unregistered common stock to settle certain disputes. The shares issued have been valued at prices that approximate prices for cash sales of similar stock to others during the same periods.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003 AND 2002

10. Income taxes:

Deferred tax assets consist of the following at December 31, 2003 and 2002:

	2003	2002
Net operating loss carryover	$14,521,000	$13,976,000
Deferred tax asset valuation allowance	(14,521,000)	(13,976,000)

	$—	$—

Income tax (expense) benefit consists of the following:

	2003	2002
Current:
Federal	$—	$—

Deferred:
Benefit of net operating loss carryover	545,000	1,050,000
Change in deferred tax asset valuation allowance	(545,000)	(1,050,000)

	—	—

	$—	$—

The expected income tax benefit at the statutory tax rate differed from income taxes in the accompanying statements of operations as follows:

	Percentage of loss before income taxes
	2003	2002
Statutory tax rate	35.0%	35.0%
State tax, net of federal benefit	3.5%	3.5%
Change in deferred tax asset valuation allowance	(38.5)%	(38.5)%

Effective tax rate in accompanying statement of operations	0%	0%

The Company has net operating loss carryovers of approximately $35,000,000 at December 31, 2003. The net operating loss carryovers principally expire from 2018 through 2023.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003 AND 2002

11. Related party transactions:

As discussed in Note 2, during 2003 and 2002 the Company obtained funding through a secured revolving line of credit with an entity related to the Chief Executive Officer/Principal Stockholder of the Company. (See Note 8.)

12. Commitments and contingencies:

Legal proceedings:

See Notes 6 and 7.

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

The Florida Department of Revenue (the “DOR”) has conducted an examination of the Company’s Florida Sales and Use Tax Returns from its inception through June 30, 2001. The DOR currently alleges that the Company owes approximately $60,000 penalties and interest, which, as discussed in Note 6, has been included in accrued expenses.

License agreement:

In April 2003, the Company entered into a license agreement with 360 Degree Energy, Inc. (“360 Degree”) a start-up corporation owned in part by the Company’s Chief Executive Officer/Principal Stockholder. Consideration received was 1,250,000 shares of 360 Degree Common Stock (valued at zero). This license grants 360 Degree a royalty-free right to use, manufacture, market, sell, sublicense and otherwise commercially exploit certain licensed patents and technology owned by Company.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003 AND 2002

13. Quarterly information (unaudited):

	March	June	September	December
2003
Revenues	$—	—	$—	$—
Net loss	$(333,919)	$(427,971)	$(477,029)	$(497,275)
EPS	$(.00)	$(.00)	$(00)	$(.00)

	March	June	September	December
2002
Revenues	$— *	$—	$—	$—
Net loss	$(745,262)	$(1,039,831)	$(554,198)	$(512,293)
EPS	$(.00)	$(.0.01)	$(.00)	$(.00)

*	Restated to reflect effect of discontinued operations.

14. Subsequent events:

PEPER licensing arrangement:

On February 17, 2004, the Company entered into a licensing agreement with Proveedor Especilzado en Productos Ecologios Reciciables International, LLC (“PEPER”) which grants PEPER the sole right to build and own tire recycling plants that use the Company’s patented technology. The agreement provides for a $10,000 refundable deposit at signing with the balance of $490,000 due 5 days after the prototype model is received by PEPER and has proven economic feasibility. As discussed in Note 1, this model is currently under construction in Mobile, Alabama. Upon receipt of the full $500,000, the Company is required to issue PEPER common stock equivalent to $500,000. PEPER will purchase plants at cost plus ten percent. By-products of the plants will be sold and the Company and PEPER have agreed to a 49/51 percent profit sharing arrangement, respectively.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003 AND 2002

14. Subsequent events (continued):

WESCO letter of understanding:

On January 26, 2004, the Company finalized a letter of understanding (“LOU”) with World Environmental Solutions Company, LLC (“WESCO”), Harmony, LLC and Turner Industries (“Harmony/Turner”) wherein the Company agreed to form a new LLC (“Holdings”) to commercialize certain Solid Waste Technology. Pursuant to the LOU, Holdings agrees to fund $50,000 in engineering costs and provide management and expertise to create an operational plant. The agreement further specifies that Harmony, LLC and Turner Industries (Companies whose officers are related to the President of the Company) agree to a cost plus construction contract to build a solid waste plant in Mobile, Alabama as well as four additional plants in the near term with a total of 43 plants projected within a 5-year period. This plant is the prototype model discussed earlier.

Subsequent to the LOU, the Company and WESCO entered into a separate agreement whereby in exchange for 70% of Holdings (bringing the Company’s ownership to 100% of this prior joint venture holding company) the Company issued 15,000,000 shares of common stock in exchange for certain solid waste technology owned by WESCO (“Solid Waste”).

All employees of WESCO became employees of the Company with four principals receiving 3-year employment contracts. A 3-year consulting agreement for a fifth individual was agreed to with annual compensation of $54,000. Further provisions of the agreement provide for the Company to remit an aggregate of $725,000 for satisfaction of certain WESCO debt obligations as well as all future financial obligations of Solid Waste.

Future stock issuances to the principals of WESCO contemplated under the agreement are as follows:

Upon sale of first 13 reactors	5 million common shares
Upon sale of 13 additional reactors	5 million common shares

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003 AND 2002

14. Subsequent events (continued):

Proposed acquisition of Electric Machinery Enterprises, Inc.:

In October 2003, the Company entered into a letter of intent regarding the purchase of Electric Machinery Enterprises, Inc. (“EME”). EME is currently in bankruptcy. The Company submitted a proposal to EME’s primary lender which provided for the following:

•	The Company proposed to purchase such lender’s loans, without recourse, for $5,500,000.

•	Conditions to the closing: a) documentation mutually agreed to by all parties, which has occurred, and b) a final and non-appealable bankruptcy confirmation order entered into by the court or alternatively an order authorizing the sale of lender’s debt to the Company and approving the transfer of the lender’s claims in the bankruptcy case to the Company. (pending as of the date of this report.)

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

EARTHFIRST TECHNOLOGIES, INCORPORATED

April 14, 2004	/s/ John P. Stanton
John P. Stanton Chief Executive Officer and Chief Financial Officer

April 14, 2004	/s/ Leon H. Toups Leon H. Toups President

April 14, 2004	/s/ Nicholas R. Tomassetti Nicholas R. Tomassetti Director