Form 10QSB
period 2004-03-31
EARTHFIRST TECHNOLOGIES INC
filed 2004-05-24
CIK 1056748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended – March 31, 2004

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

(813)238-5010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 19, 2004: 249,820,149 shares $ .0001 par value common stock.

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

FORM 10-QSB

EARTHFIRST TECHNOLOGIES, INCORPORATED

2

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004 (Unaudited)		December 31, 2003
ASSETS
Current assets:
Cash	$		$3,529

Total current assets			3,529

Property and equipment, net		1,650,678	17,923
Intangible assets		142,900	142,900

		$1,793,578	$164,352

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable		$440,005	$409,167
Accrued expenses and other current liabilities		1,658,890	827,137
Lease obligations		300,000	300,000
Notes payable, related party		916,826	4,194,741

Total current liabilities		3,315,721	5,731,045

Commitments and contingencies		—	—

Stockholders’ deficit:
Common stock, par value $.0001, 250,000,000 shares authorized (amended to 500,000,000 shares April 30, 2004), 251,770,149 shares issued and 249,820,149 outstanding		25,177	18,759
Additional paid-in capital		49,526,584	43,405,591
Accumulated deficit		(49,805,844)	(47,722,983)

		(254,083)	(4,298,633)
Less treasury stock (1,950,000 shares at cost)		(1,268,060)	(1,268,060)

Total stockholders’ equity		(1,522,143)	(5,566,693)

		$1,793,578	$164,352

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003

(UNAUDITED)

	Three Months Ended March 31,
	2004	2003
Revenue	$15,000	$—

Cost of sales	—	—

Gross profit	15,000	—

Selling, general and administrative expenses	137,915	186,045
Research and development expenses	1,908,547	221,355

Loss from operations before income taxes and other items	(2,031,462)	(407,400)

Other income (expense):
Gain on cancellation of debt	—	155,000
Interest expense	(51,399)	(81,519)

Net loss	$(2,082,861)	$(333,919)

Net loss per common share	$(.01)	$(.002)

Weighted average shares outstanding	227,479,823	186,821,024

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003

(UNAUDITED)

	2004	2003
Cash flows from operating activities:
Net loss	$(2,082,861)	$(333,919)
Adjustments to reconcile net loss to net cash flows from operating activities:
Expenses funded through stock issuance	1,800,000
Depreciation	2,245	3,315
Gain on cancellation of debt	—	155,000
Increase (decrease) in cash due to changes in:
Current assets	—	—
Current liabilities	862,591	(231,012)

Net cash flows from operating activities	581,975	(406,616)

Cash flows from investing activities:
Acquisition of property and equipment	(1,635,000)	—

Net cash flows from investing activities	(1,635,000)	—

Cash flows from financing activities:
Proceeds from note payable, related party	1,049,496	406,616

Net cash flows from financing activities	1,049,496	406,616

Decrease in cash	(3,529)	—
Cash, beginning of period	3,529	—

Cash, end of period	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

During 2004, the Company:

•	Converted $4,327,411 of related party debt to 49,175,125 shares of common stock

•	Issued common stock in acquisition of In Progress R & D of $1,800,000

During 2003, the Company had no non-cash financing or investing activities.

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount
Balances, December 31, 2003	187,595,024	$18,759	$43,405,591	$(47,722,983)	$(1,268,060)	$(5,566,693)

Conversion of notes payable, related party to stock	49,175,125	4,918	4,322,493	—	—	4,327,411
Issuance of stock to acquire joint venture	15,000,000	1,500	1,798,500	—	—	1,800,000
Net loss	—	—	—	(2,082,861)	—	(2,082,861)

Balances March 31, 2004 (unaudited)	251,770,149	$25,177	$49,526,584	$(49,805,844)	$(1,268,060)	$(1,522,143)

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of business, basis of presentation and summary of significant accounting policies:

Basis of presentation:

The interim financial statements of EarthFirst Technologies, Incorporated and its subsidiaries (“EarthFirst” or the “Company”) that are included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim period, and all such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-KSB for the year then ended. The report of the Company’s independent auditors for the year ended December 31, 2003 contains an explanatory paragraph as to the substantial doubt of the Company’s ability to continue as a going concern. No adjustments have been made to the accompanying financial statements to give effect to this uncertainty. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations for a full fiscal year.

Net loss per share:

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding plus potential dilutive securities (common stock options and warrants). For the three months ended March 31, 2004 and 2003, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Nature of business:

EarthFirst Technologies Incorporated and its subsidiaries (collectively the “Company” or “EarthFirst”) are dedicated to producing environmentally superior products from carbon-rich solid and liquid materials considered wastes. The Company is also focused on the research, development, and commercialization of technologies for the production of alternative sources of fuel and the destruction purification, and / or remediation of liquid and solid waste.

The Company’s efforts are currently focused on making ready it’s first “Solid Waste Remediation Plant” in Mobile, Alabama. This unit is known as the “Catalytic Activated Vacuum Distillation Process (CAVD) Reactor”. This pilot plant, which has been built to full scale will not only be used to demonstrate the technology, but will also become a revenue generating asset for EarthFirst. When the testing of the plant is completed, it is expected to process used automotive tires extracting carbon and other raw materials for resale. This process is intended to efficiently dispose of the tires in a manner more ecologically friendly than traditional methods and also reclaim those materials that comprise the tires for future use in various industries.

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of business, basis of presentation and summary of significant accounting policies (continued):

The Company anticipates constructing additional plants with joint venture partners in need of a solution to their accumulation of used automotive tires. The Company will bring proven technology in replicating its production plants and distribution network for the disposal of the by-products produced in the process.

The Company has also developed technologies for the destruction of liquid wastes, such as waste oils, greases, and antifreezes, through the use of a plasma arc reactor and production of a clean-burning synthetic fuel. This technology has not yet been validated for commercial production.

The Company is also considering adaptations for the liquid waste technology to solve other liquid waste disposal problems such s the destruction of Poly-Chlorinated Biphenyls, commonly referred to s “PCB’s”. The Company hopes to obtain funding to allow further development of its technology in such applications.

Revenue recognition:

Revenues recognized during the three months ended March 31, 2004 are the result of contracted monthly minimum draws against sales commissions on the products of a polymer manufacturing company.

Property and equipment:

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from 5-7 years for machinery, computer equipment, office equipment and furniture. Depreciation relating to the Solid Waste Remediation Plant will commence when the Plant begins revenue generating operations.

2.	Management’s plans regarding liquidity and capital resources:

The Company has experienced recurring net losses since its inception and, as such, experienced negative operating cash flows through March 31, 2004. As such, the Company has significant working capital and net capital deficiencies at March 31, 2004. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Historically, negative operating cash flows have been funded with proceeds from sales of common and preferred stock, notes and convertible debentures payable. In addition, in December of 2000, a party related to a principal stockholder provided an aggregate $2,500,000 in a revolving line of credit to the Company. In January 2003, EarthFirst Technologies, Incorporated and several of its subsidiaries and a limited liability company executed several additional promissory notes with the related party.

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Management’s plans regarding liquidity and capital resources (continued):

Each of the loans contemplated above is secured by all of the assets of each of the borrowers that were a part of the promissory notes and are payable on demand, which means that the lender can demand the full repayment of the loans at any time. If this were to occur at this time, the Company would be unable to repay the amount owed and consequently, the lender might foreclose on all of the assets of the Company under the security agreements.

During 2004, the Company has continued to rely entirely on additional loans made by the related party pursuant to the revolving lines of credit referred to above in order to finance its operations. The promissory notes related to the revolving lines of credit merely provides for a loan of up to a certain amount. There is no obligation on the part of the related party to advance any additional funds pursuant to any of these agreements even if the loan balance is less than the amount of the note. The related party is also not under any obligation to make any additional loans pursuant to any of the revolving lines of credit or otherwise.

Historically, the related party lender has periodically agreed to convert a portion of the loan balances into shares of the Company’s common stock. There is no obligation on the part of the lender to convert any additional portion of the outstanding balance owed to it into common stock of the Company. During the quarter ended March 31, 2004, the related party lender converted $4,327,411 of these loans to common stock.

During the quarter ended March 31, 2004, the Company received a refundable deposit in the amount of $10,000 from PEPER Holdings, LLC (PEPER), toward a License Contract providing PEPER with the sole right to build solid waste plants purchased from the Company in the country of Mexico. The License fee per the agreement is $500,000. The balance of this fee is due upon the satisfaction of PEPER in accordance with certain criteria relative to the operation of the plant in Mobile, Alabama. Representatives of PEPER have observed the plant in operation, and are now in negotiations with the Company to finalize the agreement. The License Contract provides for the sale of plants to PEPER at cost plus 10% with the Company retaining a joint venture interest in each plant sold. PEPER is also to receive stock in the Company with a current market value of $500,000 at the time of payment of the License fee.

The Company, through the relationships acquired from Applied Tech Consulting, Inc. (ATC), is currently receiving a $5,000 monthly minimum income as a draw against sales commissions for the products of a polymer manufacturing company. Revenue for the quarter ended March 31, 2004 was $15,000. The first $40,000 of these revenues is being paid as a consulting fee to the former owner of ATC, who has now become an employee of the Company. Subsequent to the satisfaction of this amount, all future revenues belong to the Company.

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Management’s plans regarding liquidity and capital resources (continued):

Notwithstanding the proceeds of these financing sources and the prospects associated with these transactions, the Company had negative working capital of approximately $3,700,000 at March 31, 2004. It is reasonable to conclude that the Company will continue operations only if the transactions contemplated produce sufficient revenue or additional financing can be raised such as through the sale of its stock or through additional borrowings. There can be no assurance that the Company will be successful in obtaining the necessary debt or equity financing needed to achieve its objectives.

3.	Notes payable, related party:

Notes payable, related party consists of two notes payable to an entity controlled by the Company’s Chief Executive Officer (John Stanton) (also a principal stockholder) pursuant to revolving lines of credit secured by all of the assets of EarthFirst. Interest is at 10%. The amounts outstanding at March 31, 2004 and December 31, 2003, including interest were $916,826 and $4,194,741, respectively. The notes are payable on demand. Interest expense associated with notes payable, related party for the three months ended March 31, 2004 and 2003 was $51,399 and $81,519, respectively. On February 4, 2004, $4,327,411 of amounts due under these notes were converted into 49,175,125 shares of the Company’s common stock.

4.	Stockholders equity:

On February 17, 2004, the Company filed Articles of Incorporation with the Florida Department of State for the formation of two new subsidiaries, ATC Acquisition, Inc., and Liquid Waste Solutions, Inc. On April 30, 2004, the Company filed Articles of Amendment to the Articles of Incorporation of EarthFirst Technologies Incorporated restating the authorized limit of common stock the Company may issue from 250,000,000 to 500,000,000 shares.

On January 26, 2004, the Company finalized a letter of understanding (“LOU”) with World Environmental Solutions Company, LLC (“WESCO”), Harmony, LLC and Turner Industries (“Harmony/Turner”) wherein the Company agreed to form a new LLC (“Holdings”) to commercialize certain Solid Waste Technology. Pursuant to the LOU, Holdings agrees to fund $50,000 in engineering costs and provide management and expertise to create an operational plant. The agreement further specifies that Harmony, LLC and Turner Industries (Companies whose officers are related to the President of the Company) agree to a cost plus construction contract to build the Solid Waste Remediation Plant discussed earlier as well as four additional plants in the near term with a total of 43 plants projected within a 5 year period.

On January 30, 2004, the Company and WESCO entered into a separate agreement whereby in exchange for 70% of Holdings (bringing the Company’s ownership to 100% of this new joint venture holding company) the Company issued 15,000,000 shares of stock in exchange for certain solid waste technology owned by WESCO (“Solid Waste”). This transaction was valued at the common stock trading market value of $0.12 per share on the date of the agreement.

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Stockholders equity (continued):

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

On February 4, 2004, $4,327,411 of notes payable, related party were converted into 49,175,125 shares of the Company’s common stock. The conversion rate per share was determined under contracted terms based on a 20% discount of the closing bid price of the Company’s common stock, 20 business days prior to the conversion notice.

5.	Legal proceedings:

During calendar 2004, there has been no resolution of any of the substantive legal matters discussed in the Company’s 2003 Form 10-KSB.

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those, which are not within our control

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. The discussion should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, as well as the unaudited March 31, 2004 condensed statements and notes thereto.

The first Solid Waste Tire plant has been turned over to the Company as assembled and complete by the designer / fabricator in the fourth week of March 2004, and on April 21, 2004, the Company has announced its “Operational Readiness”. The plant has successfully passed the operational test requirements set for it by Dr. Mike Maskarinec at several certification levels. The Company’s Operations Team has been working in the ensuing “commissioning and startup” phase, with the assistance of the designer / fabricator, to bring the unit to an operational status. The unit is known as the “Catalytic Activated Vacuum Distillation Process (CAVD) reactor, words which describe the process and plant simply but succinctly. The unit was built in Mobile, Alabama at the Turner Industries’ plant and the work was done primarily by Harmony, LLC, the Turner subsidiary, and its sub-contractor network. The plant is expected to operate at this facility both as a demonstration model and as an operating unit generating income. Other plants will be built in Mobile and then installed at the customer’s site.

A License Contract with PEPER Holdings LLC, accompanied by a $10,000 refundable deposit toward a total fee of $500,000, provides incentive to the possibility of licensing this technology, rather than simply building and operating plants. Discussions have developed in the licensing, operating, and joint venturing with customers and industries having a need to dispose of substantial used tire accumulations. Customers have been identified outside of the need for clean-up having a very strong need for the byproducts produced in one of these plants in the form of carbon, oil, steel, electricity and gas.

The nominal plant size offered by the Company is a 40 ton per day processing unit with multiples of that module available for additional capacity. Test data confirms that plant investment should be recouped within two years.

In April 2004, the Company has executed a Claims Assignment Agreement with the secured creditor of Electric Machinery Enterprises Inc., (EME), the bank, and also signed the terms of the proposed Acquisition Agreement with EME. With these documents signed, the parties anticipate a closing in the second quarter of 2004 provided bankruptcy court approval is obtained. It is anticipated that the acquisition of EME will provide the resources necessary to validate the Company’s Liquid Waste technology for commercial application.

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Continued):

The Company is exploring through a subsidiary of EME, the developments of carbon based building products as well as complete modular buildings making use of the byproducts of the solid waste plants and the polymer coatings available through relationships inherited through the ATC acquisition.

During the quarter ended March 31, 2004, the Company continued its efforts to develop other applications of its plasma arc converter technologies, including applications for the destruction of Poly-Chlorinated Biphenyls, commonly referred to as PCBs. As a result of funding constraints and its efforts to develop technologies for the production of activated carbon products, efforts to develop these other applications of the plasma arc converter technologies progressed at a slow pace during the quarter.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003.

Revenues and gross profits for the three months period ending March 31, 2004 exceed those of 2003 by $15,000. These revenues are a result of commissions pertaining to representing a polymer manufacturing company, and the sale of their products. There were no revenues during the three months ended March 31, 2003.

Selling, general and administrative expenses for the three-month period ending March 31, 2003 decreased by $48,130, from $186,045 in the prior year, to $137,915 in the current period, or a decrease of approximately 26% compared to the three-month period ending March 31, 2003. Selling, general and administrative expenses for both periods are related primarily to the administrative expenditures incurred by the Company as a public entity, legal fees related to ongoing litigation, and expenditures for marketing, promotion, and related efforts incurred in connection with the Company’s investigation of the activated carbon market.

Research and development expenses increased from $221,355 in the three months ended March 31, 2003 to $1,908,547 in the three months ended March 31, 2004 or a 763% increase for the three-month period. This increase is attributable primarily to the premium paid over hard costs as “In progress Research and Development” associated with the acquisition of the balance of WESCO Holdings LLC. As “In progress Research and Development” this premium was expensed rather than capitalized. This is a non-recurring expenditure.

Interest expense decreased for the three-month period ended March 31, 2004 by $30,120 a decrease of approximately 37%, over that of the comparable prior year period due to the conversion of related party debt to equity in February 2004.

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Continued):

Losses from operations for the three-month period ending March 31, 2004 increased by $1,748,942 over losses from operations reflected for the three-month period ending March 31, 2003. This represents an increase of approximately 524%. This increase reflects the effects of the activities described above and is primarily related to the increase in research and development expenses.

During the quarter ending March 31, 2003, the Company realized a gain on cancellation of debt in the amount of $155,000 attributable to the settlement of invoices incurred primarily during calendar 2000. The Company did not realize any gain on cancellation of debt during the quarter ending March 31, 2004

LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced recurring net losses since its inception and, as such, has experienced negative operating cash flows through March 31, 2004. The Company has historically funded these negative operating cash flows with proceeds from sales of common and preferred stock, notes and convertible debentures.

Since May 15, 2000, John Stanton and entities associated with Mr. Stanton have advanced the Company significant amounts. During December 2000, the Company entered into a revolving line of credit with an entity related to Mr. Stanton, which is secured by all of the assets of the Company. Additional loan documents were executed in January of 2003 between the related party and the various entities that comprise the Company. The Company and its subsidiaries have continued to borrow under the revolving line of credit obligations during the period ended March 31, 2004 and these obligations have been the Company’s only significant source of funds

The Company intends to finance its operations through the sale of common stock as well as continued borrowings under the revolving line of credit with the related party. At this time, the Company’s sole significant source of funding is through the promissory notes with the related party described above. The Company hopes to borrow additional funds from this related party to meet its needs in the immediate future, however, there is no requirement that the related party continue to make additional loans. The related party is also not obligated to agree to convert part or all of the loan balance into shares of the Company’s common stock as it has done in the past.

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer / Chief Financial Officer, who concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms. There have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

NOTE ON FORWARD-LOOKING STATEMENTS

Investors are cautioned that certain statements contained in this document, and the Company’s Form 10-KSB, as well as some statements in periodic press releases and some oral statements of Company officials during presentations about the Company are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). The words believes, anticipates, plans, expects, intends, estimates, and similar expressions in this report are intended to identify forward-looking statements. In addition, any statements concerning future financial performance, ongoing business strategies or prospects, and possible future Company actions, which may be provided by management, are also forward-looking statements as defined by the Act. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to materially differ from any future results, performance, or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. Such factors include, among others, those listed under Item 1 of the Form 10-KSB and other factors detailed from time to time in the Company’s other filings with the Securities and Exchange Commission. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of CFO & CEO Pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 1, 2004.

31.2	Certification of President Pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 1, 2004.

32.1	Certification by President Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO & CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarba

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request

(a)	Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter ended March 31, 2004.

(c)	Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EarthFirst Technologies, Incorporated
(Registrant)

Date: May 19, 2004

	By:	/s/ John D. Stanton
John D. Stanton, Chief Executive Officer and Chief Financial Officer

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

Exhibit Index Number	Description

31.1	Certification of CFO & CEO Pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 1, 2004.

31.2	Certification of President Pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 1, 2004.

32.1	Certification by President Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO & CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 1, 2004.