Form 10QSB
period 2004-06-30
EARTHFIRST TECHNOLOGIES INC
filed 2004-08-13
CIK 1056748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended – June 30, 2004

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

(813) 238-5010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 5, 2004: 249,820,149 shares $ .0001 par value common stock.

Transitional Small Business Disclosure Format (check one)     Yes  ☐    No  ☒

FORM 10-QSB

EARTHFIRST TECHNOLOGIES, INCORPORATED

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004 (Unaudited)		December 31, 2003
ASSETS
Current assets:
Cash	$		$3,529

Total current assets			3,529
Property and equipment, net		2,059,283	17,923
Intangible assets		142,900	142,900

		$2,202,183	$164,352

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable		$1,361,519	$409,167
Accrued expenses and other current liabilities		887,345	827,137
Lease obligations		300,000	300,000
Notes payable, related party		2,005,705	4,194,741

Total current liabilities		4,554,569	5,731,045

Commitments and contingencies		—	—
Stockholders’ equity (deficit):
Common stock, par value $.0001, 500,000,000 shares authorized, 251,770,149 shares issued and 249,820,149 outstanding		25,177	18,759
Additional paid-in capital		49,133,183	43,405,591
Accumulated deficit		(50,242,686)	(47,722,983)

		(1,084,326)	(4,298,633)
Less treasury stock (1,950,000 shares at cost)		(1,268,060)	(1,268,060)

Total stockholders’ equity (deficit):		(2,352,386)	(5,566,693)

		$2,202,183	$164,352

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(UNAUDITED)

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003		2004	2003
Revenue	$115,000	$		$130,000	$
Cost of sales	—			—

Gross profit	115,000			130,000
Selling, general and administrative expenses	263,890		185,338	401,804		371,383
Research and development expenses	233,397		152,535	2,141,944		339,009

Loss from operations before income taxes and other items	(382,287)		(337,873)	(2,413.748)		(710,392)

Other income (expense):
Gain on cancellation of debt						155,000
Interest expense	(54,557)		(90,098)	(105,955)		(171,617)

Net loss	$(436,844)		$(427,971)	$(2,519,703)		$(727,009)

Net loss per common share	$(.002)		$(.01)	$(.002)		$(.01)

Weighted average shares outstanding	251,770,149		186,821,024	242,230,977		186,821,024

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003

(UNAUDITED)

	2004	2003
Cash flows from operating activities:
Net loss	$(2,519,703)	$(727,009)
Adjustments to reconcile net loss to net cash flows from operating activities:
Expenses funded through stock issuance	1,800,000
Depreciation	4,490	6,631
Gain on cancellation of debt	—	155,000
Increase (decrease) in cash due to changes in:
Current assets	—	—
Current liabilities	1,012,560	(96,600)

Net cash flows from operating activities	297,347	(661,978)

Cash flows from investing activities:
Acquisition of property and equipment	(2,045,850)	—

Net cash flows from investing activities	(2,045,850)	—

Cash flows from financing activities:
Proceeds from note payable, related party	1,744,974	661,978

Net cash flows from financing activities	1,744,974	661,978

Decrease in cash	(3,529)	—
Cash, beginning of period	3,529	—

Cash, end of period	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

During 2004, the Company:

•	Converted $3,934,010 of related party debt to 49,175,125 shares of common stock
•	Issued common stock in acquisition of In Progress R & D of $1,800,000

During 2003, the Company had no non-cash financing or investing activities.

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount
Balances, December 31, 2003	187,595,024	$18,759	$43,405,591	$(47,722,983)	$(1,268,060)	$(5,566,693)

Conversion of notes payable, related party to stock	49,175,125	4,918	3,929,092	—	—	3,934,010
Issuance of stock to acquire joint venture	15,000,000	1,500	1,798,500	—	—	1,800,000
Net loss	—	—	—	(2,519,703)	—	(2,519,703)

Balances June 30, 2004 (unaudited)	251,770,149	$25,177	$49,133,183	$(50,242,686)	$(1,268,060)	$(2,352,386)

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of business, basis of presentation and summary of significant accounting policies:

Basis of presentation:

The interim financial statements of EarthFirst Technologies, Incorporated and its subsidiaries (“EarthFirst” or the “Company”) that are included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim period, and all such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-KSB for the year then ended. The report of the Company’s independent auditors for the year ended December 31, 2003 contains an explanatory paragraph as to the substantial doubt of the Company’s ability to continue as a going concern. No adjustments have been made to the accompanying financial statements to give effect to this uncertainty. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Net loss per share:

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding plus potential dilutive securities (common stock options and warrants). For the six months ended June 30, 2004 and 2003, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

The Company’s efforts are currently focused on the demonstration and marketing of its first “Solid Waste Remediation Plant” in Mobile, Alabama. This unit is known as the “Catalytic Activated Vacuum Distillation Process (CAVD) Reactor”. This plant, which has been built to full scale will not only be used to demonstrate the technology, but will also become a revenue generating asset for EarthFirst. When the testing of the plant is completed, it is expected to process used automotive tires extracting carbon and other raw materials for resale. This process efficiently disposes of the tires in a manner more ecologically friendly than traditional methods and also reclaims those materials that comprise the tires for future use in various industries.

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of business, basis of presentation and summary of significant accounting policies (continued):

The Company anticipates constructing additional plants for clients in need of a solution to their accumulation of used automotive tires. The Company will bring proven technology in replicating its production plants and distribution network for the disposal of the by-products produced in the process.

The Company has also developed technologies for the destruction of liquid wastes, such as waste oils, greases, and antifreezes, through the use of a plasma arc reactor which also produces a clean-burning synthetic fuel. This technology has not yet been validated for commercial production.

The Company is also considering adaptations for the liquid waste technology to solve other liquid waste disposal problems such as the destruction of Poly-Chlorinated Biphenyls, commonly referred to s “PCB’s”.

Revenue recognition:

Revenues recognized during the three months and the six months ended June 30, 2004 are the result of contracted monthly minimum draws against sales commissions on the products of a polymer manufacturing company, and the receipt of license fees granting the exclusive option to purchase total rights to the CAVD technology for use in certain geographical areas. License revenue is recognized upon receipt as there are no future obligations associated with them.

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

The Company has experienced recurring net losses since its inception and, as such, experienced negative operating cash flows through June 30, 2004. As such, the Company has significant working capital and net capital deficiencies at June 30, 2004. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Historically, negative operating cash flows have been funded with proceeds from sales of common and preferred stock, notes and convertible debentures payable. In addition, in December of 2000, a party related to the principal stockholder provided an aggregate $2,500,000 in a revolving line of credit to the Company. In January 2003, EarthFirst Technologies, Incorporated and several of its subsidiaries and a limited liability company executed several additional promissory notes with the related party.

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

During 2004, the Company has continued to rely heavily on additional loans made by the related party pursuant to the revolving lines of credit referred to above in order to finance its operations. The promissory notes related to the revolving lines of credit merely provides for a loan of up to a certain amount. There is no obligation on the part of the related party to advance any additional funds pursuant to any of these agreements even if the loan balance is less than the amount of the note. The related party is also not under any obligation to make any additional loans pursuant to any of the revolving lines of credit or otherwise.

Historically, the related party lender has periodically agreed to convert a portion of the loan balances into shares of the Company’s common stock. There is no obligation on the part of the lender to convert any additional portion of the outstanding balance owed to it into common stock of the Company. During the 2004, the related party lender converted $3,934,010 of these loans to common stock.

During the six months ended June 30, 2004, the Company received $100,000 from PEPER Holdings, LLC (PEPER), for a License Contract providing PEPER to secure the exclusive territory of Ciudad Juarez, Chihuahua, Mexico for 18 months, and the city of Guadalajara, Jalisco, Mexico for 6 months. During this period, PEPER intends to initiate construction of Catalytic Activated Vacuum Distillation (CAVD) plants that process rubber tire chips into usable energy products. The period of the exclusivity allows for environmental, political, and financial details to be finalized by PEPER.

PEPER will purchase the plants from EFTI and own the plants. EFTI will receive a 15% royalty based on gross profit and a technical support contract for continuing services during the life of the plant. The plants will be built by Harmony, LLC, a Turner Industries company that built the operating plant in Mobile, Alabama

The Company, through the relationships acquired from Applied Tech Consulting, Inc. (ATC), is currently receiving a $5,000 monthly minimum income as a draw against sales commissions for the products of a polymer manufacturing company. Revenue for the six months ended June 30, 2004 was $30,000. The first $40,000 of these revenues is being paid as a consulting fee to the former owner of ATC, who has now become an employee of the Company. Subsequent to the satisfaction of this amount, all future revenues belong to the Company.

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Management’s plans regarding liquidity and capital resources (continued):

The Company signed a letter of intent on July 22, 2004 with Chateau Energy, Inc. for an exclusive license to a specific geographical territory for development of its Solid Waste plants in southern California. The territory encompasses Santa Barbara to the southern border of the state of California. Chateau paid $50,000 at the execution of the letter of intent. This deposit was secured by 200,000 share of EFTI common stock. Chateau will pay a total fee of $400,000 upon receipt of an acceptable carbon purchase contract. The intent of Chateau is to construct a plant capacity of 200 tons per day of tire chips as its first plant. The requirement of the license is for the construction of a minimum of five CAVD plants within the first three and one half years of the license period within its license territory.

Chateau will purchase the plants from EFTI and own the plants. EFTI will receive a 15% royalty based on gross profit and a technical support contract for continuing services during the life of the plant.

Notwithstanding the proceeds of these financing sources and the prospects associated with these transactions, the Company had negative working capital of approximately $4,500,000 at June 30, 2004. It is reasonable to conclude that the Company will continue operations only if the transactions contemplated produce sufficient revenue or additional financing can be raised such as through the sale of its stock or through additional borrowings. There can be no assurance that the Company will be successful in obtaining the necessary debt or equity financing needed to achieve its objectives.

3.	Notes payable, related party:

Notes payable, related party consists of two notes payable to an entity controlled by the Company’s Chief Executive Officer (John Stanton) (also a principal stockholder) pursuant to revolving lines of credit secured by all of the assets of EarthFirst. Interest is at 10%. The amounts outstanding at June 30, 2004 and December 31, 2003, including interest were $2,005,705 and $4,194,741, respectively. The notes are payable on demand. Interest expense associated with notes payable, related party for the six months ended June 30, 2004 and 2003 was $171,617 and $89,877, respectively. On February 4, 2004, $3,934,010 of amounts due under these notes were converted into 49,175,125 shares of the Company’s common stock.

4.	Stockholders equity:

On February 17, 2004, the Company filed Articles of Incorporation with the Florida Department of State for the formation of two new subsidiaries, ATC Acquisition, Inc., and Liquid Waste Solutions, Inc. These companies may or may not be used. On April 30, 2004, the Company filed Articles of Amendment to the Articles of Incorporation of EarthFirst Technologies Incorporated restating the authorized limit of common stock the Company may issue from 250,000,000 to 500,000,000 shares.

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Stockholders equity (continued):

On January 26, 2004, the Company finalized a letter of understanding (“LOU”) with World Environmental Solutions Company, LLC (“WESCO”), Harmony, LLC and Turner Industries (“Harmony/Turner”) wherein the Company agreed to form a new LLC (“Holdings”) to commercialize certain Solid Waste Technology. Pursuant to the LOU, Holdings agreed to fund $50,000 in engineering costs and provide management and expertise to create an operational plant. The agreement further specifies that Harmony, LLC and Turner Industries (Company whose Chairman is related to the President of the Company) agree to a cost plus construction contract to build the Solid Waste Remediation Plant discussed earlier as well as four additional plants in the near term with a total of 43 plants projected within a 5 year period.

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

On February 4, 2004, $3,934,010 of notes payable, related party were converted into 49,175,125 shares of the Company’s common stock. The conversion rate per share was determined under contracted terms based on a 20% discount of the closing bid price of the Company’s common stock, 20 business days prior to the conversion notice.

5.	Legal proceedings:

During calendar 2004, there has been no resolution of any of the substantive legal matters discussed in the Company’s 2003 Form 10-KSB.

6.	Subsequent events:

Subsequent to June 30, 2004 the Company signed a letter of intent with Chateau Energy, Inc. for an exclusive license territory agreement for development of its Solid Waste plants in southern California. Chateau paid $50,000 at the execution of the letter of intent. This deposit was secured by 200,000 shares of EFTI common stock. Chateau will pay a total fee of $400,000 upon receipt of an acceptable carbon purchase contract.

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those, which are not within our control

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. The discussion should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, as well as the unaudited June 30, 2004 condensed statements and notes thereto.

The first Solid Waste Tire plant has been turned over to the Company as assembled and complete by the designer / fabricator in the fourth week of March 2004, and on April 21, 2004, the Company announced its “Operational Readiness”. The plant has successfully passed the operational test requirements set for it by Dr. Mike Maskarinec at several certification levels. The Company’s Operations Team has been working in the ensuing “commissioning and startup” phase, with the assistance of the designer / fabricator, to bring the unit to an operational status. The unit is known as the “Catalytic Activated Vacuum Distillation Process (CAVD) reactor, words which describe the process and plant simply but succinctly. The unit was built in Mobile, Alabama at the Turner Industries’ plant and the work was done primarily by Harmony, LLC, the Turner subsidiary ,and its sub-contractor network. The plant is expected to operate at this facility both as a demonstration model and as an operating unit generating income upon completion of testing. Other plants will be built in Mobile and then installed at the customer’s site.

The receipt of $100,000 for a License Contract with PEPER Holdings LLC, and $50,000 as a deposit toward a $400,000 License Contract with Chateau Energy, Inc. provide substantiation to the possibilities associated with the licensing of this technology, rather than simply building and operating plants. The royalty revenues of 15% of gross profit derived from the operation of each plant proposed by the agreements signed thus far offer the possibilities of a sizeable cash flow stream subsequent to the initial sale of the plants.

Discussions have developed in the licensing, operating, and joint venturing with customers and industries having a need to dispose of substantial used tire accumulations. Customers have been identified outside of the need for clean-up having a very strong need for the byproducts produced in one of these plants in the form of carbon, oil, steel, electricity and gas.

The minimal plant size offered by the Company is a 42 ton per day processing unit with multiples of that module available for additional capacity. Test data confirms that plant investment should be recouped within two years.

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Continued):

The Company has identified several markets for the placement of the carbon from the CAVD plants. Because the EFTI carbon has a unique capability to be introduced into the liquid side of the Polyurethane system at a rate surpassing any carbon found to date, the markets of foam insulation, coatings and elastomers, slab stock furniture and mattresses, automotive molded parts, etc. are open to us. The Company is working with a Chemist / Manager specialist in this area to assist us in the carbon placement. Through his efforts, we recently granted a 45-day period to a leader in the industrial carpet market for negotiating an exclusive contract in that market sector. Besides using carbon in carpet backing, this interest would include processing carpet residuals to destroy their waste materials. The scale of that sector operation would account for the carbon of 15-25 plants. The Company is constantly evaluating how to accelerate the transactions, logistics, and needs of the carbon sales for our clients.

In April 2004, the Company executed a Claims Assignment Agreement with the secured creditor of Electric Machinery Enterprises Inc., (EME), the bank, and also signed the terms of the proposed Acquisition Agreement with EME. This agreement is still in place, and the Company is working with all parties to bring this transaction to a close in the third quarter of 2004 provided bankruptcy court approval is obtained. It is anticipated that the acquisition of EME will provide the resources necessary to validate the Company’s Liquid Waste technology for commercial application.

In June 2004, the Company signed a letter of intent to acquire 100% of Advanced Environmental Solutions (Ireland) Ltd.(AES) in exchange for common shares of EFTI. AES is one of Ireland’s largest waste management companies providing an integrated range of environmental services encompassing consultation, collection, recovery, treatment, recycling and disposal to approximately one third of the geography of Ireland. AES is interested in reducing its landfill fees for its own profitability as well as to comply with EU directives of landfill reduction. The EFTI technology of processing and destroying liquid and solid waste streams is of interest in achieving these goals. AES will serve as EFTI’s platform to introduce its technologies in the EU and UK. The agreement provides for a 60-day period for both parties to perform due diligence, complete a Summary Business Plan and establish performance milestones. The Company sent a due diligence team for one week to Ireland, and AES has reciprocated by sending its own team for a second trip to Mobile, Alabama and a first trip to Tampa, Florida. Both companies are in agreement as to the milestones to be accomplished.

The Company is exploring through a subsidiary of EME, the developments of carbon based building products as well as complete modular buildings making use of the byproducts of the solid waste plants and the polymer coatings available through relationships inherited through the ATC acquisition.

During the quarter ended June 30, 2004, the Company continued its efforts to develop other applications of its plasma arc converter technologies, including applications for the destruction of Poly-Chlorinated Biphenyls, commonly referred to as PCBs. As a result of funding constraints, efforts to develop these other applications of the plasma arc converter technologies progressed at a slow pace during the quarter.

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Continued):

THREE AND SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2003.

Revenues for the three month period ending June 30, 2004 exceeded those of 2003 by $115,000. Revenues for the six month period ending June 30, 2004 exceeded those of 2003 by $130,000. These revenues are a result of commissions pertaining to representing a polymer manufacturing company, and the sale of their products and the receipt of $100,000 of license fees granting the exclusive option to purchase total rights to the CAVD technology for use in certain geographical areas. There were no revenues during the three and six months ended June 30, 2003.

Selling, general and administrative expenses for the three-month period ending June 30, 2004 increased by $78,552, from $185,338 in the prior year, to $263,890 in the current period, or an increase of approximately 43% compared to the three-month period ending June 30, 2003.

Selling, general and administrative expenses for the six-month period ending June 30, 2004 increased by $30,421, from $371,383 in the prior year, to $401,804 in the current period, or an increase of approximately 9% compared to the six-month period ending June 30, 2003.

Selling, general and administrative expenses for both periods are related primarily to the administrative expenditures incurred by the Company as a public entity, legal fees related to ongoing litigation, and expenditures for marketing, promotion, and related efforts incurred in connection with the Company’s investigation of the activated carbon market.

Research and development expenses increased from $152,535 in the three months ended June 30, 2003 to $233,397 in the three months ended June 30, 2004 or a 53% increase for the three-month period.

Research and development expenses increased from $339,009 in the six months ended June 30, 2003 to $2,141,944 in the six months ended June 30, 2004 or a 531% increase for the six-month period. This increase is attributable primarily to the premium paid over hard costs as “In progress Research and Development” associated with the acquisition of the balance of WESCO Holdings LLC. As “In progress Research and Development” this premium was expensed rather than capitalized. This is a non-recurring expenditure.

During the quarter ending March 31, 2003, the Company realized a gain on cancellation of debt in the amount of $155,000 attributable to the settlement of invoices incurred primarily during calendar 2000. The Company did not realize any gain on cancellation of debt during the three month and six month periods ending June 30, 2004.

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Continued):

Interest expense decreased from $90,098 for the three-month period ended June 30, 2003 to $54,557 for the three months ended June 30, 2004, a decrease of approximately 40%. Interest expense decreased from $171,617 for the six month period ended June 30, 2003 to $105,955 for the six months ended June 30, 2004, a decrease of approximately 39%. These decreases in interest expense are due primarily to the conversion of related party debt to equity in February 2004.

Losses from operations for the three-month period ending June 30, 2004 increased by $8,873 over losses from operations reflected for the three-month period ending June 30, 2003. This represents an increase of approximately 2%.

Losses from operations for the six-month period ending June 30, 2004 increased by $1,792,694 over losses from operations reflected for the six-month period ending June 30, 2003. This represents an increase of approximately 247%. This increase reflects the effects of the activities described above and is primarily related to the increase in research and development expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced recurring net losses since its inception and, as such, has experienced negative operating cash flows through June 30, 2004. The Company has historically funded these negative operating cash flows with proceeds from sales of common and preferred stock, notes and convertible debentures.

Since May 15, 2000, John Stanton and entities associated with Mr. Stanton have advanced the Company significant amounts. During December 2000, the Company entered into a revolving line of credit with an entity related to Mr. Stanton, which is secured by all of the assets of the Company. Additional loan documents were executed in January of 2003 between the related party and the various entities that comprise the Company. The Company and its subsidiaries have continued to borrow under the revolving line of credit obligations during the period ended June 30, 2004 and these obligations have been the Company’s only significant source of funds

The Company intends to finance its operations through the sale of common stock as well as continued borrowings under the revolving line of credit with the related party. At this time, the Company’s sole significant source of funding is through the promissory notes with the related party described above. The Company hopes to borrow additional funds from this related party to meet its needs in the immediate future, however, there is no requirement that the related party continue to make additional loans. The related party is also not obligated to agree to convert part or all of the loan balance into shares of the Company’s common stock as it has done in the past.

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

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302
31.2	Certification by President pursuant to Sarbanes-Oxley Section 302
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350(*)
32.2	Certification by President pursuant to 18 U.S.C. Section 1350(*)

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request

(b)	Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter ended June 30, 2004.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EarthFirst Technologies, Incorporated
(Registrant)
Date: August 11, 2004

	By:	/s/ John D. Stanton
John D. Stanton, Chief Executive Officer and Chief Financial Officer