Form 10QSB
period 2004-09-30
EARTHFIRST TECHNOLOGIES INC
filed 2004-11-22
CIK 1056748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended – September 30, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 4, 2004: 299,820,150 shares $ .0001 par value common stock.

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

FORM 10-QSB

EARTHFIRST TECHNOLOGIES, INCORPORATED

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004 (Unaudited)	December 31, 2003
ASSETS
Current assets:
Cash	$2,352,884		$3,529
Accounts receivable – net	8,112,793
Cost and estimated earnings in excess of billings on uncompleted contracts	1,203,532
Inventory	1,651,655
Prepaid expenses and other current assets	618,613

Total current assets	13,939,477		3,529

Property and equipment, net	4,286,369		17,923
Intangible assets	15,466,052		142,900
Deferred tax asset	5,765,000
Other assets	408,032

	$39,864,930		$164,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long term debt	$50,352	$
Accounts payable and accrued expenses	6,707,096		1,536,304
Billings in excess of cost and estimated earnings on uncompleted contracts	846,498
Current maturities of liabilities subject to compromise	2,500,000
Current maturities of related party payables	715,122		4,194,741

Total current liabilities	10,819,068		5,731,045

Liabilities subject to compromise, less current maturities	12,041,294
Related party payables, less current maturities	5,812,331
Long term debt, less current maturities	54,731
Deferred tax liability	5,765,000

Total liabilities	34,492,424		5,731,045
Minority interest	901,313
Commitments and contingencies	—		—
Stockholders’ equity (deficit):
Common stock, par value $.0001, 500,000,000 shares authorized, 301,770,150 shares issued and 299,820,150 outstanding	30,177		18,759
Additional paid-in capital	56,795,183		43,405,591
Accumulated deficit	(51,086,107)		(47,722,983)

	5,739,253		(4,298,633)
Less treasury stock (1,950,000 shares at cost)	(1,268,060)		(1,268,060)

Total stockholders’ equity (deficit):	4,471,193		(5,566,693)

	$39,864,930		$164,352

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(UNAUDITED)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003		2004	2003
Revenue	$3,376,936	$		$3,506,936	$
Cost of sales	2,866,600			2,866,600

Gross profit	510,336			640,336

Selling, general and administrative expenses	816,399		151,380	1,218,203		518,542
Settlement expense			280,000			280,000
Research and development expenses	191,656		3,341	2,333,600		342,350

Loss from operations before reorganization item, income taxes and minority interest	(497,719)		(434,721)	(2,911,467)		(1,140,892)
Other income (expense):
Gain on cancellation of debt			40,000			195,000
Miscellaneous income	9,284			9,284
Interest expense	(111,170)		(101,726)	(217,126)		(273,343)

Net loss before reorganization item, income taxes and minority interest	(599,605)		(496,447)	(3,119,309)		(1,219,235)

Reorganization item, professional fees related to bankruptcy and pursuit of claims	(166,297)			(166,297)

Net loss before income taxes and minority interest	(765,902)		(496,447)	(3,285,606)		(1,219,235)
Income tax benefit

Net loss before minority interest	(765,902)		(496,447)	(3,285,606)		(1,219,235)

Minority interest	(77,518)			(77,518)

Net loss from continuing operations	(843,420)		(496,447)	(3,363,124)		(1,219,235)
Discontinued operations			19,418			19,418

Net loss	$(843,420)		$(477,029)	$(3,363,124)		$(1,199,817)

Net loss per common share	$(.003)		$(.01)	$(.013)		$(.01)

Weighted average shares outstanding	274,847,073		186,821,024	251,744,769		186,821,024

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

(UNAUDITED)

	2004	2003
Cash flows from operating activities:
Net loss	$(3,363,124)	$(1,199,817)
Adjustments to reconcile net loss to net cash flows from operating activities:
Expenses funded through stock issuance	1,800,000
Minority interest in joint venture	77,518
Other non-cash charges		29,972
Depreciation and amortization	11,735
Gain on cancellation of debt		(195,000)
Santilli settlement		280,000
Gain on discontinued operations		(19,418)
Increase (decrease) in cash due to changes in:
Current assets	(143,860)
Current liabilities	692,199	112,478
Accrued interest on related party payables	130,389

Net cash flows from operating activities	(795,143)	(991,785)

Cash flows from investing activities:
Acquisition of property and equipment	(2,256,817)
Cash acquired in business acquisition	3,174,317

Net cash flows from investing activities	917,500

Cash flows from financing activities:
Proceeds from related party borrowings	2,226,998	991,785

Net cash flows from financing activities	2,226,998	991,785

Increase in cash	2,349,355	—
Cash, beginning of period	3,529	—

Cash, end of period	$2,352,884	$—

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

(UNAUDITED)

(continued)

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

During 2004, the Company:

•	Converted $3,934,010 of related party debt to 49,175,125 shares of common stock

•	Converted $1,400,000 of related party debt to 10,000,001 shares of common stock

•	Issued common stock in acquisition of In Progress R & D of $1,800,000

•	Issued 40,000,000 shares of common stock in exchange for net assets as follows:

Cash	$3,174,317
Accounts receivable and other current assets	11,460,476
Property and equipment	2,023,364
Other assets	390,289
Value of goodwill associated with acquisition	15,323,152
Accounts payable and other current liabilities	(6,540,682)
Related party borrowings	(4,199,926)
Liabilities subject to compromise	(14,540,195)
Minority interest in Cayman joint venture	(823,795)

Value of common stock issued	$6,267,000

During 2003, the Company had no non-cash financing or investing activities.

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount
Balances, December 31, 2003	187,595,024	$18,759	$43,405,591	$(47,722,983)	$(1,268,060)	$(5,566,693)

Conversion of notes payable, related party to stock	49,175,125	4,918	3,929,092			3,934,010
Conversion of notes payable, related party to stock	10,000,001	1,000	1,399,000			1,400,000
Issuance of stock to acquire joint venture	15,000,000	1,500	1,798,500			1,800,000
Issuance of stock to acquire Electric Machinery	40,000,000	4,000	6,263,000			6,267,000
Net loss				(3,363,124)		(3,363,124)

Balances September 30, 2004 (unaudited)	301,770,150	$30,177	$56,795,183	$(51,086,107)	$(1,268,060)	$4,471,193

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

1.	Nature of business, basis of presentation and summary of significant accounting policies:

Basis of presentation:

The interim financial statements of EarthFirst Technologies, Incorporated and its subsidiaries (“EarthFirst” or “the Company”) that are included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim period, and all such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-KSB for the year then ended. The report of the Company’s independent auditors for the year ended December 31, 2003 contains an explanatory paragraph as to the substantial doubt of the Company’s ability to continue as a going concern. No adjustments have been made to the accompanying financial statements to give effect to this uncertainty. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Net loss per share:

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding plus potential dilutive securities (common stock options and warrants). For the nine months ended September 30, 2004 and 2003, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Nature of business:

EarthFirst is dedicated to producing environmentally superior products from carbon-rich solid and liquid materials considered wastes, and is engaged in electrical contracting. The Company is also focused on the research, development, and commercialization of technologies for the production of alternative sources of fuel and the destruction purification, and / or remediation of liquid and solid waste.

Through the Company’s solid waste division, efforts remain focused on the demonstration and marketing of its first “Solid Waste Remediation Plant” in Mobile, Alabama. This unit is known as the “Catalytic Activated Vacuum Distillation Process (CAVD) Reactor”. This plant processes used automotive tires extracting carbon and other raw materials for resale. This process efficiently disposes of the tires in a manner more ecologically friendly than traditional methods while providing usable by-products.

1.	Nature of business, basis of presentation and summary of significant accounting policies (continued):

The Company anticipates providing additional CAVD plants to customers in various industries. The Company will bring proven technology in replicating its production plants and distribution network for the disposal of the by-products produced in the process.

The Company has also developed technologies for the destruction of liquid wastes, such as waste oils, greases, and antifreezes, through the use of a plasma arc reactor which also produces a clean-burning synthetic fuel. This technology has not yet been validated for commercial production.

The Company is also considering adaptations of the liquid waste technology to solve other liquid waste disposal problems such as the destruction of Poly-Chlorinated Biphenyls, commonly referred to s “PCB’s”.

On August 20, 2004, the Company concluded an acquisition agreement with the shareholders of Electric Machinery Enterprises, Inc. (“EME”) pursuant to which the Company exchanged 40,000,000 shares of its common stock for all of the issued and outstanding shares of EME. EME was acquired to create synergies relative to power generation. EME is located in Tampa, Florida, and is engaged primarily in the electrical construction of industrial and commercial buildings, providing services to a wide variety of clients in the United States and abroad. EME’s construction contracts are typically twelve months or less, but may involve a longer duration of time depending upon the nature and size of the construction project. Through one of its subsidiaries, E.M. Enterprises General Contractors, Inc., EME is involved in the construction of towers used in the cellular telephone industry. Through a second subsidiary, EME Modular Structures, Inc., EME is engaged in the construction of concrete modular buildings

Principles of Consolidation:

The financial statements include the consolidated accounts of EarthFirst Technologies Incorporated and all of its subsidiaries (including the variable interest entity discussed in note 12) (collectively, the “Company”). All significant intercompany transactions and accounts have been eliminated.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates.

Cash and Cash Equivalents:

Cash and cash equivalents are comprised of highly liquid instruments with original maturities of three months or less. The cash balance includes no cash equivalents at September 30, 2004.

Revenue recognition:

Revenues from solid waste transactions recognized during the three months and the nine months ended September 30, 2004 are the result of contracted monthly minimum draws against sales commissions on the products of a polymer manufacturing company, and the receipt of license fees granting the exclusive option to purchase total rights to the CAVD technology for use in certain geographical areas. License revenue is recognized upon receipt as there are no future obligations associated with them.

The Company uses the percentage-of-completion method of accounting for contract revenue from electrical contracts where percentage of completion is computed on the cost to total cost method. Under this method, contract revenue is recorded based upon the percentage of total contract costs incurred to date to total estimated contract costs, after giving effect to the most recent estimates of costs to complete. Revisions in costs and revenue estimates are reflected in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined without regard to the percentage-of-completion. Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that these estimates used will change within the near term.

Accounts Receivable:

Construction accounts receivable are customer obligations due under normal trade terms. Retainage on construction contracts are contractual obligations of the customer that are withheld from progress billings until project completion. The Company performs continuing credit evaluations of its customers’ financial condition and does not require collateral.

Senior management reviews receivables on a monthly basis to determine if any amounts may become uncollectible. Any contract receivable balances that are determined to be uncollectible, along with a general reserve, are included in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes the allowance for doubtful accounts of $2,425,854 is adequate as of September 30, 2004.

Inventory:

Inventory, which consists primarily of electrical and construction supplies, is stated at the lower of cost of market, determined by the first-in, first-out method. The Company takes a complete physical inventory at year end.

Impairment of long-lived assets:

The Company reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the estimated future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value.

Property and equipment:

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from 5-7 years for machinery, computer equipment, office equipment and furniture. Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the asset. Depreciation relating to the Solid Waste Remediation Plant will commence when the Plant begins revenue generating operations.

Income taxes:

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and federal income tax basis of assets and liabilities that will result n taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized

2.	Business Combination and Intangibles:

As discussed in note 1, on August 20, 2004 the Company acquired 100% of the outstanding stock of EME in exchange for the issuance of 40,000,000 shares of the Company’s common stock in a transaction accounted for as a purchase. Accordingly, the results of EME are included in the accompanying financial statements only from the acquisition date through September 30, 2004. The recorded cost of this acquisition was based upon the estimated fair value of the common stock issued, and the fair market value of the net assets acquired. An intangible asset for goodwill has been recorded in the amount of $ 15,323,152. Generally accepted accounting principles do not allow the amortization of goodwill, but instead require an annual evaluation of the amount for impairment.

Proforma results of operations for the nine months ended September 30, 2004 and 2003 as though EME had been acquired at January 1, 2003 are as follows:

	Nine Months Ended September 30,
	2004	2003
Revenue	$28,238,030	$41,181,562

Net income (loss)	$(2,674,217)	$190,117

Net income (loss) per share	$(.01)	$.001

As discussed in the Company’s annual filing on form 10-K for the year ended December 31, 2003, the full purchase price of the customer contacts comprising the business of Applied Tech Consulting (“ATC”), was allocated to goodwill in the amount of $142,900.

3.	Petition for Relief Under Chapter 11 of the Federal Bankruptcy Code

On May 29, 2003, (“Petition Date”), Electric Machinery Enterprises, Inc. (the “Debtor”) filed a petition for relief under Chapter 11 of the federal bankruptcy code (“Bankruptcy Code or Chapter 11”) in the United States Bankruptcy Court for the Middle District of Florida. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-In-Possession. These claims are reflected in the balance sheet as “liabilities subject to compromise.”

4.	Contracts in Progress

Uncompleted contracts are summarized as follows:

Costs incurred on uncompleted contracts	$22,474,035
Estimated earnings on uncompleted contracts	5,247,717

27,721,752
Less billings to date	(27,364,718)

$357,034

The components of this amount are included on the balance sheet under the following captions:

Costs and estimated earnings in excess of billings on Uncompleted contracts	$1,203,532
Billings in excess of costs and estimated earnings on uncompleted contracts	(846,498)

$357,034

5.	Property, Plant and Equipment

Property, plant and equipment consisted of the following at September 30, 2004:

Land	$52,244
Buildings	1,267,139
Construction in progress	2,220,287
Leasehold improvements	825,429
Equipment	2,335,642
Vehicles	1,307,627
Furniture, fixtures and other	152,699

8,161,067
Less accumulated depreciation	(3,874,698)

$4,286,369

6.	Long Term Debt

Long-term debt consisted of the following at September 30, 2004:

Installment notes payable to various banks and finance companies, monthly payments of approximately $8,157 including interest, from 5.33% to 15%, secured by equipment	$105,083

105,083
Less current maturities	(50,352)

$54,731

Future maturities of long-term debt are as follows:

Year ending September 30, 2005	$50,352
2006	26,832
2007	12,083
2008	11,254
2009	4,562

$105,083

7.	Liabilities Subject to Compromise

Liabilities subject to compromise at September 30, 2004 consisted of the following:

Pre-petition long term debt:

Note payable to individual, interest monthly at 12%, principal payments of $50,000 annually, on March 1st, at option of payee, unamortized principal balance due March, 2005, unsecured	$337,253
Mortgage payable to bank, monthly principal payments of $7,708 plus interest at prime (4 1/4% at September 30, 2004), secured by real estate, due October, 2007.	1,310,417
Line of credit bank loans secured by accounts receivable, Inventory and equipment, interest payable monthly at prime (4-1/4% at September 30, 2004)	7,539,634
Pre-petition accounts payable	1,253,990
Liability from settlement of lawsuit	4,100,000

14,541,294
Less estimated current maturities	(2,500,000)

$12,041,294

8.	Commitments and Contingencies

The Company leases vehicles under noncancellable operating leases for periods up to four years. In addition, the Company conducts its operations in a facility leased from a related corporation owned by stockholders of Electric Machinery Enterprises, Inc.

The total rent expense for the nine months ended September 30, 2004 was approximately $64,000, of which approximately $57,000 was for the facility leased from a related corporation.

Approximate future minimum rentals on noncancellable leases at September 30, 2004 are as follows:

Year ending September 30

2005	$664,226
2006	645,024

$1,309,250

9.	Retirement Plan

EME adopted a 401(k) savings plan effective January 1, 1997. The Plan covers all employees who are at least 18 years of age with one or more years of service. There were no discretionary contributions for the nine months ended September 30, 2004.

10.	Employee Stock Ownership Plan and Trust

Effective January 1997, EME established the EME Employee Stock Ownership Plan and Trust (the “Plan”), which enabled employees of EME to share in the growth of the Company through the acquisition of stock. Employees of EME are generally eligible to participate in the Plan after one year of service and attainment of 18 years of age, provided they worked at least 1,000 hours during such Plan year and are employed on the last working day of the Plan year.

The plan provides for the Company, at the discretion of its Board of Directors, to make contributions up to the maximum amount permitted under the Internal Revenue Code.

11.	Contract Claims

As of September 30, 2004 the Company has certain contracts and claims in various stages of negotiation, arbitration and litigation in the approximate amount of $9,000,000. The Company is attempting to resolve these matters, and expects to be successful in recovering these amounts. However, as in all matters in litigation, the outcome is not certain and amounts recovered, if any, could be materially different than expected. These amounts, which are not carried as assets on the balance sheet, will be recorded as revenue when such claims are settled.

12.	Variable Interest Entity

During 2004, the Company entered into a joint venture to operate Peleme, Ltd. (an EME affiliated Cayman company) to perform work in the Cayman Islands. The Shareholder Agreement provides for EME’s 40% ownership interest; however, it entitles Electric Machinery to 70% of the net profit of this project and EME is responsible for 100% of the financial support pursuant to the agreement. The Company does not believe that it has financial exposure to loss beyond its financial commitment.

13.	Income Taxes

Deferred tax assets and liabilities consist of the following at September 30, 2004 and December 31, 2003:

	2004	2003
Net operating loss carryover	$15,808,000	$14,521,000
Timing difference associated with allowance for doubtful accounts and accrued expenses	1,746,000	—

Deferred tax asset valuation allowance	(11,789,000)	(14,521,000)

	5,765,000	—
Deferred tax liability for tax effect of future goodwill tax amortization	(5,765,000)	—

	$—	$—

Income tax (expense) benefit consists of the following:

	2004	2003
Current:	$—	$—

Deferred:
Benefit of net operating loss carryover	1,287,000	545,000
Change in deferred tax asset valuation allowance	(1,287,000)	(545,000)

	$—	$—

The expected income tax benefit at the statutory tax rate differed from income taxes in the accompanying financial statements of operations as follows:

	Percentage of loss before income taxes
Statutory tax rate	35%	35%
State tax, net of federal benefit	4%	4%
Change in deferred tax asset valuation allowance	(39)%	(39)%

Effective tax rate in accompanying statement of operations	0%	0%

The Company has net operating loss carryovers of approximately $38,000,000 at December 31, 2003. The net operating loss carryovers principally expire from 2018 through 2024.

14.	Management’s plans regarding liquidity and capital resources:

The Company has experienced recurring net losses since its inception and, as such, experienced negative operating cash flows through September 30, 2004. In December of 2000, a party related to the principal stockholder provided an aggregate $2,500,000 in a revolving line of credit to the Company. In January 2003, EarthFirst Technologies, Incorporated and several of its subsidiaries and a limited liability company executed several additional promissory notes with the related party.

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

During 2004, the Company has continued to rely heavily on additional loans made by the related party pursuant to the revolving lines of credit referred to above including the assumption of certain trade payable balances in order to finance its operations. The promissory notes related to the revolving lines of credit merely provides for a loan of up to a certain amount. There is no obligation on the part of the related party to advance any additional funds pursuant to any of these agreements even if the loan balance is less than the amount of the note. The related party is also not under any obligation to make any additional loans pursuant to any of the revolving lines of credit or otherwise.

Historically, the related party lender has periodically agreed to convert a portion of the loan balances into shares of the Company’s common stock. There is no obligation on the part of the lender to convert any additional portion of the outstanding balance owed to it into common stock of the Company. During 2004, the related party lender converted $ 5,334,010 of these loans to common stock.

The consummation of the acquisition of EME on August 20, 2004, and the subsequent confirmation of its plan of reorganization on November 16, 2004 provide the Company with the critical mass necessary to become less dependent on related party loans. As of September 30, 2004, the Company does not have any deficiencies in working capital or net capital.

During the nine months ended September 30, 2004, the Company received $100,000 from PEPER Holdings, LLC (PEPER), for a License Contract providing PEPER to secure the exclusive territory of Ciudad Juarez, Chihuahua, Mexico for 18 months, and the city of Guadalajara, Jalisco, Mexico for 6 months. During this period, PEPER intends to initiate construction of Catalytic Activated Vacuum Distillation (CAVD) plants that process rubber tire chips into usable energy products. The period of the exclusivity allows for environmental, political, and financial details to be finalized by PEPER.

PEPER will purchase the plants from EFTI and own the plants. EFTI will receive a 15% royalty based on gross profit and a technical support contract for continuing services during the life of the plant. The plants will be built by Harmony, LLC, a Turner Industries company that built the operating plant in Mobile, Alabama

The Company has signed a Letter of Intent with EarthClean Energy (“ECE”) to license territories in Canada and for the sale of a Catalytic Activated Vacuum Distillation (CAVD) plant. The agreement with ECE is a license for three provinces in Canada: Ontario, Quebec and Alberta. Pursuant to the agreement, a nonrefundable license fee of $1,000,000 US will be paid to EFTI within one year. At the signing of the Formal License Contract, a 10% deposit for the purchase of the first plant will be made with the balance secured by a Letter of Credit. ECE will own 100% of the plants and EFTI will receive royalties for continued services during the contract period.

The Company has signed a Letter of Intent with San Vision Technology, Inc. (“SVT”) to license the territory of Ocean City, New Jersey. A license fee of $400,000 will be paid after SVT is satisfied with their due diligence process. At the signing of a contract for their first plant, 10% of the plant sale will be paid to EFTI with the balance secured by a Letter of Credit. SVT will own 100% of the plants and EFTI will receive royalties for continued services during the contract period.

The obtaining of final agreements pursuant to these letters of intent requires, among other things, that the Company conclude contract(s) for the sale of the carbon by-product.

The Company, through the relationships acquired from Applied Tech Consulting, Inc. (ATC), received a $5,000 monthly minimum income as a draw against sales commissions for the products of a polymer manufacturing company. Revenue for the nine months ended September 30, 2004 was $40,000. The first $40,000 of these revenues has been paid as a consulting fee to the former owner of ATC, who has now become an employee of the Company.

The agreement with Chateau Energy, Inc. for an exclusive license to a specific geographical area in southern California has expired. Chateau has not renewed this agreement at this time, as a carbon sales contract has not yet been obtained, and they were obligated for extensive permitting fees going forward. This agreement will be revisited upon the obtaining of a carbon sales contract.

15.	Related party transactions:

Material related party transactions that have been entered into by the Company that are not otherwise in these notes are summarized below:

Notes payable, related party consisting of two notes payable to an entity controlled by the Company’s Chief Executive Officer (John Stanton) (also a principal stockholder) pursuant to revolving lines of credit secured by all of the assets of EarthFirst. Interest is at 10%. The amounts outstanding at September 30, 2004 and December 31, 2003, including interest were $5,812,331 and $4,194,741, respectively. The notes are payable on demand. Interest expense associated with notes payable, related party for the nine months ended September 30, 2004 and 2003 was $130,389 and $273,343, respectively. On February 4, 2004, $3,934,010 of amounts due under these notes were converted into 49,175,125 shares of the Company’s common stock. On August 20, 2004, $1,400,000 of amounts due under these notes were converted into 10,000,001 shares of the Company’s common stock. It is the intent of the entity not to call these notes prior to October 2005, but rather to convert them into additional shares of the Company. Accrued expenses payable to a related party formerly affiliated with EME and now a current shareholder of EFTI, in the amount of $715,122.

16.	Stockholders equity:

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

On February 4, 2004, $3,934,010 of notes payable, related party were converted into 49,175,125 shares of the Company’s common stock, and on August 20, 2004, $1,400,000 of notes payable, related party were converted into 10,000,001 shares of the Company’s common stock. The conversion rate per share was determined under contracted terms based on a 20% discount of the closing bid price of the Company’s common stock, 20 business days prior to the conversion notice.

17.	Legal proceedings:

During calendar 2004, there has been no resolution of any of the substantive legal matters discussed in the Company’s 2003 Form 10-KSB.

18.	Subsequent events:

Subsequent to September 30, 2004, the United States Bankruptcy Court for the Middle District of Florida approved the Chapter 11 Reorganization Plan of Electric Machinery Enterprises, Inc.

19.	Segment reporting:

Effective with the Company’s acquisition of Electric Machinery Enterprises, Inc., the Company has identified its operating segments as research and development in the area of solid and liquid waste disposal, and contracting. Segment information for the nine months ended September 30, 2004 is as follows:

	Waste Disposal	Contracting
Revenue	$140,000	$3,366,936
Cost of Sales		2,866,600

Gross Margin	140,000	500,336

Selling, General and Administrative	744,550	473,653
Research and Development	2,333,600	—
Total Assets	2,391,175	37,473,755

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those, which are not within our control

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. The discussion should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, as well as the unaudited September 30, 2004 condensed statements and notes thereto.

The first Solid Waste Tire plant has been turned over to the Company as assembled and completed by the designer / fabricator in the fourth week of March 2004, and on April 21, 2004, the Company announced its “Operational Readiness”. The plant has successfully passed the operational test requirements set for it by Dr. Mike Maskarinec at several certification levels. The Company’s Operations Team has been working in the ensuing “commissioning and startup” phase, with the assistance of the designer / fabricator, to bring the unit to an operational status. The unit is known as the “Catalytic Activated Vacuum Distillation Process (CAVD) reactor, words which describe the process and plant simply but succinctly. The unit was built in Mobile, Alabama at the Turner Industries’ plant and the work was done primarily by Harmony, LLC, the Turner subsidiary    ,and its sub-contractor network. The plant is expected to operate at this facility both as a demonstration model and as an operating unit generating income upon completion of testing. Other plants will be built in Mobile and then installed at the customer’s site.

Discussions have developed in the licensing, operating, and joint venturing with customers and industries having a need to dispose of substantial used tire accumulations. Customers have been identified outside of the need for clean-up having a very strong need for the byproducts produced in one of these plants in the form of carbon, oil, steel, electricity and gas.

The minimal plant size offered by the Company is a 48 ton per day processing unit with multiples of that module available for additional capacity. Test data confirms that plant investment should be recouped within two years.

The Company has identified several markets for the placement of the carbon from the CAVD plants. Because the EFTI carbon has a unique capability to be introduced into the liquid side of the Polyurethane system at a rate surpassing any carbon found to date, the markets of foam insulation, coatings and elastomers, slab stock furniture and mattresses, automotive molded parts, etc. are open to us. The Company is working with a Chemist / Manager specialist in the industrial carpet market to assist us in the carbon placement. Through his efforts, we are negotiating an exclusive contract in that sector. Besides using carbon in carpet backing, this interest would include processing carpet residuals to destroy their waste materials. The scale of that sector operation would account for the carbon of 15-25 plants. The Company is constantly evaluating how to accelerate the transactions, logistics, and needs of the carbon sales for our clients.

On August 20, 2004, the Company concluded an acquisition agreement with the shareholders of Electric Machinery Enterprises, Inc. (“EME”) pursuant to which the Company exchanged 40,000,000 shares of its common stock for all of the issued and outstanding shares of. On November 16, 2004, the Chapter 11 Plan of Reorganization of Electric Machinery Enterprises, Inc. (“EME”) was confirmed by the United States Bankruptcy Court of the Middle District of Florida. EME is the Company’s largest operating subsidiary.

In June 2004, the Company signed a letter of intent to acquire 100% of Advanced Environmental Solutions (Ireland) Ltd.(AES) in exchange for common shares of EFTI. AES is one of Ireland’s largest waste management companies providing an integrated range of environmental services encompassing consultation, collection, recovery, treatment, recycling and disposal to approximately one third of the geography of Ireland. AES is interested in reducing its landfill fees for its own profitability as well as to comply with EU directives of landfill reduction. The EFTI technology of processing and destroying liquid and solid waste streams is of interest in achieving these goals. AES will serve as EFTI’s platform to introduce its technologies in the EU and UK. The agreement provides for a 60-day period for both parties to perform due diligence, complete a Summary Business Plan and establish performance milestones. Both companies have completed their due diligence, and are continuing discussions relative to this proposed acquisition.

The Company is exploring through a subsidiary of EME, the developments of carbon based building products as well as complete modular buildings making use of the byproducts of the solid waste plants and the polymer coatings available through relationships inherited through the ATC acquisition.

During the quarter ended September 30, 2004, the Company continued its efforts to develop other applications of its plasma arc converter technologies, including applications for the destruction of Poly-Chlorinated Biphenyls, commonly referred to as PCBs. As a result of funding constraints, efforts to develop these other applications of the plasma arc converter technologies progressed at a slow pace during the quarter.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER, 2003.

Revenues for the three month period ending September 30, 2004 exceeded those of 2003 by $3,376,936. Revenues for the nine month period ending September 30, 2004 exceeded those of 2003 by $3,506,936. These revenues are a result of one month’s operations of the new subsidiary from the date of acquisition, as well as commissions pertaining to representing a polymer manufacturing company, and the sale of their products and the receipt of $100,000 of license fees granting the exclusive option to purchase total rights to the CAVD technology for use in certain geographical areas. There were no revenues during the three and nine months ended September 30, 2003.

Selling, general and administrative expenses for the three-month period ending September 30, 2004 increased by $665,019, from $151,380 in the prior year, to $816,399 in the current period, or an increase of approximately 440% compared to the three-month period ending September 30, 2003.

Selling, general and administrative expenses for the nine-month period ending September 30, 2004 increased by $699,661, from $518,542 in the prior year, to $1,218,203 in the current period, or an increase of approximately 135% compared to the nine-month period ending September 30, 2003.

Selling, general and administrative expenses for the prior year related primarily to the administrative expenditures incurred by the Company as a public entity, legal fees related to ongoing litigation, and expenditures for marketing, promotion, and related efforts incurred in connection with the Company’s investigation of the activated carbon market. The current year includes expenses relative to the administration of Electric Machinery.

Research and development expenses increased from $3,341 in the three months ended September 30, 2003 to $191,656 in the three months ended September 30, 2004 or a 5,637% increase for the three-month period.

Research and development expenses increased from $342,350 in the nine months ended September 30, 2003 to $2,333,600 in the nine months ended September 30, 2004 or a 582% increase for the nine-month period. This increase is attributable primarily to the premium paid over hard costs as “In progress Research and Development” associated with the acquisition of the balance of WESCO Holdings LLC. As “In progress Research and Development” this premium was expensed rather than capitalized. This is a non-recurring expenditure.

During the quarter ending September 30, 2003, the Company realized a gain on cancellation of debt in the amount of $40,000 attributable to the settlement of invoices incurred primarily during calendar 2000. The Company did not realize any gain on cancellation of debt during the three month and nine month periods ending September 30, 2004.

Interest expense increased from $101,726 for the three-month period ended September 30, 2003 to $111,170 for the three months ended September 30, 2004, an increase of approximately 10%. Interest expense decreased from $273,343 for the nine month period ended September 30, 2003 to $217,126 for the nine months ended September 30, 2004, a decrease of approximately 21%. These decreases in interest expense are due primarily to the conversion of related party debt to equity during 2004.

Losses from operations for the three-month period ending September 30, 2004 increased by $62,998 over losses from operations reflected for the three-month period ending September 30, 2003. This represents an increase of approximately 14%.

Losses from operations for the nine-month period ending September 30, 2004 increased by $1,770,575 over losses from operations reflected for the nine month period ending September 30, 2003. This represents an increase of approximately 155%. This increase reflects the effects of the activities described above and is primarily related to the increase in research and development expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced recurring net losses since its inception and, as such, has experienced negative operating cash flows through September 30, 2004. The Company has historically funded these negative operating cash flows with proceeds from sales of common and preferred stock, notes and convertible debentures.

Since May 15, 2000, John Stanton and entities associated with Mr. Stanton have advanced the Company significant amounts. During December 2000, the Company entered into a revolving line of credit with an entity related to Mr. Stanton, which is secured by all of the assets of the Company. Additional loan documents were executed in January of 2003 between the related party and the various entities that comprise the Company. The Company and its subsidiaries have continued to borrow under the revolving line of credit obligations during the period ended September 30, 2004.

The consummation of the acquisition of EME on August 20, 2004, and the subsequent confirmation of its Chapter 11 Plan of Reorganization on November 16, 2004 provide the Company with the critical mass necessary to become less dependent on related party loans. As of September 30, 2004, the Company does not have any deficiencies in working capital or net capital.

The Company intends to finance its operations through sales in both of its business segments. Temporary financing may be obtained through the sale of common stock, additional borrowings under the revolving line of credit with the related party, and other conventional financing sources.. At this time, the Company’s sole significant source of funding is no longer limited to the promissory notes with the related party described above. The Company hopes to borrow additional funds from this related party to meet its needs in the immediate future, however, there is no requirement that the related party continue to make additional loans. The related party is also not obligated to agree to convert part or all of the loan balance into shares of the Company’s common stock as it has done in the past.

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

The Company filed a form 8-K with the Securities and Exchange Commission on August 26, 2004, in which it reported under Item 2 that it had acquired all of the outstanding stock of Electric Machinery Enterprises, Inc. in exchange for 40,000,000 shares of the Company’s common stock.

(c)	Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EarthFirst Technologies, Incorporated

(Registrant)
Date: November 18, 2004
	By:	/s/ John D. Stanton
John D. Stanton, Chief Executive Officer
and Chief Financial Officer