Form 10KSB
period 2004-12-31
EARTHFIRST TECHNOLOGIES INC
filed 2005-04-15
CIK 1056748

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock, par value $0.0001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State issuer’s revenues for its most recent fiscal year: $ 15,314,892

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date (March 11, 2005) within the past 60 days: $29,673,586.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date (March 11, 2005) 491,413,360 shares

DOCUMENTS INCORPORATED BY REFERENCE: NONE.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

PART I

Item 1. Business

EarthFirst Technologies, Incorporated, a Florida Corporation formed in 1997, is a holding company owning subsidiaries engaged in a number of business activities. EarthFirst Technologies, Incorporated and its subsidiaries (collectively “EarthFirst”, the “Company”, “we”, and “our”), is a research-based enterprise committed to the development and commercialization of technologies that will produce economically and environmentally superior products from carbon-rich solid and liquid materials considered wastes. As part of its efforts, the Company is also attempting to develop and commercialize applications of its technologies for the efficient production of alternative fuels. Additional applications of the Company’s technologies are focused on the environmentally desirable processing, destruction, purification, and / or remediation of harmful liquid and solid wastes.

Through its subsidiary Electric Machinery Enterprises, Inc., the Company performs services as an electrical contractor and subcontractor in the construction of commercial and municipal projects primarily located in Florida and the Caribbean.

Solid Waste Technologies

Catalytic Activated Vacuum Distillation Process (“CAVD”) Reactors

EarthFirst developed the Catalytic Activated Vacuum Distillation Process Reactor. The CAVD Reactor embodies the results of several years of research and development with respect to disposal of solid wastes. The CAVD Reactor offers a unique solution to the problem of disposing of harmful solid waste products in a manner that allows raw materials from those waste products to be recycled and reused.

It is anticipated that the CAVD Reactors can be adapted to process a variety of different kinds of solid wastes. Initially, the Company focused development of a CAVD Reactor for the processing of rubber tires. This process provides a means of disposing of the tires while recovering the constituent raw materials (carbon, steel, gases and oil).

The Company is pursuing opportunities for enhancing the return on the CAVD Reactors through developing alternative uses for the carbon recovered during the processing of the tires as well as exploring opportunities for processing other solid wastes. License fees received in the amount of $100,000 represent the only revenues recognized to date.

Electric Machinery Enterprises

Through its Electric Machinery Enterprises (“EME”) operations, the Company performs electrical contracting and subcontracting services for commercial and municipal projects located primarily in Florida and the Caribbean. The Company has extensive expertise in performing electrical contracting services for water, sewer, and power generating facilities.

Electric Machinery Enterprises, and its predecessors, has been in business for over 75 years. The Company acquired EME after EME had sought protection from creditors under Chapter 11 of the United States Bankruptcy Code. In August of 2004, the Company acquired the stock of EME in exchange for 40 million shares of the Company’s common stock. The Bankruptcy Court has subsequently approved the plan of reorganization for EME and that entity has successfully emerged from bankruptcy.

Liquid Waste Technologies

The Company has developed technologies for the treatment of liquid waste products. The technologies involve the use of high temperature plasma through which the liquid waste products are passed. The harmful properties contained in the liquid waste products are broken down at the molecular level as they pass through the plasma and a clean burning gas is produced.

Hybrid Fuel Systems, Inc.

Hybrid Fuel Systems, Inc. (“Hybrid Fuel”) is a publicly traded company engaged in the business of converting a wide range of medium and heavy-duty diesel engines through its patented technology that it estimates can replace up to 80% of the diesel fuel used with clean-burning natural gas. The Company and Hybrid Fuel are considering the viability of utilizing various waste stream gases in developing alternative fuels. Hybrid Fuel is also working with EarthFirst to apply the CAVD technology to the production of biodiesel fuels. Hybrid Fuel is affiliated with the Company’s Chief Executive Officer.

In February of 2005, the Company purchased 7,500,000 shares of Hybrid Fuel’s common stock for $300,000. Thus far during calendar 2005, Hyrbid Fuel’s shares have been trading at prices ranging from 40 to 90 cents per share.

Activated Carbon Products

The Company has performed extensive research to evaluate and develop alternative technologies for the manufacture of activated carbon products. These efforts have included research and development intended to produce activated carbon having characteristics for removing impurities from water that are superior to other products currently on the market.

Intellectual Properties

The Company has performed extensive research and development on various technologies focused on deriving solutions for liquid and solid waste problems and in creating alternative fuels. The Company’s efforts have been conducted through the work performed by its employees and consultants. The Company has developed the technology for the CAVD Reactor.

Management believes that the Company owns all of the intellectual rights to commercialize and further develop its liquid and solid waste technologies.

The Company engaged outside legal counsel to review the history of the Company’s development of its liquid waste technologies and the contractual arrangements entered into by the Company with respect to such technologies. Legal counsel has advised that it believes that the Company currently possesses all of the intellectual property rights to commercialize its liquid waste technologies and to further develop these technologies in additional applications.

Legal counsel has also reviewed in detail all aspects of the claims and allegations made by a former consultant with respect to the underwater carbon arc technology embodied in the Company’s technologies. Legal counsel also reviewed the Company’s consulting agreements with the former consultant and entities related to this individual.

Based upon its review of these agreements and the relevant law, it is the opinion of outside legal counsel that the former consultant, or entities related to him, neither own nor control any US patents that are relevant to the Company’s technologies, and have no legal standing to assert any claims as to patent infringement or misappropriation of any trade secrets.

The former consultant and an entity affiliated with the former consultant are involved in legal proceedings that were initiated by the Company to resolve issues of ownership. The legal proceedings are more fully described in Item 3.

Management believes that the Company has taken appropriate steps to protect its intellectual property rights. However, the steps taken might not prove sufficient to prevent misappropriation of the Company’s technology rights. Third-party development of similar technologies using different discoveries remain a risk that could limit the Company’s legal protection. The laws of certain foreign countries might not protect the Company’s services or intellectual property rights to the same extent as do the laws of the United States.

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

Research and Development

Research and development costs incurred in 2004 and 2003 aggregated $2,474,949 and $345,057, respectively, and are centered around the aforementioned technologies. The CAVD plant completion in mid 2004 allowed development to switch from the plant process to the products produced by the plant. Extensive tests were done on the physical and chemical properties of the carbon, oil, and gas. Application tests were completed at the customers’ location to assure product acceptance, feasibility, and compliance.

In addition, the CAVD plant was tested for applications involving other solid waste streams. Carpet remediation was the main application tested in 2004.

Competition

There are competitors seeking to develop efficient means of recycling and disposing of various forms of solid and liquid wastes, as well as the production of alternative fuels. The effect of numerous federal and state environmental regulations has been to encourage the originators of the waste, as well as governmental entities and entrepreneurial enterprises, to seek to develop more effective and efficient solutions. Some of these competitors have significant financial resources with which to pursue solutions to these problems. The Company has limited resources and will likely need substantial infusions of capital in order to effectively commercialize its technologies. There are no assurances that even if such financial resources can be obtained that the Company’s technology will be financially successful.

Employees

As of December 31, 2004, the Company had 275 full-time employees. Management considers its relations with its employees to be satisfactory. None of the employees is represented by a union.

Investment Policies

The Company does not have any limitations on the amounts that may be invested in any one investment or type of investment. The Company has no holdings in real estate, except as described below in item 2, or real estate mortgages and similar securities. The Company does not have any investments in persons or companies primarily devoted to such investments, and it is not the policy of the Company to make investments for the purpose of capital gain or passive income. Presently, all available monies fund day-to-day operations.

Additional information with respect to EarthFirst’s businesses

EarthFirst’s periodic reports filed with the Securities and Exchange Commission (“the SEC”), which include Form 10-KSB, Form 10-QSB, Form 8-K, and amendments thereto, may be accessed by the public free of charge from the SEC. Electronic copies of these reports can be accessed at the SEC’s web site at http://www.sec.gov. The public may read or obtain copies of these reports from the SEC at the SEC’s Public Reference Room in Washington, D.C., New York, New York, and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. The Company makes news releases and other information available on its corporate website at http://www.earthfirsttech.com.

Item 2. Description of Property

In January of 2004, the Company moved its corporate office to 2515 E. Hanna Ave., Tampa, Florida. This location is also occupied by Electric Machinery Enterprises, Inc. This lease obligation was assumed pursuant to EME’s reorganization plan for a period of two years, at which time EarthFirst has the option to re-evaluate. The Company leases and rents the real property, building, and all other improvements at this location from Hanna Properties Corp., a related party affiliated with the President of EME. This property consists of 29,680 sq. ft. of office space, 80,320 sq. ft. of warehouse space and 26,992 sq. ft. of garage and workshop space. Monthly rental including sales tax, but excluding real estate taxes and insurances is $52,133.

The Company owns approximately 25 acres of land located at 1603 Grove Avenue, Haines City, Florida. This property houses various office, warehousing and manufacturing buildings.

Item 3. Legal Proceedings

The Company is involved in litigation with Ruggero Maria Santilli (“Santilli”), The Institute for Basic Research, Inc. (“IBR”), and Hadronic Press, Inc. (“Hadronic”) concerning certain aspects of the Company’s liquid waste technologies. The matters contemplated above will be referred to as the “Santilli Suit” and the “Hadronic Suit”. Hadronic claims to own the intellectual property rights to one or more aspects of the Company’s liquid waste technologies.

Management continues to believe that the Company owns all of the intellectual property rights necessary to commercialize and further develop its liquid and solid waste technologies without resorting to a license from any third parties.

During 2004, the Company has attempted to reach agreement with Santilli and his related parties to resolve the differences between the parties. As of this date, the parties are continuing their efforts to resolve their differences.

The litigation described above does not involve the technology the Company is developing in connection with its efforts for the processing of used automotive tires.

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

Included in the balance of Accrued expenses and other current liabilities is the Company’s estimate of the amount at which the matters contemplated above will ultimately be resolved. Approximately $1.1 million of the balance is attributable to the disputed matters contemplated above.

Other Litigation and Disputes

The Company has other litigation and disputes that arise in the ordinary course of its business. The Company has accrued amounts for which it believes all of its disputes will ultimately be settled.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

EarthFirst shares trade on The National Association of Securities Dealers (“NASD”) OTC Bulletin Board (the “Bulletin Board”) under the trading symbol “EFTI”. The following table sets forth, for the periods indicated, the range of high and low closing bid quotations as reported by the Bulletin Board for each quarter during the last two fiscal years.

	High	Low
Fiscal Year Ended December 31, 2003
First Quarter	$0.11	$.04
Second Quarter	.06	.03
Third Quarter	.15	.04
Fourth Quarter	.19	.05

Fiscal Year Ended December 31, 2004
First Quarter	.19	.10
Second Quarter	.34	.17
Third Quarter	.24	.11
Fourth Quarter	.17	.12

On March 11, 2005, the last reported sales price for EarthFirst shares on the Bulletin Board was $.18 per share. At March 11, 2005, the Company had approximately 471 stockholders of record. The Company estimates that there are approximately 2500 beneficial owners of its common stock.

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

Recent Sales of Unregistered Securities

The securities described below were issued by the Company during the period covered by this report and were not registered under the Securities Act of 1933, as amended. Each of the transactions is exempt from registration pursuant to Section 4 (2) of the Securities Act as transactions not involving a public offering. All of such securities are deemed to be restricted securities for the purposes of the Securities Act. All certificates representing such issued and outstanding restricted securities have been properly legend, and “stop transfer” instructions have been issued to the transfer agent with respect to such securities. Except as noted, no commissions were paid in connection with any of the issuances.

DEBT CONVERSIONS OF SHAREHOLDER LOANS AND CASH INVESTMENTS

In February 2004, the Company issued 49,175,125 shares of the Company’s common stock in satisfaction of $3,934,010 of the amount owed under related party promissory notes. In August 2004, the Company issued 10,000,001 shares of the Company’s common stock in satisfaction of $1,400,000 of the amount owed under related party promissory notes. (See “Liquidity and Capital Resources”)

ISSUANCE OF COMMON SHARES IN WESCO ACQUISITION

On January 30, 2004, the Company entered into an agreement with World Environmental Solutions Company, LLC (“WESCO”) in which the Company exchanged 15 million of its common shares for a 70% interest in a recently formed holding company. The Company already owned the remaining 30% interest in the holding company. Additional information concerning this transaction is included in Note 3 of the accompanying financial statements and are incorporated by reference.

ISSUANCE OF COMMON SHARES IN EME ACQUISITION

On August 20, 2004 the Company acquired 100% of the outstanding stock of Electric Machinery Enterprises, Inc. (EME) in exchange for the issuance of 40,000,000 shares of the Company’s common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information which management believes is relevant for an assessment and understanding of the results of operations and financial condition. The discussion should be read in conjunction with the audited consolidated financial statements and notes thereto.

Revenue Reporting for Acquired Entities

The revenue from Electric Machinery Enterprises, Inc., included in the accompanying audited financial statements for the year ended December 31, 2004, reflects only those amounts earned from the date of acquisition (August 20, 2004), and are not representative of an entire year of its operations.

Catalytic Activated Vacuum Distillation Process (“CAVD”) Reactors

EarthFirst developed the Catalytic Activated Vacuum Distillation Process Reactor. The CAVD Reactor offers a unique solution to the problem of disposing of harmful solid wastes in an environmentally friendly manner and allows raw materials from the wastes to be recycled and reused.

We believe that the CAVD Reactor can be designed to process a number of harmful solid waste products. We anticipate that governmental and nongovernmental entities who are faced with the problem of disposing of various types of solid waste products through conventional means will conclude that the CAVD Reactors can provide a superior, safe and effective means of eliminating these materials.

Initially, we are focusing on the processing of rubber tires. However, other uses are also being pursued. Such uses include the recycling of carpet materials, the destruction of animal waste and remains, transuranic wastes (e.g. gloves, overalls, tools, etc. that have been exposed to low levels of radiation), and medical wastes.

In general, the Company processes used tires by having shredded tires added to a low pressure, heated, catalytically driven process in the CAVD Reactor. The tires are converted to a high quality carbon and a light hydrocarbon mix that can be used as a fuel. Scrap steel and gases that can be used as a fuel are also recovered.

Traditionally, tires have been disposed of in landfills, placed in stockpile areas, or recycled using low-level technologies to produce products such as tire-derived fuel and mulch. Stockpiles of discarded tires are particularly vulnerable to catching fire. Fires at tire dumps are extremely difficult to extinguish and may take years to burn themselves out. Such fires can release significant amounts of pollution into the atmosphere.

The owners of these dumping areas have long sought a cost-effective means of disposing of the unwanted tires. We believe the CAVD Reactor provides a solution for the environmentally safe and efficient problem of the disposal of used tires.

The Company’s first CAVD Reactor was constructed at a facility in Mobile, Alabama and processes shredded tires.

During processing in the CAVD Reactor, carbon, scrap steel, gas and oil are recovered and are available for resale. The processing of a 20-pound tire yields approximately 5.5 to 8.5 pounds of carbon, 1.2 to 2 gallons of fuel oil, 12 to 16 cubic feet of gas, and .36 pounds of scrap steel. The amounts recovered depend upon the type of tire and the length of time in the reactor.

The financial viability of the CAVD Reactor for use in processing used tires appears contingent upon the successful sale of the carbon recovered. We believe that approximately 80% of the value of the raw materials recovered from the CAVD Reactor is attributable to the carbon. It is expected that the steel recovered from the process will be sold for scrap and the oil recovered can be used as an industrial oil or other fuel. Optimal operation of the CAVD Reactor may include the use of a turbine with the reactor which can utilize the gas produced from the processing to produce electricity that can be both used by the operator of the reactor and additional electricity sold to the electrical grid.

Testing of the carbon recovered from our CAVD Reactor has led us to believe that the carbon has certain unique qualities that will prove valuable in the development of high-performance polymers in various industrial uses. Researchers concluded that due to the unique formation method through the CAVD Reactor, the carbon can be used as is or economically modified to produce a functionalized polymer that can replace petroleum based chemical polyurethanes with a less expensive recycled product made from reclaimed tires. Work is being conducted to improve the carbons’ performance by adding reactive compounds that improve the product’s ability to bond with the urethane matrix.

As with most new products, it is time consuming for the end users of the carbon to satisfy themselves as to the advantages of this product over the products that they are currently using. To hasten the acceptance of our carbon in the marketplace, the Company is working with several potential end users who are conducting substantive testing of the carbon for use in their operations. The Company is currently working with carpet manufacturers, producers of asphalt and shingles, with third parties in automotive applications, and with producers of other products to prove the advantages of the carbon produced by the CAVD Reactor as a polymer with their products.

On December 30, 2003, the Company acquired Applied Tech Consulting, Inc. to enhance its expertise in developing applications of the carbon as a polymer in various applications. Applied Tech Consulting is engaged in the business of selling polyurethane products and its experience and contacts are viewed as invaluable to the Company as it seeks out customers and additional uses for the carbon produced by the CAVD Reactors.

The Company is hopeful that the carbon recovered through the CAVD Reactor will rapidly gain acceptance with potential end users as a polymer. We believe that the carbon has unique qualities that may ultimately enable its acceptance as a substitute for certain high-end polymers currently being used in addition to use in the more traditional roles currently being explored.

The Company has several letters of intent with unrelated entities to license the technology for CAVD Reactor which contemplate that the licensee would build the reactor at their facility. Based upon our experiences thus far, we expect that there is considerable interest in the CAVD Reactor from potential users. We believe that delays in the creation of definitive agreements with the end users of the CAVD Reactors have centered around the evaluation of the financial viability of the alternative uses of the carbon product recovered from the process.

In addition to the efforts described above, the Company is also seeking to work with one or more nationally recognized scientific and technology enterprises to further commercialize the technology for the CAVD Reactor for additional uses. It is expected that such an arrangement could allow our technology to gain immediate credibility in the marketplace with both a variety of potential end users of the CAVD Reactors as well as the end users of carbon products recovered in the process. It is envisioned that joint efforts would include work on adapting the CAVD Reactors to process other solid waste streams such as municipal solid wastes, animal remains, and certain types of industrial waste products.

Electrical Contracting – Electric Machinery Enterprises

The Company performs electrical contracting and subcontracting services on commercial and municipal projects primarily in Florida and the Caribbean through its subsidiary Electric Machinery Enterprises, Inc. (“EME”).

EME has been in business for over 75 years and has historically been profitable. Several years ago, EME lost a court case resulting in a substantial judgment in a dispute on one of its major contracts. EME subsequently filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code in order to allow it time to attempt to reorganize. EME’s Chapter 11 adversely affected its ability to obtain new contracts and resulted in operating losses during its time in bankruptcy.

Leveraging his significant expertise in working with troubled businesses, the Company’s Chief Executive Officer became involved in formulating a plan of reorganization for EME that would enable that entity the opportunity to restructure its affairs and return to profitability. As part of the reorganization process, the Company acquired all of the stock of EME for 40 million shares of the Company’s stock.

EME was profitable in the fourth quarter of 2004. Accordingly, we are optimistic about the prospects for EME’s future profitability and believe its recent emergence from the jurisdiction of the Bankruptcy Court will enable it to obtain contracts that may previously have not been available.

EME’s revenues are generated through three separate sources: Offshore, Domestic, and Domestic Services.

Offshore work includes electrical contract work performed on commercial properties throughout the Caribbean. The damage caused throughout the Caribbean during the Hurricane Season of 2004 has resulted in a sharp increase in the contracts obtained by EME and we currently have a backlog of approximately $18 million.

During 2004, EME entered into a joint venture agreement to operate Peleme, Ltd. to perform electrical contracting work in the Cayman Islands. This joint venture is currently performing work on a sizable contract to repair hurricane damage on one of the major hotels in the Caymans. We anticipate that this joint venture will be able to secure significant additional contract work for the continuing development of the Caymans.

Domestic work includes electrical contract work performed principally in the State of Florida. The Company is attempting to improve profitability in this segment of its business by introducing enhanced technology in the bidding process for these contracts and in monitoring the progress with budgeted amounts as work is performed. The Company is optimistic that these and other enhancements will enable it to be the successful bidder on an increased number of financially attractive contracts.

Domestic services include numerous small projects for electrical contract work on a time and materials basis for commercial projects located in Florida.

During calendar 2005, EME anticipates entering the market as an electrical contractor for residential real estate on a limited basis to determine the financial viability of providing such services. Initially these services will be provided on a small scale to allow the Company to evaluate the economic viability of this market and operational considerations as may arise. It is anticipated that EME may have certain competitive advantages that may allow it to successfully operate profitably in this market.

Liquid Waste Technologies

The Company is continuing to attempt to identify and implement commercially viable applications of its plasma arc converter technologies embodied in the BigSpark™ converter. The Company’s BigSpark™ plasma based technology splits apart the complex molecular bonds of water and hydrocarbon wastes to produce the clean burning, hydrogen-based fuel. BigSpark™ compares favorably with conventional combustion technologies used in the disposal of liquid wastes in several significant areas. First, the waste is subjected to higher temperatures for longer periods of time (7,000 degree temperature of the plasma arc; and materials spend minutes, not seconds, in the reaction zone). Second, BigSpark™ has a second stage combustion in a very high temperature oxygen flame. Third, BigSpark™ converters are compact and can be moved to the source of contaminated waste.

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

The Company is also considering commercial adaptations for the plasma arc converters to develop solutions to issues involving the disposal and / or remediation of other liquid wastes including waste oils and antifreeze.

If the Company’s efforts to continue to develop commercially viable solutions of cost effectively destroying PCBs and other liquid waste problems are to continue, the Company will need significant additional financing. At this time, it is uncertain whether such financing can be obtained, and if so, whether such financing can be obtained on terms and conditions that would be acceptable to the Company.

Activated Carbon Technologies

The Company’s efforts in commercializing the technologies it has developed for activated carbon products have been slowed due to the current emphasis on our solid waste technologies. The technology developed is promising and the Company intends to pursue commercialization in the future. We believe that the research and development efforts conducted by the Company have yielded results that may produce superior qualities in a wide range of water treatment applications.

FISCAL 2004 COMPARED TO FISCAL 2003

Revenue for the year ended December 31, 2004 increased by $15,314,892, as there were no revenues for the year ended December 31, 2003. This increase is due almost exclusively to the acquisition of Electric Machinery Enterprises, Inc. on August 20, 2004.

Cost of Sales for the year ended December 31, 2004 increased by $11,209,802, as there were no cost of sales for the year ended December 31, 2003. This increase is due almost exclusively to the acquisition of Electric Machinery Enterprises, Inc. on August 20, 2004.

Selling, general and administrative expenses for the year ended December 31, 2004 increased to $3,425,839 from $651,948 for the year ended December 31, 2003, an increase of approximately 426%. This increase was due primarily to the acquisitions of EME and WESCO, as well as an increase in the level of activities undertaken by the Company during 2004.

Direct research and development expenses for the year ended December 31, 2004 increased to $2,474,949 from $345,057 for the year ended December 31, 2003, an increase of approximately 617%. This increase was due primarily to the “in progress research and development” purchased with the acquisition of WESCO in the amount of $1,800,000, as well as an increase in the the level of activities undertaken by the Company during 2004.

Settlement expense of $280,000 for 2003 results from preliminary settlements initiated in the third quarter of 2003. This amount pertains to litigation with Ruggero Santilli and his related parties pertaining to differences surrounding certain of the Company’s technologies. During 2003, the Company has attempted to resolve these differences, and has included this amount in accrued expenses for 2003 based on amounts estimated to ultimately settle the matter. There were no such settlements in the corresponding periods in 2004.

Forgiveness of debt during the year ended December 31, 2004 in the amount of $1,298,068 was a result of the Plan of Reorganization of Electric Machinery Enterprises, Inc., which was approved by the Bankruptcy Court during the fourth quarter of 2004. During the quarter ended March 31, 2003, the Company realized a gain on cancellation of debt in the amount of $155,000 attributable to the settlement of invoices incurred primarily during calendar 2000, and an additional amount of $40,000 during the quarter ended September 30, 2003.

Miscellaneous income for the year ended December 31, 2004 in the amount of $333,214 represents non operational sources of income. These revenues pertain to activities within the acquired entity of Electric Machinery Enterprises, Inc. There were no miscellaneous incomes during the year ended December 31, 2003.

Interest expense for the year ended December 31, 2004 increased to $469,514 from $373,607 for the year ending December 31, 2003, an increase of approximately 26%. This increase was due the higher balances related to the Company’s borrowings pursuant to the revolving line of credit loans from a related party.

Reorganization item, professional fees related to bankruptcy and pursuit of claims expense for the year ended December 31, 2004, in the amount of $1,202,829 represent non-recurring expenses associated with the preparation, presentation and implementation of the Plan of Reorganization incurred from the date of acquisition of Electric Machinery Enterprises, Inc. There were no expenses of this nature during the year ended December 31, 2003.

Majority interest in net income of consolidated joint venture for the year ended December 31, 2004, in the amount of $430,230 represents the expense associated with the 30% interest in profits of the joint venture partner in Peleme, Ltd. incurred from the date of acquisition of Electric Machinery Enterprises, Inc. There were no expenses of this nature during the year ended December 31, 2003.

As a result of favorable events in the progress of the sales and use tax examination, the Company recorded a gain from discontinued operations during fiscal 2003 in the amount of $19,418 since the activities to which these amounts related were discontinued in prior years.

Net loss increased by $830,795 to $2,266,989 for the year ended December 31, 2004 from $1,436,194 for the year ended December 31, 2003. This increased net loss resulted primarily from the previously discussed items, specifically the purchase of in progress research and development expenses associated with the acquisition of WESCO, and the reorganization related expenses related to the Plan of Reorganization associated with the acquisition of Electric Machinery Enterprises, Inc.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically funded negative operating cash flows with proceeds from sales of common and preferred stock, as well as notes and convertible debentures payable.

In December 2000 and again in January 2003, the Company entered into multiple revolving line of credit promissory notes with entities related to the Company’s Chief Executive Officer, secured by all of the assets of the Company. Each revolving note is a demand loan, which means the lender can demand full repayment of the loan at any time. The promissory notes related to each revolving line of credit merely provided for a loan up to a stated amount. There is no obligation on the part of the related party to make any loans pursuant to these agreements if the loan balance is less than the stated amount. There is no obligation on the part of the related parties to make any additional loans.

During 2004, the Company continued to rely almost entirely on additional loans made by the related parties pursuant to these notes in order to finance its operations. The amounts received during 2004 and 2003 from these sources totaled approximately $4,100,000 and $1,150,000 respectively.

Historically, the related party lender has periodically agreed to convert portions of the loan balances into shares of the Company’s common stock. During 2004, the related party converted $5,334,010 of these notes into shares of the Company’s common stock as explained in Note 9 of the accompanying financial statements. There is no obligation on the part of the related parties to convert any additional portion of the outstanding balance on these notes.

As of December 31, 2004, the Company owed $6,672,519 pursuant to these agreements. Although these advances are due on demand, the stockholder and parties related thereto agreed to not demand payment prior to January 1, 2006. Subsequent to December 31, 2004, as discussed in Note 17 of the accompanying financial statements, the outstanding balances pertaining to these notes have been converted to equity.

Since the acquisition of EME, the Company is no longer experiencing negative operating cash flows. Working capital as of December 31, 2004 was $2.1 million and stockholders equity was $5.6 million. The Company generated a net income in the fourth quarter of 2004 of $1,096,136.

On March 30, 2005, the Company closed an agreement with Laurus Funds on a senior credit facility aggregating up to $8 million. The initial funding under this agreement was $6.6 million. Details of this arrangement are available on Form 8-K, filed with the Securities Exchange Commission on April 6, 2005.

As a result of the completion of the various undertakings of 2004, the acquisition of WESCO, the completion of the CAVD plant in Mobile, Alabama, the acquisition and reorganization of EME, and the subsequent financing in 2005, the Company does not anticipate any additional loans from the related parties referred to above.

During the twelve months ended December 31, 2004, the Company received $100,000 from PEPER Holdings, LLC (PEPER), for a License Contract providing PEPER to secure the exclusive territory of Ciudad Juarez, Chihuahua, Mexico for 18 months, and the city of Guadalajara, Jalisco, Mexico for 6 months. During this period, PEPER intends to initiate construction of Catalytic Activated Vacuum Distillation (CAVD) plants that process rubber tire chips into usable energy products. The period of the exclusivity allows for environmental, political, and financial details to be finalized by PEPER.

PEPER will purchase the plants from EFTI and own the plants. EFTI will receive a 15% royalty based on gross profit and a technical support contract for continuing services during the life of the plant. The plants will be built by Harmony, LLC, a Turner Industries company that built the operating plant in Mobile, Alabama

The Company has signed a Letter of Intent with EarthClean Energy (“ECE”) to license territories in Canada and for the sale of a CAVD Reactor. The agreement with ECE is a license for three provinces in Canada: Ontario, Quebec and Alberta. Pursuant to the agreement, a nonrefundable license fee of $1,000,000 US will be paid to EFTI within one year. At the signing of the Formal License Contract, a 10% deposit for the purchase of the first plant will be made with the balance secured by a Letter of Credit. ECE will own 100% of the plants and EFTI will receive royalties for continued services during the contract period.

The Company has signed a Letter of Intent with San Vision Technology, Inc. (“SVT”) to license the territory of Ocean City, New Jersey. At the signing of a contract for their first CAVD Reactor, 10% of the plant sale will be paid to EFTI with the balance secured by a Letter of Credit. SVT will own the CAVD Reactor(s) and EFTI will receive royalties for continued services during the contract period.

While management is confident that the above agreements will materialize, there can be no assurances.

INCOME TAXES

The Company has a net operating loss carry forward for federal income tax purposes of approximately $42,600,000 that is available to offset federal taxable income through fiscal 2024. A 100% valuation allowance has been provided on deferred tax assets resulting from the net operating loss carry forwards discussed above.

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

Revenue Recognition: Revenues from solid waste transactions recognized during the year ended December 31, 2004 are the result of contracted monthly minimum draws against sales commissions on the products of a polymer manufacturing company, and the receipt of license fees granting the exclusive option to purchase total rights to the CAVD technology for use in certain geographical areas. License revenue is recognized upon receipt as there are no future obligations associated with such revenue.

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

Employee Stock-Based Compensation: The Company accounts for compensation costs associated with stock options issued to employees under the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”) whereby compensation is recognized to the extent the market price of the underlying stock at the date of grant exceeds the exercise price of the option granted. Stock-based compensation to non-employees is accounted for using the fair-value based method prescribed by Financial Accounting Standard No. 123 (“FAS 123”). The fair-value based method requires management to make estimates regarding the expected life of the options and warrants and the expected volatility in the Company’s stock price during the estimated life of the option/warrant.

Impairment of Goodwill and Long-Lived Assets: In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company reviews its non-amortizable long-lived assets, including intangible assets and goodwill for impairment annually, or sooner whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. Other depreciable or amortizable assets are reviewed when indications of impairment exist. Upon such an occurrence, recoverability of these assets is determined as follows. For long-lived assets that are held for use, the Company compares the forecasted undiscounted net cash flows to the carrying amount. If the long-lived asset is determined to be unable to recover the carrying amount, than it is written down to fair value. For long-lived assets held for sale, assets are written down to fair value. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending upon the nature or the assets. Intangibles with indefinite lives are tested by comparing their carrying amounts to fair value. Impairment within goodwill is tested using a two step method. The first step is to compare the fair value of the reporting unit to its book value, including goodwill. If the fair value of the unit is less than its book value, the Company than determines the implied fair value of goodwill by deducting the fair value of the reporting unit’s net assets from the fair value of the reporting unit. If the book value of goodwill is greater than its implied fair value, the Company writes down goodwill to its implied fair value. The Company’s goodwill relates to the acquisition of Electric Machinery Enterprises, Inc.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” The statement amends Accounting Research Bulletin (“ARB”) No. 43. “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. ARB No. 43 previously stated that these costs must be “so abnormal as to require treatment as current-period charges.” SFAS No. 151 requires that those items are recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overhead to the costs of conversion are based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for fiscal years beginning after the issue date of the statement. The adoption of SFAS No. 151 is not expected to have any significant impact on the Company’s current financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29.” APB Opinion No. 29, “Accounting For Nonmonetary Transactions,” is based on the opinion that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception of nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. The adoption of SFAS No. 153 is not expected to have any impact on the Company’s current financial condition or results of operations.

In December 2004, the FASB revised its SFAS No. 123 (“SFAS No. 123R”), “Accounting for Stock Based Compensation.” The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which the employee is required to provide service in exchange for the award. The provisions of the revised statement are effective for financial statements issued for the first interim or annual reporting period beginning after June 15, 2005, with early adoption encouraged. The Company accounts for options issued to employees under APB 23; however currently has no unvested options outstanding. Adoption of this standard in 2005 will result in recognition of stock-based compensation determined using the fair value method for options issued in the future.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Our disclosure and analysis in this 2004 Form 10-KSB and in our 2004 Annual Report to Shareholders contain some forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 (“the Act”), that set forth anticipated results based on management’s plans and assumption. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statement. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals or acceptance, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. These statements are not guarantees of future performance and the Company has no specific intention to update these statements.

Forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause actual results, performance, or achievements of the Company to materially differ from any future results, performance, or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. Actual results may materially differ from those projected in the forward – looking statements as a result of certain risks and uncertainties set forth in this report including, but not limited to the viability of the solid waste technologies in reclaiming the raw materials from used automotive tires in an environmentally acceptable manner, the ability to develop markets for the by products reclaimed in this process, environmental remediation and alternative fuel markets for the Company’s plasma arc technology as well as the proprietary rights to the Company’s intellectual property and the Company’s ability to obtain additional financing to continue operations. Although management believes that the assumptions made and expectations reflected in the forward – looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report. You should understand that it is not possible to predict or identify all factors affecting risk. Consequently, you should not consider the risks and assumptions identified in this report to be a complete discussion of all potential risks or uncertainties affecting the Company.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The following chart summarizes our contractual payment obligations as of December 31, 2004. The long-term and short-term debts are reflected as liabilities on our balance sheet as of December 31, 2004. Operating leases and real property rentals are accrued and paid on a monthly basis.

The Company conducts its operations in a facility leased from a related corporation owned by stockholders of EarthFirst Technologies, Incorporated. This lease was assumed through the acquisition of EME for a period of two years.

The Bankruptcy obligations are pursuant to the requirements of EME’s approved plan of reorganization. The secured creditor portion of these obligations was satisfied on March 30, 2005 through a senior credit facility. (See note 17).

	Payments Due by Period
	Less than One Year	One to Two Years	Three to Five Years	After Five Years	Total
Long-term debt	$167,088	$41,515	$91,348		$299,951
Operating leases	49,187	48,829			98,016
Facilities rental	684,039	684,039			1,368,078
Bankruptcy obligations	2,350,000	4,544,208	3,049,865		9,944,073

	$3,250,314	$5,318,591	$3,141,213	$—	$11,710,118

ITEM 7. FINANCIAL STATEMENTS

The consolidated 2004 financial statements for the Company, including the notes thereto, together with the report thereon of Aidman, Piser & Company, P.A. is presented beginning at page F-1.

The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to market risk associated with other financial instruments and interest rate risk is not material.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosure issues with respect to any financial statements for the Company for 2004 or 2003. Aidman, Piser & Company, P.A. has served as the independent public accountants for the Company for the 2004 and 2003 audited financial statements.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The executive officers, directors and other significant employees of the Company, and their ages and positions, are as follows:

Name of Individual	Age	Position
John D. Stanton	56	Chairman of the Board of Directors
		Chief Executive Officer and
		Chief Financial Officer

Jaime Jurado	70	Vice Chairman

Leon Toups	66	President

Nicholas R. Tomassetti	69	Director

Dr. David E. Crow	60	Director

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

Jaime Jurado joined the Board of Directors with the acquisition of Electric Machinery Enterprises, Inc. (EME). Mr. Jurado began working with EME in 1957 after serving as an electronics specialist in the United States Army. Mr. Jurado became president of EME in 1977 and has served in that capacity ever since. Through Mr. Jurado’s leadership, EME grew from $1,000,000 in annual sales to more than $90,000,000 in 1998, and has helped to establish a niche in the Caribbean, Central and South American Markets.

Leon H Toups was a co-founder of the Company in 1997 and served as Chairman, President and CEO until 2000. The company was subsequently sold and Mr. Toups served as Executive VP for Research and Development and as an advisor to the Chairman through the end of 2001. On October 9, 2003, Mr. Toups accepted the position of President. From 1980 to present, Mr. Toups has served as President and Chairman of an operational consulting firm working with entrepreneurial enterprises. Prior thereto, from 1973 to 1980, Mr. Toups was employed by Chromalloy American Corporation, where he served in several capacities, first as President of Chromalloy Natural Resources Company, a diversified oil and gas division, and then as President, COO, as well as Board Member and as a member of the Executive Committee of Chromalloy American. Chromalloy was an international conglomerate with over a billion dollars in sales in the industry segments of oil and gas, textile/apparel, consumer products, metal coating, transport-marine and farm and industrial equipment. Chromalloy employed approximately 35,000 people worldwide and traded on the New York Stock Exchange. Mr. Toups’ other past associations include Boeing Corporation from 1970 through 1973, NASA from 1965 through 1970 and the US Air Force from 1962 through 1964. Mr Toups holds the following degrees: BS Mechanical Engineering, Georgia Tech; MS Mechanical Engineering, Georgia Tech; MS Aerospace Engineering, University of Florida; and an EAA from MIT which he attended on a NASA Hugh Dryden Fellowship.

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

Dr. David E.. Crow first joined the Company through an appointment to our Technical Advisory Board in 2002 after he left his position as Senior Vice President – Engineering for UTC-Pratt & Whitney. Dr. Crow was responsible for all technical aspects of commercial and military gas turbine and rocket products. Dr. Crow spent some time working at G.M. Research improving automotive gas turbine combustors to meet stricter emission standards. Much of his career has been devoted to improving advanced combustion technology with special emphasis on the fluid dynamic characteristics of gases under pressure and at higher temperatures. His work has lead to a number of patents and special honorary recognitions. Dr. Crow earned a Bachelors Degree in Mechanical Engineering form the University of Missouri-Rolla, a Masters Degree from Rensselaer Polytechnic Institute, and his PhD Degree from the University of Missouri-Rolla.

AUDIT COMMITTEE/CODE OF ETHICS

The Company’s Board of Directors currently does not have an Audit Committee. The Company has also not yet adopted a code of ethics but intends to do so in early 2005. Delay in adoption resulted from personnel turnover and focus on business acquisitions in 2004.

COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and persons who own more then 10 percent of the Company’s Common Stock, to file with the SEC the initial reports of ownership and reports of changes in ownership of common stock. Officers, directors and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Specific due dates for such reports have been established by the Commission and the Company is required to disclose any failure to file reports by such dates. The Company believes that during the fiscal year ended December 31, 2004, its officers, directors and greater than ten percent stockholders have failed to comply with applicable Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information for each of the fiscal years ended December 31 concerning the compensation paid and awarded to our President and Chief Executive Officer. There were no other executive officers or key employees whose total annual salary and bonus exceeded $100,000 for these periods who remain with the Company.

Summary Compensation Table
	Annual Compensation					Long-term Compensation Awards			Payouts
Name and Principal Position	Year	Salary		Bonus		Restricted Stock Award		Securities Underlying Options	LTIP Payouts		All Other Comp
James V. Mahoney Chief Executive Officer and President (1)(2)	2004 2003 2002	$ $ $	-0- -0- 251,203	$ $ $	-0- -0- -0-	$ $ $	-0- -0- -0-	-0- -0- -0-	$ $	-0- -0- -0-	$ $	-0- -0- -0-

John D. Stanton Chairman of the Board, Chief Executive Officer and Chief Financial Officer (3)	2004 2003 2002	$ $ $	1,000 1,000 1,000	$ $ $	-0- -0- -0-	$ $ $	-0- -0- -0-	-0- -0- -0-	$ $ $	-0- -0- -0-	$ $ $	-0- -0- -0-

Jaime Jurado Vice Chairman (5)	2004		$64,764		$-0-		$-0-	-0-		$-0-		$-0-

Leon H. Toups President (3)(4)	2004 2003	$ $	132,000 -0-	$ $	-0- -0-	$ $	-0- -0-	-0- -0-	$ $	-0- -0-	$ $	-0- -0-

(1)	Mr. Mahoney assumed the role of Chief Executive Officer and President effective July 30, 2001. Prior to this date, Mr. Mahoney was not employed by the Company.

(2)	Mr. Mahoney resigned his position as the Chief Executive Officer and President on or about August 6, 2002. Compensation for 2002 includes $33,755 paid to Mr. Mahoney’s consulting company after his resignation for services rendered to the Company.
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
(4)	Mr. Toups assumed the role of President effective October 9, 2003, and on March 1, 2004 commenced receiving annual compensation of $150,000. Prior to that date, Mr. Toups received compensation from other entities associated with Mr. Stanton.
(5)	Mr. Jurado assumed the position of Vice Chairman of EFTI after the acquisition of Electric Machinery Enterprises, Inc. Mr. Jurado also holds the position of President of Electric Machinery Enterprises, Inc. The compensation stated is that amount incurred from the date of acquisition.

No stock options were issued during calendar 2004 or 2003 to any of the individuals identified in the table above. The following table sets forth, for the individuals named in the Summary Compensation Table above, certain information concerning stock options granted during 2001. The Company has never issued stock appreciation rights. Options were granted at an exercise price above the fair market value of the common stock at the date of grant. The term of the options is five and ten years from the date of grant.

	Options Granted	Percentage Of Total Options Granted In 2001	Exercise or base Price Per Share ($/Sh)	Market Price on Date of Grant	Expiration Date	Potential Realizable Value At Assumed Rates Rate of Stock Price Appreciation For Option Term (1)
Name						5%	10%
John D. Stanton	466,200	6%	$.2145	$.195	April 2006	$127,600	$161,100
	1,533,800	20%	$.195	$.195	April 2011	$463,847	$775,529

(1)	The dollar amounts under this column are the result of calculations at the 5% and 10% rates set by the Commission and therefore are not intended to forecast possible future appreciation, if any, of the stock price of the Company’s common stock. If the price of the Company’s stock were in fact to appreciate at the assumed 5% or 10% annual rate for the term of the option, a $1,000 investment in the Common Stock would be worth $1,276 and $1,611, respectfully, at the end of the 5-year term and $1,629 and $2,594, respectively, at the end of the 10-year term.

The following table sets forth, for the individual named in the Summary Compensation Table, certain information concerning the options exercised during fiscal 2004 and the number of shares subject to exercisable and unexercisable stock options as of December 31, 2004. The values for “in-the-money” options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 2004 ($.12 per share) and the exercise price of the options.

Name	Number of Shares acquired on exercise	Value realized	Unexercised Options at December 31, 2004
			Exercisable (1)	Unexercisable
John D. Stanton	None	$0	2,000,000	-0-

(1)	None of the options were “in-the-money” at December 31, 2004.

DIRECTORS’ COMPENSATION

The Company does not pay cash compensation to directors for serving on the Board. Each director, other than the Chairman of the Board, is granted options to acquire 100,000 shares of the Company’s common stock at an exercise price equal to the fair market value of the stock on the date of grant.

EMPLOYMENT AGREEMENTS

On December 30, 2003, the Company entered into an Employment Agreement with Gene Salerno to serve as Vice-President of the Company’s Applied Tech Consulting Division. The initial term of the agreement is for a period of 3 years and continues on a month to month basis unless notice to terminate the agreement is timely provided. Mr. Salerno is to receive compensation at the rate of $100,000 per year. Mr. Salerno is entitled to commissions equal to 5% of the Net Revenues on all sales of carbon which he personally generates on behalf of the Company and which are accepted by the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding ownership of the Company’s common stock as of March 11, 2005 by each person known to us to own beneficially more than 5% of the outstanding common stock of the Company, by each person who is a director, by each person listed in the Summary Compensation Table and by all directors and officers as a group.

The information reflected in the following table was furnished by the persons listed therein. The calculations of the percent of shares beneficially owned are based on 491,413,360 shares of common stock outstanding on March 11, 2005 plus, with respect to each such person, the number of additional shares that will be outstanding upon exercise of the warrants and options exercisable within sixty (60) days set forth herein.

Name and Address of Beneficial Owner	Beneficial Ownership		Percentage of Class
John D. Stanton P.O. Box 24567 Tampa, Florida 33623	268,795,260	(1)	54.70%

Leon H.Toups 418 Harbor View Lane Largo,Fl 33770	16,786,949		3.42%

Jaime Jurado 2515 E Hanna Ave Tampa, Fl 33610	39,377,897	(3)	8.02%

Nicholas R. Tomassetti 853 Vanderbilt Beach Rd. Naples, Florida 34108	1,000,000	(2)	.20%

David E Crow 2515 E Hanna Ave Tampa, Fl 33610	600,000.13%

Ralph W. Hughes Revocable Family Trust P.O. Box 24567 Tampa, Florida 33623	32,016,719		6.52%

All Officers and Directors (Five persons)	326,560,106		66.46%

(1)	Includes options to purchase 2,000,000 shares of Common Stock at prices ranging from $.195 to $.2145 per share. Includes all shares owned by entities with which Mr. Stanton is affiliated.
(2)	Includes options to purchase 100,000 shares of Common Stock at an exercise price of $.20 per share granted in 2001.
(3)	Includes 12,688,949 shares owned by spouse.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of the end of the most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance, aggregated as follows:

-	All compensation plans previously approved by security holders; and

-	All compensation plans not previously approved by security holders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities) Reflected in Column (a) (c)
Equity compensation plans approved by security holders	7,250,000	$0.13	12,750,000
Equity compensation plans not approved by security holders		N/A

Total	7,250,000		12,750,000

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On December 15, 2000, EarthFirst Technologies executed Revolving Line of Credit Promissory Notes and a related Security Agreement with an entity related to the Company’s Chief Executive Officer, who is also a principal stockholder. Additional Promissory Notes have been entered into between EarthFirst Technologies and several of its subsidiaries and affiliates and entities related to Mr. Stanton on January 28, 2003 that have a similar Security Agreement. All Promissory Notes are payable on demand. The promissory note executed by EarthFirst Technologies bears interest at the rates of 9.9% and 10% per annum. As of December 31, 2004, the balance owed to entities related to Mr. Stanton was $6,672,519. Although these advances are due on demand, the stockholder and parties related thereto has agreed to not demand payment prior to January 1, 2006 or has subsequently converted portions thereof to equity. As such, these liabilities are classified as long-term in the accompanying balance sheet.

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

ITEM 13. EXHIBITS.

FINANCIAL STATEMENTS

EarthFirst Technologies, Incorporated

Other Exhibits:

3.1	Articles of Amendment to Articles of Incorporation filed with the Florida Secretary of State on April 30, 2004 (+)

3.2	By-Laws of the Company. (*)

3.3	Articles of Amendment to Articles of Incorporation filed with the Florida Secretary of State on November 24, 1998. (**)

3.4	Articles of Amendment to Articles of Incorporation filed with the Florida Secretary of State on March 30, 1999. (**)

3.5	Articles of Amendment to Articles of Incorporation filed with the Florida Secretary of State on June 26, 2000. (***)

3.6	Articles of Amendment to Articles of Incorporation filed with the Florida Secretary of State on February 28, 2001. (***)

*	Previously filed as Exhibits to, and incorporated by reference from, the Company’s 1997 Form 10-KSB on March 11, 1998.

**	Previously filed as Exhibits to, and incorporated by reference from, the Company’s 1999 Form 10-KSB on May 12, 2000.

***	Previously filed as Exhibits to, and incorporated by reference from, the Company’s 2000 From 10-KSB on April 16, 2001.

+	Filed herewith.

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K (incorporated by reference)

On August 26, 2004 the Company filed Form 8-K with the Securities and Exchange Commission in which it reported under Item 2 that it had acquired all of the outstanding stock of Electric Machinery Enterprises, Inc. for 40,000,000 shares of the Company’s common stock.

On April 6, 2005 the Company filed Form 8-K with the Securities and Exchange Commission in which it reported under Item 1.01 the agreements entered into with Laurus Master Funds, Ltd. whereby the Company sold convertible debt, an option and a warrant to purchase common stock of the Company in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933.

Report of Independent Registered Public Accounting Firm

Board of Directors

EarthFirst Technologies, Incorporated

Tampa, Florida

We have audited the accompanying consolidated balance sheet of EarthFirst Technologies, Incorporated and Subsidiaries (the “Company”), as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis of designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EarthFirst Technologies, Incorporated and Subsidiaries, at December 31, 2004, and the consolidated results of their operations and their cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Aidman, Piser & Company, P.A.

March 18, 2005

Tampa, Florida

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2004

ASSETS
Current assets:
Cash	$1,482,383
Accounts receivable – less $200,000 allowance for doubtful accounts	8,511,692
Cost and estimated earnings in excess of billings on uncompleted contracts	986,269
Inventory	1,400,635
Prepaid expenses and other current assets	75,034

Total current assets	12,456,013

Property and equipment, net	4,340,490
Goodwill	15,323,152
Other assets	571,603

$32,691,258

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long term debt	$151,898
Liabilities subject to compromise	500,000
Liabilities not subject to compromise	1,850,000
Accounts payable and accrued expenses	6,111,140
Billings in excess of cost and estimated earnings on uncompleted contracts	1,047,565
Current maturities of notes payable, related parties	715,122

Total current liabilities	10,375,725

Liabilities subject to compromise – Non current	3,394,208
Liabilities not subject to compromise – Non current	4,199,866
Other liabilities	1,081,802
Notes payable, related parties, less current maturities	6,697,519
Long term debt, less current maturities	120,785

Total liabilities	25,869,905

Majority interest in consolidated joint venture	1,254,025
Commitments and contingencies (note 15)	—
Stockholders’ equity:
Common stock, par value $.0001, 500,000,000 shares authorized, 301,770,150 shares issued and outstanding	30,177
Additional paid-in capital	56,795,183
Accumulated deficit	(49,989,972)

6,835,388
Less: treasury stock (1,950,000 shares at cost)	(1,268,060)

Total stockholders’ equity	5,567,328

$32,691,258

See notes to consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
Revenue	$15,314,892	$—
Cost of sales	11,209,802	—

Gross profit	4,105,090	—
Selling, general and administrative expenses	3,425,839	651,948
Research and development expenses	2,474,949	345,057
Settlement expense	—	280,000

Loss from operations before reorganization item, income taxes and majority interest	(1,795,698)	(1,277,005)
Other income (expense):
Gain on extinguishment of debt, bankruptcy	1,298,068	195,000
Miscellaneous income (expense), net	333,214
Interest expense	(469,514)	(373,607)

Loss before reorganization item, income taxes and majority interest	(633,930)	(1,455,612)
Reorganization item, professional fees related to bankruptcy and pursuit of claims	(1,202,829)	—

Loss before income taxes and majority interest	(1,836,759)	(1,455,612)
Income tax benefit	—	—

Loss before majority interest	(1,836,759)	(1,455,612)
Majority interest in net income of consolidated joint venture	(430,230)	—

Loss from continuing operations	(2,266,989)	—
Discontinued operations	—	19,418

Net loss	$(2,266,989)	$(1,436,194)

Loss per common share, basic and diluted:
Continuing operations	$(.01)	$(.01)
Discontinued operations	—	—

Net loss	$(.01)	$(.01)

Weighted average shares outstanding, basic and diluted	264,319,455	186,936,602

See notes to consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2004 AND 2003

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount
Balances, January 1, 2003	186,821,024	$18,682	$42,996,889	$(46,286,789)	$(1,268,060)	$(4,539,278)
Issuance of stock as partial payment to settle dispute	174,000	17	9118	—	—	9135
Capital contribution	—	—	356,744	—	—	356,744
Issuance of stock to acquire business	600,000	60	42,840	—	—	42,900
Net loss	—	—	—	(1,436,194)	—	(1,436,194)

Balances, December 31, 2003	187,595,024	18,759	43,405,591	(47,722,983)	(1,268,060)	(5,566,693)
Conversion of notes payable, related party to stock	49,175,125	4,918	3,929,092	—	—	3,934,010
Conversion of notes payable, related party to stock	10,000,001	1,000	1,399,000	—	—	1,400,000
Issuance of stock to acquire WESCO	15,000,000	1,500	1,798,500	—	—	1,800,000
Issuance of stock to acquire EME	40,000,000	4,000	6,263,000	—	—	6,267,000
Net loss	—	—	—	(2,266,989)	—	(2,266,989)

Balances December 31, 2004	301,770,150	$30,177	$56,795,183	$(49,989,972)	$(1,268,060)	$5,567,328

See notes to consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
Cash flows from operating activities:
Net loss	$(2,266,989)	$(1,436,194)
Adjustments to reconcile net loss to net cash flows from operating activities:
Majority interest in net income of consolidated joint venture	430,230	—
Intangible asset impairment	142,900	—
Depreciation and amortization	77,342	15,081
In-process research and development expensed at acquisition	1,800,000	—
Gain on extinguishment of debt, bankruptcy	(1,298,068)	(195,000)
Loss on disposal of asset	—	33,300
Increase (decrease) in cash due to changes in:
Accounts receivable	(1,047,553)	—
Cost and estimated earnings in excess of billings on uncompleted contracts	620,585	—
Inventory	336,520	—
Prepaid expenses and other assets	395,980	—
Accounts payable and accrued expenses	(2,636,730)	110,483
Billings in excess of cost and estimated earnings on uncompleted contracts	(225,119)	—
Accrued interest on related party payables	244,571	373,607

Net cash flows from operating activities	(3,426,331)	(1,098,723)

Cash flows from investing activities:
Acquisition of property and equipment	(2,376,545)	—
Cash acquired in business acquisition	3,174,317	—
Cash paid for business acquisition	—	(50,000)

Net cash flows from investing activities	797,772	(50,000)

Cash flows from financing activities:
Proceeds from notes payable related party	4,107,413	1,152,252

Net cash flows from financing activities	4,107,413	1,152,252

Net change in cash	1,478,854	3,529
Cash, beginning of year	3,529	—

Cash, end of year	$1,482,383	$3,529

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

YEARS ENDED DECEMBER 31, 2004 AND 2003

Supplemental schedule of cash flow information

	2004	2003
Cash paid during the year for interest	$123,632	$—

Cash paid during the year for income taxes	$—	$—

Supplemental schedule of non-cash financing and investing activities

During 2004, the Company

•	Converted $3,934,010 of related party debt to 49,175,125 shares of common stock

•	Converted $1,400,000 of related party debt to 10,000,001 shares of common stock

•	Issued 15,000,000 shares of common stock in acquisition of the remaining 30% interest in a joint venture, the principal asset of which consisted of approximately $1,800,000 of in progress research and development, which is required to be expensed immediately.

•	Issued 40,000,000 shares of common stock in exchange for the stock of Electric Machinery Enterprises, Inc. having net assets as follows:

Cash	$3,174,317
Accounts receivable and other current assets	11,460,476
Property and equipment	2,023,364
Other assets	390,289
Value of goodwill associated with acquisition	15,323,152
Accounts payable and other current liabilities	(6,540,682)
Related party borrowings	(4,199,926)
Liabilities subject to compromise	(14,540,195)
Majority interest in Cayman joint venture	(823,795)

Value of common stock issued	$6,267,000

During 2003, the Company

•	Settled $83,000 in disputed claims against the Company in exchange for 174,000 shares of common stock valued at $9,135 and $73,865 of other consideration that was funded by related party advances.

•	Acquired the business assets of Applied Tech Consulting, Inc. in exchange for $50,000 in cash and 600,000 shares of common stock valued at $42,900 and an obligation to fund a remaining $50,000 in 2004.

•	Repaid $450,000 in related party notes payable via a transfer of land with a cost basis of $93,256. The $356,744 differential between the cost basis of the land and the note obligation relieved has been recorded as a non-cash capital contribution.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

1.	Nature of business, basis of presentation and summary of significant accounting policies:

Basis of presentation:

The financial statements of EarthFirst Technologies, Incorporated and its subsidiaries (“EarthFirst” or “the Company”) that are included herein have been prepared in accordance with accounting principles generally accepted in the United States of America, and include all the necessary adjustments to fairly present the results of the periods presented.

On August 20, 2004, the Company acquired the stock of Electric Machinery Enterprises, Inc. (“EME”) in exchange for 40,000,000 shares of the Company’s common stock. The Company acquired EME after EME had sought protection from creditors under Chapter 11 of the United States Bankruptcy Code (“the Bankruptcy Code”). EME is located in Tampa, Florida, and is an electrical contractor engaged primarily in the electrical-related construction of industrial and commercial buildings primarily in Florida and the Caribbean. EME’s construction contracts are typically twelve months or less, but may involve a longer duration of time depending upon the nature and size of the construction project. Through one of its subsidiaries, E.M. Enterprises General Contractors, Inc. (“EMEGC”), EME was involved in the construction of towers used in the cellular telephone industry. Through a second subsidiary, EME Modular Structures, Inc. (“EMEMS”), EMEMS was engaged in the construction of concrete modular buildings. EMEGC was sold subsequent to December 2004 (See Note 17). On December 9, 2004, EME’s plan of reorganization was confirmed by the bankruptcy court and, as such, EME emerged from bankruptcy on that date.

Variable Interest Entity

During 2004, the Company entered into a joint venture to operate Peleme, Ltd. (an EME affiliated Cayman company) to perform work in the Cayman Islands. The Shareholder Agreement provides for EME’s 40% ownership interest; however, it entitles EME to 70% of the net profit of this project and EME is responsible for 100% of the financial support pursuant to the agreement. Accordingly, the joint venture financial statements have been combined with those of the Company.

Nature of business:

EarthFirst is a research-based enterprise committed to the development and commercialization of technologies that will produce economically and environmentally superior products from carbon-rich solid and liquid materials considered wastes. As part of its efforts, the Company is also attempting to develop and commercialize applications of its technologies for the efficient production of alternative fuels. Additional applications of the Company’s technologies are focused on the environmentally desirable processing, destruction, purification, and / or remediation of harmful liquid and solid wastes.

Through its subsidiary EME, the Company performs services as an electrical contractor and subcontractor in the construction of commercial and municipal projects primarily located in Florida and the Caribbean.

Through the Company’s solid waste division, efforts remain focused on the demonstration and marketing of its first “Solid Waste Remediation Plant” in Mobile, Alabama. This unit is known as the “Catalytic Activated Vacuum Distillation Process (“CAVD”) Reactor”. This plant processes rubber tires extracting carbon and other raw materials for resale. This process efficiently disposes of the tires in an environmentally friendly that allows raw materials from those waste products to be recycled and reused.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

1.	Nature of business, basis of presentation and summary of significant accounting policies (continued):

The Company anticipates providing additional CAVD plants to customers in various industries. The Company will bring proven technology in replicating its production plants and distribution network for the disposal of the by-products produced in the process.

The Company has developed technologies for the treatment of liquid waste products. The technology involves the use of high temperature plasma through which the liquid waste products are passed. The harmful properties contained in the liquid waste products are broken down at the molecular level as they pass through the plasma and a clean burning gas is produced.

Principles of Consolidation:

The financial statements include the consolidated accounts of EarthFirst Technologies Incorporated and all of its subsidiaries (including the variable interest entity discussed above) (collectively, the “Company”). All significant intercompany transactions and accounts have been eliminated.

In connection with its acquisition of EME, the Company acquired an investment in Peleme, Ltd., an EME affiliated Cayman Islands Company. The agreement provides for a 40% ownership interest with 70% share of profits or losses; however EME is responsible for 100% of the financial support pursuant to the agreement. In accordance with SFAS Interpretation no. 46R, the Company has accounted for this investment as a variable interest entity and the accompanying financial statement include the assets and liabilities of Peleme and the majority interest in this entity, with results of operations from the date of acquisition.

Cash and cash equivalents:

Cash and cash equivalents are comprised of highly liquid instruments with original maturities of three months or less. The Company maintains its financial instruments in a variety of high-credit quality financial institutions. The cash balance includes no cash equivalents at December 31, 2004.

Accounts Receivable and Customer Concentrations:

Accounts receivable are customer obligations due under normal trade terms. Retainage on construction contracts, which aggregate $521,261 and are included in accounts receivable, are contractual obligations of the customer that are withheld from progress billings until project completion. The Company performs continuing credit evaluations of its customers’ financial condition and does not require collateral.

Senior management reviews receivables on a monthly basis to determine if any amounts may become uncollectible. Any contract receivable balances that are determined to be uncollectible, along with a general reserve, are included in the allowance for doubtful accounts. After all reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes the allowance for doubtful accounts of $200,000 is adequate as of December 31, 2004.

Accounts receivables from one customer accounted for 25% of the Company’s trade accounts receivable balance at December 31, 2004. In addition, revenues from this one customer represented approximately 80% of all offshore sales and approximately 36% of total sales in 2004. This Construction contract is performed in the Cayman Islands. There were no receivables or revenue concentrations in 2003.

Inventory:

Inventory, which consists primarily of electrical and construction supplies, is stated at the lower of cost of market, determined by the first-in, first-out method. The Company takes a complete physical inventory at year end.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

1.	Nature of business, basis of presentation and summary of significant accounting policies (continued):

Property and equipment:

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from 5-7 years for machinery, computer equipment, office equipment and furniture. Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the asset. Depreciation relating to the CAVD Reactor will commence when the reactor begins revenue generating operations.

Impairment of goodwill and long-lived assets:

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company reviews its non-amortizable long-lived assets, including intangible assets and goodwill for impairment annually, or sooner whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. Other depreciable or amortizable assets are reviewed when indications of impairment exist. Upon such an occurrence, recoverability of these assets is determined as follows. For long-lived assets that are held for use, the Company compares the forecasted undiscounted net cash flows to the carrying amount. If the long-lived asset is determined to be unable to recover the carrying amount, than it is written down to fair value. For long-lived assets held for sale, assets are written down to fair value. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending upon the nature or the assets. Intangibles with indefinite lives are tested by comparing their carrying amounts to fair value. Impairment within goodwill is tested using a two step method. The first step is to compare the fair value of the reporting unit to its book value, including goodwill. If the fair value of the unit is less than its book value, the Company than determines the implied fair value of goodwill by deducting the fair value of the reporting unit’s net assets from the fair value of the reporting unit. If the book value of goodwill is greater than its implied fair value, the Company writes down goodwill to its implied fair value. The Company’s goodwill relates to the acquisition of Electric Machinery Enterprises, Inc.

Income taxes:

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and federal income tax basis of assets and liabilities that will result in taxable income or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized

Revenue recognition:

Revenues from solid waste transactions recognized during the year ended December 31, 2004 are the result of contracted monthly minimum draws against sales commissions on the products of a polymer manufacturing company, and the receipt of license fees granting the exclusive option to purchase total rights to the CAVD technology for use in certain geographical areas. License revenue is recognized upon receipt as there are no future obligations associated with such revenue.

The Company uses the percentage-of-completion method of accounting for contract revenue from electrical contracts where percentage of completion is computed on the cost to total cost method. Under this method, contract revenue is recorded based upon the percentage of total contract costs incurred to date to total estimated contract costs, after giving effect to the most recent estimates of costs to complete. Revisions in costs and revenue estimates are reflected in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined without regard to the percentage-of-completion. Because of the inherent uncertainties in estimating costs, it is possible that the estimates used will change.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

1.	Nature of business, basis of presentation and summary of significant accounting policies (continued):

Contract Claims

As of December 31, 2004 the Company has certain contracts and claims in various stages of negotiation, arbitration and litigation in the approximate amount of $9,000,000. The Company is attempting to resolve these matters, and expects to be successful in recovering these amounts. However, as in all matters in litigation, the outcome is not certain and amounts recovered, if any, could be materially different than expected. These amounts, which are not carried as assets on the balance sheet, will be recorded as revenue when such claims are settled.

Fair value of financial instruments:

At December 31, 2004, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and notes payable approximate fair value based either on the short term nature of the instruments or on the related interest rate approximating the current market rate

Use of estimates:

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

Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding plus potential dilutive securities (common stock options and warrants). For the years ended December 31, 2004 and 2003, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Recent accounting pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” The statement amends Accounting Research Bulletin (“ARB”) No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. ARB No. 43 previously stated that these costs must be “so abnormal as to require treatment as current-period charges. “SFAS No. 151 requires that those items are recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overhead to the costs of conversion are based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for fiscal years beginning after the issue date of the statement. The adoption of SFAS No. 151 is not expected to have any significant impact on the Company’s current financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29.” APB Opinion No. 29, “Accounting For Nonmonetary Transactions,” is based on the opinion that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception of nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. The adoption of SFAS No. 153 is not expected to have any impact on the Company’s current financial condition or results of operations.

In December 2004, the FASB revised its SFAS No. 123 (“SFAS No. 123R”), “Accounting for Stock Based Compensation.” The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transaction in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received to exchange for an award to equity instruments based on the grant-date fair value of the award. The cost is recognized over the period during which the employee is required to provide service in exchange for the award. The provisions of the revised statement are effective for financial statements issued for the first interim or annual reporting period beginning after June 15, 2005, with early adoption encouraged. The Company accounts for options issued to employees under APB 25; however currently has no unvested options outstanding. Adoption of this standard in 2005 will result in recognition of stock-based compensation determined using the fair value method for options issued in the future.

2.	Management’s plans regarding liquidity and capital resources:

The Company has experienced recurring net losses since its inception and, as such, experienced negative operating cash flows through most of 2004. The Company has historically funded these negative operating cash flows with proceeds from sales of common and preferred stock, as well as notes and convertible debentures payable.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

In December 2000 and again in January 2003, the Company entered into multiple revolving line of credit promissory notes with entities related to the Company’s Chief Executive Officer, secured by all of the assets of the Company. Each revolving note is a demand loan, which means the lender can demand full repayment of the loan at any time. The promissory notes related to each revolving line of credit merely provided for a loan up to a stated amount. There is no obligation on the part of the related party to make any loans pursuant to these agreements if the loan balance is less than the stated amount. There is no obligation on the part of the related parties to make any additional loans.

During 2004, the Company continued to rely almost entirely on additional loans made by the related parties pursuant to these notes in order to finance its operations. The amounts received during 2004 and 2003 from these sources totaled approximately $4,100,000 and $1,150,000 respectively.

Historically, the related party lender has periodically agreed to convert portions of the loan balances into shares of the Company’s common stock. During 2004, the related party converted $5,334,010 of these notes into shares of the Company’s common stock as explained in Note 9. There is no obligation on the part of the related parties to convert any additional portion of the outstanding balance on these notes.

As of December 31, 2004, the Company owed $6,672,519 pursuant to these agreements (included in Notes payable, related party). Although these advances are due on demand, the stockholder and parties related thereto agreed to not demand payment prior to January 1, 2006. Subsequent to December 31, 2004, as discussed in Note 17, the outstanding balances pertaining to these notes have been converted to equity.

Since the acquisition of EME, the Company is no longer experiencing negative operating cash flows. Working capital as of December 31, 2004 was $2.1 million and stockholders equity was $5.6 million. The Company generated a net income in the fourth quarter of 2004 of $1,096,136.

On March 30, 2005, the Company closed an agreement with Laurus Funds on a senior credit facility aggregating up to $8 million. The initial funding under this agreement was $6.6 million. Details of this arrangement are available on Form 8-K, filed with the Securities Exchange Commission on April 6, 2005.

As a result of the completion of the various undertakings of 2004, the acquisition of WESCO, the completion of the CAVD plant in Mobile, Alabama, the acquisition and reorganization of EME, and the subsequent financing in 2005, the Company does not anticipate any additional loans from the related parties referred to above.

During the twelve months ended December 31, 2004, the Company received $100,000 from PEPER Holdings, LLC (PEPER), for a License Contract providing PEPER to secure the exclusive territory of Ciudad Juarez, Chihuahua, Mexico for 18 months, and the city of Guadalajara, Jalisco, Mexico for 6 months. During this period, PEPER intends to initiate construction of Catalytic Activated Vacuum Distillation (CAVD) plants that process rubber tire chips into usable energy products. The period of the exclusivity allows for environmental, political, and financial details to be finalized by PEPER.

PEPER will purchase the plants from EFTI and own the plants. EFTI will receive a 15% royalty based on gross profit and a technical support contract for continuing services during the life of the plant. The plants will be built by Harmony, LLC, a Turner Industries company that built the operating plant in Mobile, Alabama

The Company has signed a Letter of Intent with EarthClean Energy (“ECE”) to license territories in Canada and for the sale of a CAVD Reactor. The agreement with ECE is a license for three provinces in Canada: Ontario, Quebec and Alberta. Pursuant to the agreement, a nonrefundable license fee of $1,000,000 US will be paid to EFTI within one year. At the signing of the Formal License Contract, a 10% deposit for the purchase of the first plant will be made with the balance secured by a Letter of Credit. ECE will own 100% of the plants and EFTI will receive royalties for continued services during the contract period.

The Company has signed a Letter of Intent with San Vision Technology, Inc. (“SVT”) to license the territory of Ocean City, New Jersey. At the signing of a contract for their first CAVD Reactor, 10% of the plant sale will be paid to EFTI with the balance secured by a Letter of Credit. SVT will own the CAVD Reactor(s) and EFTI will receive royalties for continued services during the contract period.

While management is confident that the above agreements will materialize, there can be no assurances.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

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

3.	Business combination and intangibles:

EME — 2004

As discussed in Note 1, on August 20, 2004 the Company acquired 100% of the outstanding stock of EME in exchange for the issuance of 40,000,000 shares of the Company’s common stock in a transaction accounted for as a purchase. Accordingly, the results of EME are included in the accompanying consolidated financial statements only from the acquisition date through December 31, 2004. The recorded cost of this acquisition was based upon the fair market value of the Company acquired based on an independent valuation. An intangible asset for goodwill has been recorded in the amount of $ 15,323,152. Generally accepted accounting principles do not allow the amortization of goodwill, but instead require an annual evaluation of the amount for impairment.

WESCO — 2004

In January 2004, the Company acquired a 100% interest in World Environmental Solutions Company (“WESCO”) through the issuance of 15,000,000 shares of stock and the assumption of $725,000 in obligations. The acquisition price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values. (The fair value of the stock was determined based on the trading price of the stock).

In connection with its acquisition of WESCO, the Company determined that $1.8 million of the acquisition price qualifies as purchased in-process research and development (principally associated with the Catalytic Activated Vacuum Distillation process), and as such, this amount was expensed as research and development expense on the acquisition date.

The fair values of assets acquired and liabilities assumed in connection with these acquisitions, which have been accounted for as purchases, are as follows:

	EME	WESCO
Cash	$3,174,317
Accounts receivable	7,464,139
Costs and earnings in excess of billings	1,606,854
Inventory	1,737,155
Prepaid expenses and other current assets	652,328
Property and equipment	2,023,364	$725,000
Construction in process
Goodwill	15,323,152
Purchased in-process research and development		1,800,000
Other assets	390,289	—

Total assets acquired	32,371,598	2,525,000
Less current liabilities assumed	11,409,920	725,000
Less long-term debt assumed	14,694,678

	$6,267,000	$1,800,000

Proforma results of operations for the years ended December 31, 2004 and 2003 as though these acquisitions had taken place at January 1, 2003 are as follows:

	Years Ended December 31,
	2004	2003
Revenue	$40,046,786	$48,513,910

Net loss	$(1,578,082)	$(11,098,583)

Net loss per share	$(.01)	$(.06)

ATC – 2003

On December 30, 2003, the Company entered into an agreement to acquire customer contacts that comprises the business of Applied Tech Consulting, Inc. (“ATC”).

Consideration for the purchase was as follows:

ATC
Cash paid at closing	$50,000
Cash payment due March 2004	50,000
600,000 shares of restricted stock	42,900

$142,900

The purchase was allocated to goodwill. There were no tangible assets acquired.

Results of operations as if the acquisition had occurred on January 1, 2003 would not differ significantly from those reflected in the accompanying consolidated statements of operations. The goodwill associated with this acquisition was deemed to be impaired at December 31, 2004 and written off. The impairment charge of $142,900 is included in miscellaneous income (expense) in the accompanying 2004 consolidated statement of operations.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

4.	EME Bankruptcy and Plan of Reorganization Obligations

On May 29, 2003, (“Petition Date”), Electric Machinery Enterprises, Inc. (the “Debtor”) filed a petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida (“the Bankruptcy Court”). Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the Bankruptcy Code were stayed while the Debtor continued business operations as Debtor-In-Possession. These claims are reflected in the balance sheet as liabilities subject to compromise, and liabilities not subject to compromise.

The Plan of Reorganization (the “Plan”) filed on behalf of Electric Machinery Enterprises, Inc. was confirmed by the Bankruptcy Court on December 9, 2004. The plan provides for the restructure of debt, and orderly discharge of pre-petition priority and administrative claims. The restructured obligations under the Plan as of December 31, 2004 consisted of the following:

Secured debt:
Line of credit bank loans secured by accounts receivable, inventory and equipment	$4,711,860
Mortgage and installment notes payable to bank, secured by real estate and vehicles	1,338,005

Administrative debt
Costs and legal expenses for the administration of the reorganization case	229,922

Priority claims pre-petition
Federal and state priority tax claims	124,622

Unsecured debt
75% of liability from settlement of lawsuit	3,075,000
75% of pre-petition accounts payable	819,209

$10,298,618

The Plan of Reorganization Obligations are included in the balance sheet in the following categories:

Current liabilities:
Liabilities subject to compromise	$500,000
Liabililties not subject to compromise	1,850,000
Accounts payable and accrued expenses	354,544
Liabilites subject to compromise - non current	3,394,208
Liabilites not subject to compromise - non current	4,199,866

$10,298,618

On March 31, 2005, the Company took advantage of discounts available through the reorganization plan and closed on a new loan completely satisfying all obligations associated with the secured debt. The administrative debt and priority claims are to be paid out of normal operations and are anticipated to be paid within the year. The settlement amount of $3,075,000, included in unsecured debt can be paid off for $2,275,000 if paid within one year. The intent of management is to discount this amount further, and pay it off as quickly as possible. The pre-petition accounts payable require a $500,000 payment to the bankruptcy trustee in January 2005 with the balance paid off as quickly as possible; however there are no specific payment terms beyond this $500,000. The Company has made the January payment.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

5.	Contracts in Progress

Uncompleted contracts are summarized as follows:

Costs incurred on uncompleted contracts	$21,954,396
Estimated earnings on uncompleted contracts	5,795,021

27,749,417
Less billings to date	(27,810,713)

$(61,296)

The components of this amount are included on the balance sheet under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$986,269
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,047,565)

$(61,296)

6.	Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2004:

Land	$52,244
Buildings	1,267,139
Leasehold improvements	825,429
Equipment	2,357,491
Vehicles	1,389,889
Furniture, fixtures and other	127,850

6,020,042
Less accumulated depreciation	(3,924,689)

2,095,353

Construction in process	2,245,137

$4,340,490

Construction in process represents the costs of constructing the Company’s first CAVD reactor in Mobile, Alabama. This reactor is anticipated to be placed in service in the second quarter of 2005.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

7.	Long Term Debt

Long-term debt consisted of the following at December 31, 2004:

Promissory note payable to vendor in lieu of payment on administrative Claim, no accrued interest; bi monthly payments of $ 7,500, with final Payment of $ 25,638 by January 1, 2006	$90,637

Installment notes payable to various banks and finance companies, monthly payments of approximately $8,157 including interest, from 5.33% to 15%, secured by equipment	182,046

272,683
Less current maturities	(151,898)

$120,785

Future maturities of long-term debt are as follows:

Year ending December 31,
2005	$151,898
2006	37,741
2007	30,359
2008	30,693
2009	21,992

$272,683

8.	Income Taxes

Deferred tax assets and liabilities consist of the following at December 31, 2004:

2004
Net operating loss carryover	$18,630,000
Timing difference associated with allowance for doubtful accounts, accrued expenses and other items	1,259,000
Deferred tax asset valuation allowance	(19,889,000)

Deferred tax asset	—
Deferred tax liability	—

Net	$—

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

Income tax (expense) benefit consists of the following:

	2004	2003
Current:	$—	$—

Deferred:
Benefit of net operating loss carryover	884,000	545,000
Acquisition adjustment	4,484,000
Change in deferred tax asset valuation allowance	(5,368,000)	(545,000)

	$—	$—

The expected income tax benefit at the statutory tax rate differed from income taxes in the accompanying financial statements of operations as follows:

	Percentage of loss before income taxes
Statutory tax rate	35%	35%
State tax, net of federal benefit	4%	4%
Acquisition adjustment	198%	—
Change in deferred tax asset valuation allowance	(237)%	(39)%

Effective tax rate in accompanying statement of operations	0%	0%

The Company has net operating loss carryovers of approximately $42,600,000 at December 31, 2004. The net operating loss carryovers principally expire from 2018 through 2024.

9.	Related party transactions:

Material related party transactions that have been entered into by the Company that are not otherwise in these notes are summarized below:

Notes payable, related parties consisting of two notes payable to an entity controlled by the Company’s Chief Executive Officer (John Stanton) (also a principal stockholder) pursuant to revolving lines of credit secured by all of the assets of EarthFirst. Interest is at 10%. The amount outstanding at December 31, 2004, including interest was $6,672,519. The notes are payable on demand. Interest expense associated with notes payable, related party for the years ended December 31, 2004 and 2003 was $300,743 and $373,607, respectively. On February 4, 2004, $3,934,010 of amounts due under these notes were converted into 49,175,125 shares of the Company’s common stock. On August 20, 2004, $1,400,000 of amounts due under these notes were converted into 10,000,001 shares of the Company’s common stock. The conversion rate per share was determined under contracted terms based on a 20% discount of the closing bid price of the Company’s common stock, 20 business days prior to the conversion notice.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

Accrued bonuses payable to a related party formerly affiliated with EME and now a current shareholder of EFTI, in the amount of $715,122, are presented as current maturities of notes payable, related parties.

Also included in notes payable, related parties is a reimbursement due in the amount of $25,000.

The Company leases and rents the real property, building, and all other improvements located at 2515 E Hanna Avenue, Tampa, Florida 33610 from Hanna Properties Corp., a related party affiliated with the President of EME. This property consists of 29,680 sq. ft. of office space, 80,320 sq. ft. of warehouse space and 26,992 sq. ft. of garage and workshop space. Monthly rental including sales tax, but excluding real estate taxes and insurances is $52,133. This lease obligation was assumed pursuant to EME’s reorganization plan for a period of two years, at which time EarthFirst has the option to re-evaluate. This location is the corporate headquarters of EarthFirst Technologies Incorporated and its subsidiaries.

10.	Stockholders equity:

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

On January 30, 2004, the Company and WESCO entered into a separate agreement whereby in exchange for 70% of Holdings (bringing the Company’s ownership to 100% of this new joint venture holding company) the Company issued 15,000,000 shares of the Company’s stock in exchange for certain solid waste technology owned by WESCO (“Solid Waste”). This transaction was valued at the common stock trading market value of $0.12 per share on the date of the agreement.

Future stock issuances to the principals of WESCO contemplated under the agreement are as follows:

Upon sale of first 13 reactors	5 million common shares
Upon sale of 13 additional reactors	5 million common shares

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

Stock Options:

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

A summary of the status of the Company’s outstanding stock options as of December 31, 2004 and 2003, and the changes during the years ending on those dates, is presented below:

	Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2003	9,330,000	$.32
Options granted in 2003	—	—
Options expired in 2003	(80,000)	.28

Options outstanding, December 31, 2003	9,250,000	.32
Options granted in 2004	—	—
Options cancelled in 2004	(2,000,000)	1.00

Options outstanding, December 31, 2004, all of which are exercisable	7,250,000	$.13

The following table summarizes information for options outstanding and exercisable at December 31, 2004.

	Options Outstanding and Exercisable
Range of Prices	Number	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price
$ .05-.21	7,250,000	5.76 years	$.13

Weighted average grant date fair values are as follows:

	Number of Options	Exercise Price	Grant date fair value
Exercise price:
Equals market	6,783,800	$.12	$.12
Exceeds market	466,200	$.21	$.20
Less than market	—	$—	$—

	7,250,000

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

10.	Stockholders’ equity - (continued):

Common stock warrants:

There were no warrants granted during 2004 or 2003. During 2004, warrants to acquire 3,800,000 shares of common stock at $.40 per share expired.

Stock issuances for services:

During 2003, the Company issued shares of unregistered common stock to settle certain disputes. The shares issued have been valued at prices that approximate trading prices at the time of settlement.

11.	Segment reporting:

Effective with the Company’s acquisition of Electric Machinery Enterprises, Inc., the Company has identified its operating segments as research and development in the area of solid and liquid waste disposal, and contracting. Segment information for the twelve months ended December 31, 2004 is as follows:

	Waste Disposal	Contracting	Total
Revenue	$140,000	$15,174,892	$15,314,892
Cost of Sales		11,209,802	11,209,802

Gross Margin	140,000	3,965,090	4,105,090

Selling, General and Administrative	1,063,682	2,362,157	3,425,839
Research and Development	2,474,949	—	2,474,949

12.	Retirement Plan

EME adopted a 401(k) savings plan effective January 1, 1997. The Plan covers all employees who are at least 18 years of age with one or more years of service. There were no discretionary contributions for the years ended December 31, 2004 or 2003.

13.	Employee Stock Ownership Plan and Trust

On December 12, 2004, Electric Machinery Enterprises, Inc. (“EME”) terminated the EME Employee Stock Ownership Plan (the “Plan”). All employees who were not fully vested became 100% vested as of December 12, 2004. Participants of the Plan are to be distributed stock of EarthFirst Technologies, Inc. that is held in the EME Employee Stock Ownership Trust on their behalf. EME has no obligation for the repurchase of the stock distributed to the participants of the Plan because the shares are publicly traded and as such, there is a market available in which the participants may sell their shares.

14.	Loss per common share:

The following table reconciles the numerators and denominators of the basic and diluted net loss per share computations.

	Year Ended December 31,
	2004	2003
Net loss – (numerator)	(2,266,989)		(1,436,194)

Basic:
Weighted average shares outstanding (denominator)	264,319,455		186,936,602

Loss per common share – basic	$(0.01)		$(0.01)

Diluted:
Weighted average shares outstanding	264,319,455		186,936,602
Effect of dilutive options	—		—

Adjusted weighted average shares (denominator)	264,319,455		186,936,602

Loss per common share – diluted	$(0.01)	$	(0.01)

The effects of all stock options have been excluded from Common Stock equivalents because their effect would be anti-dilutive.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

15.	Commitments and Contingencies

Lease obligations:

The Company leases vehicles and certain other pieces of office equipment under noncancellable operating leases for periods up to four years. In addition, the Company conducts its operations in a facility leased from a related corporation owned by stockholders of Electric Machinery Enterprises, Inc.

The total rent expense for the twelve months ended December 31, 2004 was approximately $247,709, of which approximately $228,012 was for the facility leased from a related corporation.

Approximate future minimum rentals on noncancellable leases at December 31, 2004 are as follows:

Year ending December 31
2005	$733,226
2006	732,868

$1,466,094

Legal proceedings:

The Company is involved in litigation with Ruggero Maria Santilli (“Santilli”), The Institute for Basic Research, Inc. (IBR”), and Hadronic Press, Inc. (“Hadronic”) concerning certain aspects of the Company’s liquid waste technologies. The matters contemplated above will be referred to as the “Santilli Suit” and the “Hadronic Suit”. Hadronic claims to own the intellectual property rights to one or more aspects of the Company’s liquid waste technologies.

Management continues to believe that the Company owns all of the intellectual property rights necessary to commercialize and further develop its liquid and solid waste technologies without resorting to a license from any third parties.

During 2004, the Company has attempted to reach agreement with Santilli and his related parties to resolve the differences between the parties. As of this date, the parties are continuing their efforts to resolve their differences.

The litigation described above does not involve the technology the Company is developing in connection with its efforts for the processing of used automotive tires.

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

Included in the balance of Accrued expenses and other current liabilities is the Company’s estimate of the amount at which the matters contemplated above will ultimately be resolved. Approximately $1.1 million of the balance is attributable to the disputed matters contemplated above.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

16.	Quarterly information (unaudited):

	March	June	September	December
2004
Revenues	$15,000	$115,000	$3,376,936	$11,807,956
Net income (loss)	$(2,082,861)	$(436,844)	$(843,420)	$1,096,136
Earning (loss) per share, basic	$(.009)	$(.002)	$(.003)	$.004
Earning (loss) per share, diluted	$(.009)	$(.002)	$(.003)	$.004

	March	June	September	December
2003
Revenues	$—	$—	$—	$—
Net income (loss)	$(333,919)	$(427,971)	$(477,029)	$(497,275)
Earning (loss) per share	$(.00)	$(0.00)	$(.01)	$(.00)

Note that EME was acquired August 20, 2004.

17.	Subsequent Events

Subsequent to December 31, 2004, the Company’s principal shareholder converted the balance of related party debt to equity. This transaction was accomplished in March of 2005, and resulted in the issuance 189,393,210 restricted shares of common stock.

Subsequent to December 31, 2004, the Company completed the sale of the stock of EMEGC, a wholly owned subsidiary of EME. This transaction was consummated in March 2005. The sale price of $900,000 was applied directly to the balance outstanding to the secured creditor in EME’s reorganization plan.

On March 31, 2005, the Company closed on a of senior credit facility aggregating up to eight million dollars. Detailed information regarding the structure of the funding is included in the Company’s Form 8-K filing on April 6, 2005. The investor is New York based Laurus Master Fund, LTD, an institutional fund that specializes in direct investments to growing, small and micro-cap companies. The initial funding under the facility was approximately $6.6 million.

The Company plans to utilize approximately 50 percent of the facility to satisfy Plan of Reorganization obligations of its subsidiary, Electric Machinery Enterprises, Inc. The secured creditor has been completely satisfied through this financing. The remaining funds will be used for growth and working capital.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed by Aidman, Piser & Company, P.A. for professional services rendered for the audit of the Company’s annual financial statements for the years ended December 31, 2004 and 2003, the review of the financial statements included in the Company’s Forms 10-QSB and Forms 8K totaled $91,200 and $55,950 as follows:

	2004	2003
Audit fees	$66,850	$55,950
Audit-related fees	24,350	—
Tax fees	—	—
Other fees	—	—

	91,200	55,950