Form 10QSB
period 2005-03-31
EARTHFIRST TECHNOLOGIES INC
filed 2005-05-16
CIK 1056748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended – March 31, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 11, 2005: 491,413,360 shares $ .0001 par value common stock.

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

FORM 10-QSB

EARTHFIRST TECHNOLOGIES, INCORPORATED

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005 (Unaudited)	December 31, 2004
ASSETS
Current assets:
Cash	$6,639,765	$1,482,383
Accounts receivable – net	5,700,077	8,511,692
Cost and estimated earnings in excess of billings on uncompleted contracts	1,236,719	986,269
Inventory	1,391,827	1,400,635
Prepaid expenses and other current assets	223,519	75,034

Total current assets	15,191,907	12,456,013

Property and equipment, net	4,107,426	4,340,490
Investments – at cost	300,000
Intangible assets	15,323,152	15,323,152
Loan costs and discounts	390,290
Other assets	276,897	571,603

	$35,589,672	$32,691,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long term debt	$71,786	$151,898
Secured revolving note payable	2,600,000
Secured convertible term note payable	600,000
Liabilities subject to compromise		500,000
Liabilities not subject to compromise		1,850,000
Accounts payable and accrued expenses	4,804,583	6,111,140
Billings in excess of cost and estimated earnings on uncompleted contracts	1,742,696	1,047,565
Current maturities of notes payable, related parties		715,122

Total current liabilities	9,819,065	10,375,725

Secured revolving note payable, non current	1,000,000
Secured convertible term note payable, non current	2,400,000
Liabilities subject to compromise – non current	3,393,359	3,394,208
Liabilities not subject to compromise – non current		4,199,866
Other liabilities	959,400	1,081,802
Notes payable, related parties, less current maturities		6,697,519
Long term debt, less current maturities		120,785

Total liabilities	17,571,824	25,869,905
Majority interest	1,200,000	1,254,025
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, par value $.0001, 500,000,000 shares authorized, 491,413,360 shares and 301,770,150 shares issued and outstanding at March 31, 2005 and December 31, 2004	49,141	30,177
Additional paid-in capital	72,580,376	56,795,183
Accumulated deficit	(54,543,609)	(49,989,972)

	18,085,908	(6,835,388)
Less treasury stock (1,950,000 shares at cost)	(1,268,060)	(1,268,060)

Total stockholders’ equity:	16,817,848	5,567,328

	$35,589,672	$32,691,258

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
Revenue	$8,168,099	$15,000
Cost of sales	6,247,451

Gross profit	1,920,648	15,000

Selling, general and administrative expenses	1,203,087	137,915
Research and development expenses	193,327	1,908,547

Income (loss) from operations before reorganization item, income taxes and majority interest	524,234	(2,031,462)

Other income (expense):
Gain on extinguishment of debt, bankruptcy	2,178,568
Loss on disposal of assets	(3,031)
Miscellaneous income	33,294
Interest expense	(79,430)	(51,399)
Interest expense – beneficial conversion	(6,600,000)

Income (loss) before reorganization item, income taxes and majority interest	(3,946,365)	(2,082,861)

Reorganization item, professional fees related to bankruptcy and pursuit of claims	(323,661)

Loss before income taxes and majority interest	(4,270,026)	(2,082,861)

Income tax benefit	—	—

Loss before majority interest	(4,270,026)	(2,082,861)
Majority interest	(145,975)	—

Loss from continuing operations	(4,416,001)	(2,082,861)

Loss on disposal of discontinued operations	(137,636)

Net Loss	$(4,553,637)	$(2,082,861)

Net Loss per common share	$(.01)	$(.01)

Weighted average shares outstanding	379,734,581	227,479,823

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(UNAUDITED)

	2005	2004
Cash flows from operating activities:
Net income (loss)	$(4,553,637)	$(2,082,861)
Adjustments to reconcile net loss to net cash flows from operating activities:
Expenses funded through stock issuance		1,800,000
Beneficial conversion	6,600,000
Depreciation	77,342	2,245
Gain on cancellation of debt	(2,178,568)
Loss on disposal of discontinued operations	137,636
Loss on disposal of assets	18,086
Increase (decrease) in cash due to changes in:
Current assets	2,716,194
Current liabilities	(736,005)	862,591

Net cash flows from operating activities	2,081,048	581,975

Cash flows from investing activities:
Acquisition of property and equipment		(1,635,000)
Purchase of marketable securities	(300,000)

Net cash flows from investing activities	(300,000)	(1,635,000)

Cash flows from financing activities:
Proceeds from note payable, related party	1,791,516	1,049,496
Repayment of long-term debt	(2,896,077)
Proceeds from Laurus credit facility	4,480,895

Net cash flows from financing activities	3,376,334	1,049,496

Increase (decrease) in cash	5,157,382	(3,529)
Cash, beginning of period	1,482,383	3,529

Cash, end of period	$6,639,765	$—

Supplemental schedule of non-cash financing and investing activities:

During 2005, the Company:

•	Converted $9,204,157 of related party debt to 189,643,210 shares of common stock

•	Loan costs of $390,290 funded through proceeds of Laurus credit facility

•	Retired secured creditor in the amount of $1,676,967 through proceeds of Laurus credit facility

•	Reduced accounts payable in the amount of $51,848 through proceeds of Laurus credit facility

During 2004, the Company:

•	Converted $3,934,010 of related party debt to 49,175,125 shares of common stock

•	Converted $1,400,000 of related party debt to 10,000,001 shares of common stock

•	Issued 15,000,000 shares of common stock in acquisition of the remaining 30% interest in a joint venture, the principal asset of which consisted of approximately $1,800,000 of in progress research and development, which is required to be expensed immediately.

See notes to condensed consolidated financial statements.

•	Issued 40,000,000 shares of common stock in exchange for the stock of Electric Machinery Enterprises, Inc. having net assets as follows:

Cash	$3,174,317
Accounts receivable and other assets	11,460,476
Property and equipment	2,023,364
Other assets	390,289
Value of goodwill associated with acquisition	15,323,152
Accounts payable and other current liabilities	(6,540,682)
Related party borrowings	(4,199,926)
Liabilities subject to compromise	(14,540,195)
Majority interest in Cayman joint venture	(823,795)

Value of common stock issued	$6,267,000

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount
Balances, December 31, 2004	301,770,150	$30,177	$56,795,183	$(49,989,972)	$(1,268,060)	$5,567,328

Conversion of notes payable, related party to stock	189,643,210	18,964	9,185,193	—	—	9,204,157
Beneficial conversion			6,600,000			6,600,000
Net income	—	—	—	(4,553,637)	—	(4,553,637)

Balances March 31, 2005 (unaudited)	491,413,360	$49,141	$72,580,376	$(54,543,609)	$(1,268,060)	$16,817,848

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

1.	Nature of business, basis of presentation and summary of significant accounting policies:

Nature of business:

EarthFirst Technologies, Incorporated, a Florida Corporation formed in 1997, is a specialized holding company owning subsidiaries engaged in researching, developing and commercializing technologies for the production of alternative fuel sources and the destruction and/or remediation of liquid and solid waste, and in supplying electrical contracting services internationally.

The Company’s solid waste division, operated through World Environmental Solutions Company, Inc. (WESCO), a wholly owned subsidiary, remained focused on the demonstration and marketing of its first “Solid Waste Remediation Plant” in Mobile, Alabama. This unit is known as the “Catalytic Activated Vacuum Distillation Process (“CAVD”) Reactor”. This plant processes rubber tires extracting carbon and other raw materials for resale. This process efficiently disposes of the tires in an environmentally friendly way that allows raw materials from those waste products to be recycled and reused.

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

Through its Electric Machinery Enterprises, Inc. subsidiary (EME), the Company performs services as an electrical contractor and subcontractor in the construction of commercial and municipal projects primarily located in Florida and the Caribbean.

Basis of presentation:

The interim financial statements of EarthFirst Technologies, Incorporated and its subsidiaries (“EarthFirst” or the “Company”) that are included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations, although we believe the disclosures which have been made are adequate to make the information presented not misleading. In the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the periods presented. The interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-KSB for the year then ended. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

Variable Interest Entity:

During 2004, the Company entered into a joint venture to operate Peleme, Ltd. (an EME affiliated Cayman company) to perform work in the Cayman Islands. The Shareholder Agreement provides for EME’s 40% ownership interest; however, it entitles EME to 70% of the net profit of this project and EME is responsible for 100% of the financial support pursuant to the agreement. In accordance with SFAS Interpretation no. 46R, the Company has accounted for this investment as a variable interest entity and the accompanying financial statements include the assets and liabilities of Peleme and the majority interest in this entity. Accordingly, the joint venture financial statements have been combined with those of the Company.

Principles of Consolidation:

The financial statements include the consolidated accounts of EarthFirst Technologies Incorporated and all of its subsidiaries (including the variable interest entity discussed above) (collectively, the “Company”). All significant intercompany transactions and accounts have been eliminated.

Cash and cash equivalents:

Cash and cash equivalents are comprised of highly liquid instruments with original maturities of three months or less. The Company maintains its financial instruments in a variety of high-credit quality financial institutions. The cash balance includes no cash equivalents at March 31, 2005.

Accounts Receivable and Customer Concentrations:

Accounts receivable are customer obligations due under normal trade terms. Retainage on construction contracts, which aggregate $712,203 and are included in accounts receivable, are contractual obligations of the customer that are withheld from progress billings until project completion. The Company performs continuing credit evaluations of its customers’ financial condition and does not require collateral.

Senior management reviews receivables on a monthly basis to determine if any amounts may become uncollectible. Any contract receivable balances that are determined to be uncollectible, along with a general reserve, are included in the allowance for doubtful accounts. After all reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes the allowance for doubtful accounts of $200,000 is adequate as of March 31, 2005.

Accounts receivables from one customer accounted for 27% of the Company’s trade accounts receivable balance at March 31, 2005. In addition, revenues from this one customer represented approximately 73% of all offshore sales and approximately 45% of total sales in 2005. This Construction contract is performed in the Cayman Islands.

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

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

Income taxes:

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and federal income tax basis of assets and liabilities that will result in taxable income or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

Revenue recognition:

Revenues recognized from solid waste transactions during 2004 are the result of contracted monthly minimum draws against sales commissions on the products of a polymer manufacturing company, and the receipt of license fees granting the exclusive option to purchase total rights to the CAVD technology for use in certain geographical areas. License revenue is recognized upon receipt as there are no future obligations associated with such revenue. There are no revenues recognized from solid waste transactions during the quarter ended March 31, 2005.

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

Contract Claims

As of March 31, 2005 the Company has certain contracts and claims in various stages of negotiation, arbitration and litigation in the approximate amount of $9,000,000. The Company is attempting to resolve these matters, and expects to be successful in recovering these amounts. However, as in all matters in litigation, the outcome is not certain and amounts recovered, if any, could be materially different than expected. These amounts, which are not carried as assets on the balance sheet, will be recorded as revenue when such claims are settled.

Fair value of financial instruments:

At March 31, 2005, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and notes payable approximate fair value based either on the short term nature of the instruments or on the related interest rate approximating the current market rate.

In February of 2005, the Company purchased 7,500,000 shares of Hybrid Fuel Systems, Inc. common stock for $300,000. Thus far during calendar 2005, Hybrid Fuel’s shares have been trading at prices ranging from 40 to 90 cents per share. This investment is carried on the balance sheet at cost.

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates.

Net income (loss) per share:

The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding.

Diluted net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding plus potential dilutive securities (common stock options and warrants).

For the three months ended March 31, 2005 and 2004, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

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

2.	Laurus Credit Facility

On March 30, 2005, EarthFirst Technologies, Incorporated (the “Company”) entered into agreements with Laurus Master Funds, Ltd, a Cayman Islands corporation (“Laurus”), pursuant to which the Company sold convertible debt, an option and a warrant to purchase common stock of the Company to Laurus in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The securities being sold to Laurus include the following:

•	a secured convertible minimum borrowing note and a secured revolving note with an aggregate principal amount not to exceed $5,000,000;

•	a secured convertible term note with a principal amount of $3,000,000;

•	a common stock purchase warrant to purchase 11,162,790 shares of common stock of the Company, at a purchase price of $0.23 for the first 5,581,395 shares and $0.28 for any additional shares, exercisable for a period of seven years; and

•	an option to purchase 24,570,668 shares of common stock of the Company, at a purchase price equal to $0.01 per share, exercisable for a period of six years

At the closing of the foregoing financing from Laurus, on March 31, 2005, the Company received $3,000,000 in connection with the convertible term note. In addition, the Company is permitted to borrow an amount based upon its eligible accounts receivable and inventory, pursuant to the convertible minimum borrowing note and the revolving note. Accordingly at the closing, the Company received an additional $3,600,000 for an aggregate of $6,600,000 in financing from Laurus.

The Company must pay certain fees in the event the facility is terminated prior to expiration. The Company’s obligations under the notes are secured by all of the assets of the Company, including but not limited to inventory, accounts receivable and a pledge of the stock of Electric Machinery Enterprises, Inc., EarthFirst Resources, Inc., World Environmental Solutions Company, Inc., EarthFirst Investments, Inc., EM Enterprise Resources, Inc. and EME Modular Structures, Inc., the active subsidiaries of the Company. The notes mature on March 30, 2008. Annual interest on the convertible minimum borrowing note and the revolving note is equal to the “prime rate” published in The Wall Street Journal from time to time, plus 2.0%, provided, that, such annual rate of interest may not be less than 7.0%, subject to certain downward adjustments resulting from certain increases in the market price of the Company’s common stock. Annual interest on the convertible term note is equal to the “prime rate” published in The Wall Street Journal from time to time, plus 2.5%, subject to certain downward adjustments resulting from certain increases in the market price of the Company’s common stock.

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

The principal amount of the secured convertible term note is repayable at the rate of $100,000 per month together with accrued but unpaid interest, commencing on October 1, 2005. Such amounts may be paid, at the holder’s option (i) in cash with a 2% premium; or (ii) in shares of common stock, assuming the shares of common stock are registered under the Securities Act of 1933. If paid in shares of common stock the number of shares to be issued shall equal the total amount due, divided by $0.19. If the average closing price of the common stock for five consecutive trading days prior to an amortization date is equal to or greater than $.209, the Company may require the holder to convert into common stock an amount of principal, accrued interest and fees due under the term note equal to a maximum of 25% of the aggregate dollar trading volume of the common stock for the 22 consecutive trading days prior to a notice of conversion. The Company in cash may redeem the term note by paying the holder 125% of the principal amount, plus accrued interest during the first year of the note, 115% of the principal amount, plus accrued interest during the second year of the note and 110% of the principal amount, plus accrued interest thereafter. The holder of the term note may require the Company to convert all or a portion of the term note, together with interest and fees thereon at any time. The number of shares to be issued shall equal the total amount to be converted, divided by $0.19.

The principal amount of the secured convertible minimum borrowing note, together with accrued interest thereon is payable on April 1, 2005. The secured convertible minimum borrowing note may be redeemed by the Company in cash by paying the holder 103% of the principal amount, plus accrued interest during the first year of the note, 102% of the principal amount, plus accrued interest during the second year of the note and 101% of the principal amount, plus accrued interest thereafter. The holder of the term note may require the Company to convert all or a portion of the term note, together with interest and fees thereon at any time. The number of shares to be issued shall equal the total amount to be converted, divided by $0.19.

Upon an issuance of new shares of common stock below the fixed conversion price, the fixed conversion price of the notes will be reduced accordingly. The conversion price of the secured convertible notes may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution.

120% of the full principal amount of the convertible notes are due upon default under the terms of convertible notes. Laurus has contractually agreed to restrict its ability to convert the convertible notes would exceed the difference between the number of shares of common stock beneficially owned by the holder or issuable upon exercise of the warrant and the option held by such holder and 4.99% of the outstanding shares of common stock of the Company.

The Company is obligated to file a registration statement registering the resale of shares of the Company’s common stock issuable upon conversion of the convertible notes, exercise of the warrant and exercise of the option. If the registration statement is not filed by May 30, 2005, or

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

declared effective within 60 days thereafter, or if the registration is suspended other than as permitted, in the registration rights agreement between the Company and Laurus, the Company is obligated to pay Laurus certain fees and the obligations may be deemed to be in default.

The Company paid a fee at closing to Laurus Capital Management LLC, the manager of the Laurus Master Funds, Ltd., equal to 3.6% of the total maximum funds to be borrowed under the Company’s agreements with Laurus.

3.	Satisfaction of all Secured Debt

On March 31, 2005, with the closing of the Laurus Credit Facility, the Company was able to take advantage of discounts available through the approved reorganization plan for its wholly owned subsidiary, EME., and completely satisfy all remaining obligations associated with the secured debt, resulting in a gain on extinguishment of debt in the amount of $2,178,568.

4.	Sale of Subsidiary

On March 23, 2005, the Company closed on the sale of EM Enterprises General Contractors, Inc., a subsidiary of EME for $900,000. Pursuant to the “EMEGC Stock Sale Agreement, the transaction has been accounted for with an effective date of January 1, 2005. The proceeds of the sale went to the secured creditor as a part of accomplishing the satisfaction of the secured debt.

5.	Contracts in Progress

Uncompleted contracts are summarized as follows:

Costs incurred on uncompleted contracts	$10,293,454
Estimated earnings on uncompleted contracts	1,420,719

11,714,173
Less billings to date	(12,220,150)

$(505,977)

The components of this amount are included on the balance sheet under the following captions:

Costs and estimated earnings in excess of billings on Uncompleted contracts	$1,236,719
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,742,696)

$(505,977)

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

6.	Property, Plant and Equipment

Property, plant and equipment consisted of the following at March 31, 2005:

Land	$52,244
Buildings	1,267,139
Leasehold improvements	825,429
Equipment	2,080,767
Vehicles	902,705
Furniture, fixtures and other	150,898

5,279,182
Less accumulated depreciation	(3,416,893)

1,862,289
Construction in process	2,245,137

$4,107,426

Construction in process represents the costs of constructing the Company’s first CAVD reactor in Mobile, Alabama. This reactor is anticipated to be placed in service in the second quarter of 2005.

7.	Notes Payable / Credit Facility

Notes payable consisted of the following at March 31, 2005:

Promissory note payable to vendor in lieu of payment on administrative claim, no accrued interest; bi monthly payments of $7,500, with final payment of $25,638 by January 1, 2006		63,138

Installment notes payable to a bank and finance company, with Monthly payments of approximately $1,372 including interest monthly payments of approximately $8,157 including interest, from 5.33% to 15%, secured by equipment		8,648

		$71,786
Less current maturities		(71,786)

Notes payable – non-current portion	$	- 0 -

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

Credit facilities payable consisted of the following at March 31, 2005:

Secured Revolving Note, Laurus, including a Convertible Minimum Borrowing Note component of $ 1,000,000 secured by all of the assets of the Company, including but not limited to inventory, accounts receivable and a pledge of the stock of all of its subsidiaries, bearing interest at prime plus 2.0% (7.75% at March 31, 2005)	$3,600,000

Secured Convertible Term Note, Laurus, secured by all of the assets of the Company, including but not limited to inventory, accounts receivable and a pledge of the stock of all of its subsidiaries, due in 30 monthly installments of $100,000 plus interest at prime plus 2.5% (8.25% at March 31, 2005) commencing October 1, 2005	3,000 000

6,600,000
Less current maturities	(3,200,000)

Credit facilities payable – non-current	$3,400,000

Future maturities of notes payable are as follows:

Years ending March 31,
2005	$71,786
2006	- 0 -

$71,786

Future maturities of credit facilities payable are as follows:

Years ending March 31,
2005	$3,200,000
2006	1,200,000
2007	1,200,000
2008	1,000,000

$6.600.000

8.	EME Bankruptcy and Plan of Reorganization Obligations

On May 29, 2003, (“Petition Date”), Electric Machinery Enterprises, Inc. (the “Debtor”) filed a petition or relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida (“the Bankruptcy Court”). Under Chapter 11, certain claims against the debtor in existence prior to the filing of the petitions for relief under the Bankruptcy Code were stayed while the Debtor continued business operations as Debtor-In-Possession. The remaining balances of these claims as of March 31, 2005, are reflected in the balance sheet as liabilities subject to compromise and accounts payable.

The Plan of Reorganization (the “Plan”) filed on behalf of Electric Machinery Enterprises, Inc. was confirmed by the Bankruptcy Court on December 9, 2004. The plan provides for the restructure of debt, and orderly discharge of pre-petition priority and administrative claims. The restructured obligations under the Plan as of March 31, 2005 consisted of the following:

Administrative debt
Costs and legal expenses for the administration of the reorganization case	$197,989
Priority claims pre-petition
Federal and state priority tax claims	24,874
Unsecured debt
75% of liability from settlement of lawsuit	3,075,000
75% of pre-petition accounts payable	318,359

$3,616,222

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

The Plan of Reorganization Obligations are included in the balance sheet in the following categories:

Current liabilities:
Accounts payable and accrued expenses	$222,863
Liabilities subject to compromise – non current	3,393,359

$3,616,222

The administrative debt and priority claims are to be paid out of normal operations and are anticipated to be paid within the year. The settlement amount of $3,075,000, included in unsecured debt can be paid off for $2,275,000 if paid within one year. The intent of management is to discount this amount further, and pay it off as quickly as possible. The pre-petition accounts payable required a $500,000 payment to the bankruptcy trustee in January 2005, which was made, with the balance paid off as quickly as possible; however there are no specific payment terms beyond this $500,000.

8.	Commitments and Contingencies

Lease obligations:

The Company leases vehicles under noncancellable operating leases for periods up to four years. In addition, the Company conducts its operations in a facility leased from a related corporation owned by stockholders of Electric Machinery Enterprises, Inc.

The total rent expense for the three months ended March 31, 2005 was approximately $173,762, of which approximately $166,262 was for the facility leased from a related corporation.

Approximate future minimum rentals on noncancellable leases at March 31, 2005 are as follows:

Year ending March 31,
2005	$733,226
2006	559,106

$1,292,332

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

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

9.	Retirement Plan

The Company adopted a 401(k) savings plan effective January 1, 1997. The Plan covers all employees who are at least 18 years of age with one or more years of service. The Company did not make any discretionary contributions for the three months ended March 31, 2005 or 2004.

10.	Employee Stock Ownership Plan and Trust

On December 12, 2004, Electric Machinery Enterprises, Inc. (“EME”) terminated the EME Employee Stock Ownership Plan (the “Plan”). All employees who were not fully vested

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

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

11.	Variable Interest Entity

During 2004, the Company entered into a joint venture to operate Peleme, Ltd. (a Cayman company) to perform work in the Cayman Islands. The Shareholder Agreement provides for EME’s 40% ownership interest; however, it entitles Electric Machinery to 70% of the net profit of this project and EME is responsible for 100% of the financial support pursuant to the agreement.

12.	Related party transactions:

Material related party transactions that have been entered into by the Company that are not otherwise in these notes are summarized below:

Notes payable, related parties consisted of two notes payable to an entity controlled by the Company’s Chief Executive Officer (John Stanton) (also a principal stockholder) pursuant to revolving lines of credit secured by all of the assets of EarthFirst.

On February 23, 2005, the entire remaining balance of amounts due under these notes in the amount of $9,204,157 was converted into 189,643,210 shares of the Company’s common stock. As of March 31, 2005 there are no remaining amounts due to related parties.

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

13.	Stockholders equity:

On April 29, 2005, the Company filed schedule 14c preliminary information statement to inform the stockholders of record that the Articles of Incorporation are going to be amended restating the authorized limit of common stock the Company may issue from 500,000,000 to 750,000,000 shares.

On January 26, 2004, the Company finalized a letter of understanding (“LOU”) with World Environmental Solutions Company, LLC (“WESCO”), Harmony, LLC and Turner Industries (“Harmony/Turner”) wherein the Company agreed to form a new LLC (“Holdings”) to

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

commercialize certain Solid Waste Technology. Pursuant to the LOU, Holdings agreed to fund $50,000 in engineering costs and provide management and expertise to create an operational plant. The agreement further specifies that Harmony, LLC and Turner Industries (Company whose Chairman is related to the President of the Company) agree to a cost plus construction contract to build the Solid Waste Remediation Plant and to maintain the capability to build four additional plants in the near term with a total of 43 plants projected within a 5 year period.

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

Upon sale of first 13 reactors	5 million common shares
Upon sale of 13 additional reactors	5 million common shares

14.	Subsequent Events

On April 29, 2005, the Company filed Schedule 14C, preliminary information statement in connection with certain actions to be taken pursuant to the written consent of the stockholders of the Company holding a majority of the outstanding shares of common stock in lieu of a special meeting.

This information statement was filed for the purpose of amending the articles of incorporation to increase the number of authorized shares of common stock to 750,000,000.

15.	Management’s plans regarding liquidity and capital resources:

The Company has experienced recurring net losses since its inception and, as such, experienced negative operating cash flows through most of 2004. The Company has historically funded these negative operating cash flows with proceeds from sales of common and preferred stock, as well as notes and convertible debentures payable.

In December 2000 and again in January 2003, the Company entered into multiple revolving line of credit promissory notes with entities related to the Company’s Chief Executive Officer, secured by all of the assets of the Company. Each revolving note was a demand loan, which meant that the lender could demand full repayment of the loan at any time. The promissory notes related to each revolving line of credit merely provided for a loan up to a stated amount. There was no obligation on the part of the related party to make any loans pursuant to these agreements if the loan balance was less than the stated amount. There was no obligation on the part of the related parties to make any additional loans.

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

Historically, the related party lender has periodically agreed to convert portions of the loan balances into shares of the Company’s common stock. During 2004, the related party converted $5,334,010 of these notes into shares of the Company’s common stock.

As of December 31, 2004, the Company owed $6,672,519 pursuant to these agreements. Subsequent to December 31, 2004, additional loans were made under these notes to help secure the outcome of the reorganization of EME. On February 23, 2005 the full balance of notes payable to related parties was converted into 189,643,210 shares of the Company’s common stock.

Since the acquisition of EME in August of 2004, the Company is no longer experiencing negative operating cash flows. Working capital as of March 31, 2005 was approximately $5.3 million and stockholders equity was approximately $16.8 million.

The Company generated a net income in the fourth quarter of 2004 of $1,096,136, and a net operating profit of $524,234 in the first quarter of 2005. Although the statement of operations for the three months ended March 31, 2005 reflects a net loss of $4,553,637, cash flows from operations were $2,081,048.

On March 30, 2005, the Company closed an agreement with Laurus Funds on a senior credit facility aggregating up to $8 million. The initial funding under this agreement was $6.6 million. This transaction allowed the Company to take advantage of discounts relative to the settlement of the secured debt in EME’s bankruptcy, as well as provide working capital. Generally Accepted Accounting Principles require the convertible features of this financing and the options and warrants that accompany it to be recorded as a non-cash expense in the current period. The net effect of this accounting is to record a charge to earnings in the amount of $6,600,000.

As a result of the completion of the various undertakings of 2004, the acquisition of WESCO, the completion of the CAVD plant in Mobile, Alabama, the acquisition and reorganization of EME, and the subsequent financing in 2005, the Company does not anticipate any additional loans from the related parties referred to above.

The Company believes that through aggressive management of the resources within the Company and the funding obtained through the Laurus credit facility, the opportunities developed over the past few years are becoming available in a real sense.

Electrical contracting through EME provides a strong revenue stream for funding future growth in all phases of the business. EME has been in business for over 75 years and has historically been profitable. The EarthFirst management team coupled with the years of experience embedded in the operations of EME provides potential for a solid consistent company. Profitability is being improved by the introduction of enhanced technology in the bidding process as well as a timelier monitoring of job progress as work is performed. More efficient data gathering and processing are providing better information through improved internal reporting models, affording management better information for decision making.

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

EME has also developed a strategy to enter the residential marketplace as an electrical contractor. It is anticipated that EME may have certain competitive advantages that may allow it to successfully operate profitably in this market. These services are currently being offered on a small scale to prove the economic viability of this endeavor.

The hurricane season of 2004, as unfortunate as it was, is providing a large expanse of work opportunity in the Caribbean islands. EME has a long history of providing services in these geographical areas, and management believes this will be a very strong segment of the Company’s business for several years.

The Company is also evaluating potential target acquisitions with strong synergies in the electrical contracting business. Management wants to bring a higher level of service to customers to not only solidify relationships, but to create a win win scenario of better service at better prices. This will be accomplished through the Company’s ability to assist with the design of the construction projects, rather than just the installation.

These strategies will afford stability to the electrical contracting business that is anticipated to help to expand the efforts in the commercialization of the solid and liquid waste technologies. Several licenses were sold and letters of intent signed during 2004 setting the stage for the CAVD technology during 2005.

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

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

The Letters of Intent with both EarthClean Energy and San Vision Technology are dependant upon completed carbon sales contracts by the Company.

Based upon extensive work with significant companies in the carpet industry, EFTI is confident that the carpet industry will be a large market for the carbon by-product of the CAVD process.

Our technology is gaining acceptance in areas where the sale of the carbon is becoming less important, and the benefit of destroying and / or converting the waste streams into usable by-products without contaminating the environment, is becoming more important.

While management is confident that the above agreements and market opportunities will materialize, there can be no assurances.

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

Catalytic Activated Vacuum Distillation Process (“CAVD”) Reactors

EarthFirst developed the Catalytic Activated Vacuum Distillation Process Reactor. The CAVD Reactor offers a unique solution to the problem of disposing of harmful solid wastes in and environmentally friendly manner and allows raw materials from the wastes to be recycled and reused.

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

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

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

The financial viability of the CAVD Reactor for use in processing used tires appears contingent upon the successful sale of the carbon recovered. We believe that approximately 80% of the value of the raw materials recovered from the CAVD Reactor is attributable to the carbon. It is expected that the steel recovered from the process will be sold for scrap and the oil recovered can be used as an industrial oil or other fuel. Optimal operation of the CAVD Reactor may include the use of a generator with the reactor which can utilize the gas produced from the processing to produce electricity that can be both used by the operator of the reactor and additional electricity sold to the electrical grid.

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

The carbon recovered through the CAVD Reactor is rapidly gaining acceptance with potential end users as a polymer. We believe that the carbon has unique qualities that may ultimately enable its acceptance as a substitute for certain high-end polymers currently being used in addition to use in the more traditional roles currently being explored.

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

The Company has several letters of intent with unrelated entities to license the technology for CAVD Reactors. Based upon our experiences thus far, we expect that there is considerable interest in the CAVD Reactor from potential users. We believe that delays in the creation of definitive agreements with the end users of the CAVD Reactors have centered around the evaluation of the financial viability of the alternative uses of the carbon product recovered from the process. In addition to the efforts described above, the Company is also seeking to work with one or more nationally recognized scientific and technology enterprises to further commercialize the technology for the CAVD Reactor for additional uses. It is expected that such an arrangement could allow our technology to gain immediate credibility in the marketplace with both a variety of potential end users of the CAVD Reactors as well as the end users of carbon products recovered in the process. It is envisioned that joint efforts would include work on adapting the CAVD Reactors to process other solid waste streams such as municipal solid wastes, animal remains, and certain types of industrial waste products.

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

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

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

EME was profitable in the fourth quarter of 2004 and the first quarter of 2005. Accordingly, we are optimistic about the prospects for EME’s future profitability and believe its recent emergence from the jurisdiction of the Bankruptcy Court will enable it to obtain contracts that may previously have not been available.

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

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004.

Revenues for the three month period ending March 31, 2005 exceeded those of 2004 by $8,153,099. These revenues are a result of consolidating the financial statements with the new subsidiary of EME. Revenues for the three months ended March 31, 2004 were comprised of commissions pertaining to representing a polymer manufacturing company

Selling, general and administrative expenses for the three-month period ending March 31, 2005 increased by $1,065,172, from $137,915 in the prior year, to $1,203,087 in the current period, or an increase of approximately 773% compared to the three-month period ending March 31, 2004.

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

Research and development expenses decreased from $1,908,547 in the three months ended March 31, 2004 to $193,327 in the three months ended March 31, 2005 or a 90% decrease for the three-month period.

This decrease is attributable primarily to the premium paid over hard costs as “In progress Research and Development” in the amount of $1,800,000 in January 2004, associated with the acquisition of the balance of WESCO Holdings LLC. As “In progress Research and Development” this premium was expensed rather than capitalized. This is a non-recurring expenditure.

Income from operations increased by $2,555,696 from a loss for the three months ended March 31, 2004 of $2,031,462, to a profit of $ 524,234 for the three months ended March 31, 2005. This increase is due to the results of operations from the consolidated subsidiary of EME.

During the quarter ending March 31, 2005, the Company realized a gain on cancellation of debt in the amount of $2,178,568 attributable to the settlement of the secured creditor in EME’s plan of reorganization. The Company did not realize any gain on cancellation of debt during the three month ending March 31, 2004.

Interest expense increased from $51,399 for the three-month period ended March 31, 2004 to $79,430 for the three months ended March 31, 2005, an increase of approximately 15.29%. This increase in interest expense is due primarily to payments made prior to settlement of the secured creditor, in accordance with EME’s plan of reorganization.

Interest expense – beneficial conversion is an accounting charge recorded during the three months ended March 31, 2005 relative to the beneficial conversion features of the Laurus credit facility. This is a one time non-cash charge against the current period based on a fair valuation of the intrinsic value of the conversion features of the debt, and the value of the options and warrants granted at the same time. There were no similar charges recorded for the three month period ended March 31, 2004.

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

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

In December 2000 and again in January 2003, the Company entered into multiple revolving line of credit promissory notes with entities related to the Company’s Chief Executive Officer, secured by all of the assets of the Company. Each revolving note was a demand loan, which meant that the lender could demand full repayment of the loan at any time. The promissory notes related to each revolving line of credit merely provided for a loan up to a stated amount. There was no obligation on the part of the related party to make any loans pursuant to these agreements if the loan balance was less than the stated amount. There was no obligation on the part of the related parties to make any additional loans.

Historically, the related party lender has periodically agreed to convert portions of the loan balances into shares of the Company’s common stock. During 2004, the related party converted $5,334,010 of these notes into shares of the Company’s common stock.

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

As of December 31, 2004, the Company owed $6,672,519 pursuant to these agreements. Subsequent to December 31, 2004, additional loans were made under these notes to help secure the outcome of the reorganization of EME. On February 23, 2005 the full balance of notes payable to related parties was converted into 189,643,210 shares of the Company’s common stock.

Since the acquisition of EME in August of 2004, the Company is no longer experiencing negative operating cash flows. Working capital as of March 31, 2005 was approximately $5.3 million and stockholders equity was approximately $16.8 million.

The Company generated a net income in the fourth quarter of 2004 of $1,096,136, and a net operating profit of $524,234 in the first quarter of 2005. Although the statement of operations for the three months ended March 31, 2005 reflects a net loss of $4,553,637, cash flows from operations were $2,081,048.

On March 30, 2005, the Company closed an agreement with Laurus Funds on a senior credit facility aggregating up to $8 million. The initial funding under this agreement was $6.6 million. This transaction allowed the Company to take advantage of discounts relative to the settlement of the secured debt in EME’s bankruptcy, as well as provide working capital. Generally Accepted Accounting Principles require the convertible features of this financing and the options and warrants that accompany it to be recorded as a non-cash expense in the current period. The net effect of this accounting is to record a charge to earnings in the amount of $6,600,000.

As a result of the completion of the various undertakings of 2004, the acquisition of WESCO, the completion of the CAVD plant in Mobile, Alabama, the acquisition and reorganization of EME, and the subsequent financing in 2005, the Company does not anticipate any additional loans from the related parties referred to above.

The Company believes that through aggressive management of the resources within the Company and the funding obtained through the Laurus credit facility, the opportunities developed over the past few years are becoming available in a real sense.

Electrical contracting through EME provides a strong revenue stream for funding future growth in all phases of the business. EME has been in business for over 75 years and has historically been profitable. The EarthFirst management team coupled with the years of experience embedded in the operations of EME provides potential for a solid consistent company. Profitability is being improved by the introduction of enhanced technology in the bidding process as well as a timelier monitoring of job progress as work is performed. More efficient data gathering and processing are providing better information through improved internal reporting models, affording management better information for decision making.

EME has also developed a strategy to enter the residential marketplace as an electrical contractor. It is anticipated that EME may have certain competitive advantages that may allow it to successfully operate profitably in this market. These services are currently being offered on a small scale to prove the economic viability of this endeavor.

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

The hurricane season of 2004, as unfortunate as it was, is providing a large expanse of work opportunity in the Caribbean islands. EME has a long history of providing services in these geographical areas, and management believes this will be a very strong segment of the Company’s business for several years.

The Company is also evaluating potential target acquisitions with strong synergies in the electrical contracting business. Management wants to bring a higher level of service to customers to not only solidify relationships, but to create a win win scenario of better service at better prices. This will be accomplished through the Company’s ability to assist with the design of the construction projects, rather than just the installation.

These strategies will afford stability to the electrical contracting business that is anticipated to help to expand the efforts in the commercialization of the solid and liquid waste technologies. Several licenses were sold and letters of intent signed during 2004 setting the stage for the CAVD technology during 2005.

During the twelve months ended December 31, 2004, the Company received $100,000 from PEPER Holdings, LLC (PEPER), for a License Contract providing PEPER to secure the exclusive territory of Ciudad Juarez, Chihuahua, Mexico for 18 months, and the city of Guadalajara, Jalisco, Mexico for 6 months. During this period, PEPER intends to initiate construction of Catalytic Activated Vacuum Distillation (CAVD) plants that process rubber tire chips into usable energy products. The period of the exclusivity allows for environmental, political, and financial details to be finalized by PEPER. PEPER will purchase the plants from EFTI and own the plants. EFTI will receive a 15% royalty based on gross profit and a technical support contract for continuing services during the life of the plant. The plants will be built by Harmony, LLC, a Turner Industries company that built the operating plant in Mobile, Alabama.

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

The Letters of Intent with both EarthClean Energy and San Vision Technology are dependant upon completed carbon sales contracts by the Company.

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

Based upon extensive work with significant companies in the carpet industry, EFTI is confident that the carpet industry will be a large market for the carbon by-product of the CAVD process.

Our technology is gaining acceptance in areas where the sale of the carbon is becoming less important and the benefit of destroying and / or converting the waste streams into usable by-products without contaminating the environment, is becoming more important.

While management is confident that the above agreements and market opportunities will materialize, there can be no assurances.

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

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

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

Impairment of Goodwill and Long-Lived Assets: In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company reviews its non-amortizable long-lived assets, including intangible assets and goodwill for impairment annually, or sooner whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. Other depreciable or amortizable assets are reviewed when indications of impairment exist. Upon such an occurrence, recoverability of these assets is determined as follows. For long-lived assets that are held for use, the Company compares the forecasted undiscounted net cash flows to the carrying amount. If the longlived asset is determined to be unable to recover the carrying amount, than it is written down to fair value. For long-lived assets held for sale, assets are written down to fair value. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending upon the nature or the assets. Intangibles with indefinite lives are tested by comparing their carrying amounts to fair value. Impairment within goodwill is tested using a two step method. The first step is to compare the fair value of the reporting unit to its book value, including goodwill. If the fair value of the unit is less than its book value, the Company than determines the implied fair value of goodwill by deducting the fair value of the reporting unit’s net assets from the fair value of the reporting unit. If the book value of goodwill is greater than its implied fair value, the Company writes down goodwill to its implied fair value. The Company’s goodwill relates to the acquisition of Electric Machinery Enterprises, Inc.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” The statement amends Accounting Research Bulletin (“ARB”) No. 43. “Inventory pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. ARB No. 43 previously stated that these costs must be “so abnormal as to require treatment as current-period charges.” SFAS No. 151 requires that those items are recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overhead to the costs of conversion is based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for fiscal years beginning after the issue date of the statement. The adoption of SFAS No. 151 is not expected to have any significant impact on the Company’s current financial condition or results of operations.

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: As of March 31, 2005, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(d) and 15d-15(d) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

Changes in internal controls: There were no changes in the Company’s internal controls over financial reporting, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 30, 2005, EarthFirst Technologies, Incorporated (the “Company”) entered into agreements with Laurus Master Funds, Ltd, a Cayman Islands corporation (“Laurus”), pursuant to which the Company sold convertible debt, an option and a warrant to purchase common stock of the Company to Laurus in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The securities being sold to Laurus include the following:

•	a secured convertible minimum borrowing note and a secured revolving note with an aggregate principal amount not to exceed $5,000,000;

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

•	a secured convertible term note with a principal amount of $3,000,000;

•	a common stock purchase warrant to purchase 11,162,790 shares of common stock of the Company, at a purchase price of $0.23 for the first 5,581,395 shares and $0.28 for any additional shares, exercisable for a period of seven years; and

•	an option to purchase 24,570,668 shares of common stock of the Company, at a purchase price equal to $0.01 per share, exercisable for a period of six years

At the closing of the foregoing financing from Laurus, on March 31, 2005, the Company received $3,000,000 in connection with the convertible term note. In addition, the Company is permitted to borrow an amount based upon its eligible accounts receivable and inventory, pursuant to the convertible minimum borrowing note and the revolving note. Accordingly at the closing, the Company received an additional $3,600,000 for an aggregate of $6,600,000 in financing from Laurus.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There have not been any defaults on any senior Securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Security Holders of the Company for a vote during the three months ended March 31, 2005.

ITEM 5. OTHER INFORMATION

The Company has no other information to report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302

31.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350(*)

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350(*)

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request

(b)	Reports on Form 8-K (incorporated by reference)

On April 6, 2005 the Company filed Form 8-K with the Securities and Exchange Commission in which it reported under Item 1.01 the agreements entered into with Laurus Master Funds, Ltd. whereby the Company sold convertible debt, an option and a warrant to purchase common stock of the Company in a private offereing pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

(c)	Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EarthFirst Technologies, Incorporated

(Registrant)

Date: May 16, 2005

	By:	/s/ Leon H. Toups
Leon H. Toups,
Chief Executive Officer and President