Form 10-Q
period 2005-06-30
EARTHFIRST TECHNOLOGIES INC
filed 2005-08-15
CIK 1056748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended – June 30, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 8, 2005: 515,046,693 shares $ .0001 par value common stock.

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

FORM 10-QSB

EARTHFIRST TECHNOLOGIES, INCORPORATED

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005 (Unaudited)	December 31, 2004
ASSETS
Current assets:
Cash	$2,278,015	$1,482,383
Accounts receivable – net	8,015,866	8,511,692
Cost and estimated earnings in excess of billings on uncompleted contracts	582,196	986,269
Inventory	1,351,835	1,400,635
Prepaid expenses and other current assets	55,975	75,034

Total current assets	12,283,887	12,456,013

Property and equipment, net	4,436,241	4,340,490
Investment in unconsolidated affiliates	919,914
Intangible assets	15,323,152	15,323,152
Loan costs and discounts	729,202
Other assets	456,846	571,603

	$34,149,242	$32,691,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long term debt	$57,338	$151,898
Secured revolving note payable	3,973,038
Secured convertible term note payable	900,000
Plan of reorganization obligations, current	97,614	2,350,000
Accounts payable and accrued expenses	3,463,433	6,111,140
Billings in excess of cost and estimated earnings on uncompleted contracts	1,128,327	1,047,565
Current maturities of notes payable, related parties		715,122

Total current liabilities	9,619,750	10,375,725

Secured revolving note payable, non current	1,000,000
Secured convertible term note payable, non current	2,100,000
Plan of reorganization obligations, non current		7,594,074
Other liabilities	952,502	1,081,802
Notes payable, related parties, less current maturities		6,697,519
Long term debt, less current maturities		120,785

Total liabilities	13,672,252	25,869,905

Majority interest	1,962,533	1,254,025
Commitments and contingencies (Note 9)	—	—

Stockholders’ equity:
Common stock, par value $.0001, 750,000,000 shares authorized, 496,046,693 shares and 301,770,150 shares issued and outstanding at June 30, 2005 and December 31, 2004	49,604	30,177
Additional paid-in capital	73,274,913	56,795,183
Accumulated deficit	(53,542,000)	(49,989,972)

	19,782,517	(6,835,388)
Less treasury stock (1,950,000 shares at cost)	(1,268,060)	(1,268,060)

Total stockholders’ equity:	18,514,457	5,567,328

	$34,149,242	$32,691,258

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND THE SIX MONTHS ENDED

JUNE 30, 2005 AND 2004

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	$9,753,062	$115,000	$17,921,161	$130,000
Cost of sales	6,377,002		12,624,453

Gross profit	3,376,060	115,000	5,296,708	130,000

Selling, general and administrative expenses	2,036,095	263,890	3,239,182	401,804
Research and development expenses	127,324	233,397	320,651	2,141,944

Income (loss) from operations before reorganization item, income taxes and majority interest	1,212,641	(382,287)	1,736,875	(2,413,748)

Other income (expense):
Gain on extinguishment of debt, bankruptcy	1,804,739		3,983,307
Gain on disposal of assets	9,700		6,669
Miscellaneous income	135,017		168,311
Interest expense	(108,852)	(54,557)	(188,282)	(105,955)
Interest expense – beneficial conversion			(6,600,000)
Equity in loss of unconsolidated affiliates	(130,086)		(130,086)

Income (loss) before reorganization item, income taxes and majority interest	2,923,159	(436,844)	(1,023,206)	(2,519,703)
Reorganization item, professional fees related to bankruptcy and pursuit of claims	(1,109,017)		(1,432,678)

Income (loss) before income taxes and majority interest	1,814,142	(436,844)	(2,455,884)	(2,519,703)
Provision for income taxes

Income (loss) before majority interest	1,814,142	(436,844)	(2,455,884)	(2,519,703)
Majority interest	(812,533)		(958,508)

Income (loss) from continuing operations	1,001,609	(436,844)	(3,414,392)	(2,519,703)

Loss on disposal of discontinued operations			(137,636)

Net Income (loss)	1,001,609	(436,844)	$(3,552,028)	$(2,519.703)

Net Income (loss) per common share	$.002	$(.002)	$(.001)	$(.002)

Weighted average shares outstanding	491,922,517	251,770,149	436,138,461	242,230,977

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(UNAUDITED)

	2005	2004
Cash flows from operating activities:
Net income (loss)	$(3,552,028)	$(2,519,703)
Adjustments to reconcile net loss to net cash flows from operating activities:
Expenses funded through stock issuance	695,000	1,800,000
Beneficial conversion	6,600,000
Depreciation and amortization	142,416	4,490
Gain on cancellation of debt	(3,983,307)
Equity in loss of unconsolidated affiliates	130,086
Loss on disposal of discontinued operations	137,636
Gain on disposal of assets	(6,669)
Increase (decrease) in cash due to changes in:
Current assets	(967,758)
Current liabilities	(415,117)	1,012,560

Net cash flows from operating activities	(1,219,741)	297,347

Cash flows from investing activities:
Acquisition of property and equipment	(178,545)	(2,045,850)
Purchase of investments in unconsolidated affiliates	(1,050,000)

Net cash flows from investing activities	(1,228,545)	(2,045,850)

Cash flows from financing activities:
Proceeds from note payable, related party	1,791,516	1,744,974
Repayment of long-term debt	(6,520,636)
Proceeds from Laurus credit facility	7,973,038

Net cash flows from financing activities	3,243,918	1,744,974

Increase (decrease) in cash	795,632	(3,529)
Cash, beginning of period	1,482,383	3,529

Cash, end of period	$2,278,015	$—

Supplemental schedule of non-cash financing and investing activities:

During 2005, the Company:

•	Converted $9,204,157 of related party debt to 189,643,210 shares of common stock

•	Loan costs of $390,290 funded through proceeds of Laurus credit facility

•	Retired secured creditor in the amount of $1,676,967 through proceeds of Laurus credit facility

•	Reduced accounts payable in the amount of $51,848 through proceeds of Laurus credit facility

During 2004, the Company:

•	Converted $3,934,010 of related party debt to 49,175,125 shares of common stock

•	Converted $1,400,000 of related party debt to 10,000,001 shares of common stock

•	Issued 15,000,000 shares of common stock in acquisition of the remaining 30% interest in a joint venture, the principal asset of which consisted of approximately $1,800,000 of in progress research and development, which is required to be expensed immediately.

See notes to condensed consolidated financial statements.

•	Issued 40,000,000 shares of common stock in exchange for the stock of Electric Machinery Enterprises, Inc. having net assets as follows:

Cash	$3,174,317
Accounts receivable and other assets	11,460,476
Property and equipment	2,023,364
Other assets	390,289
Value of goodwill associated with acquisition	15,323,152
Accounts payable and other current liabilities	(6,540,682)
Related party borrowings	(4,199,926)
Liabilities subject to compromise	(14,540,195)
Majority interest in Cayman joint venture	(823,795)

Value of common stock issued	$6,267,000

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2005

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount
Balances, December 31, 2004	301,770,150	$30,177	$56,795,183	$(49,989,972)	$(1,268,060)	$5,567,328
Conversion of notes payable, related party to stock	189,643,210	18,964	9,185,193	—	—	9,204,157
Beneficial conversion			6,600,000	—	—	6,600,000
Stock issued for professional services	4,633,333	463	694,537	—	—	695,000
Net loss	—	—	—	(3,552,028)	—	(3,552,028)

Balances June 30, 2005 (unaudited)	496,046,693	$49,604	$73,274,913	$(53,542,000)	$(1,268,060)	$18,514,457

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

1.	Nature of business, basis of presentation and summary of significant accounting policies:

Nature of business:

EarthFirst Technologies, Incorporated, a Florida Corporation formed in 1997, is a specialized holding company owning subsidiaries engaged in developing and commercializing technologies for the production of alternative fuel sources and the destruction and/or remediation of liquid and solid waste, and in supplying electrical contracting services internationally.

The Company’s solid waste division, operated through World Environmental Solutions Company, Inc. (WESCO), a wholly owned subsidiary, remained focused on the commercialization of its “Solid Waste Remediation Plant” in Mobile, Alabama. This unit is known as the “Catalytic Activated Vacuum Distillation Process (“CAVD”) Reactor”. This plant processes rubber tires extracting carbon and other raw materials for resale. This process efficiently disposes of the tires in an environmentally compliant manner that allows raw materials from those waste products to be recycled and reused.

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

Through its Electric Machinery Enterprises, Inc. subsidiary (EME), the Company performs services as an electrical contractor and subcontractor in the construction of commercial and municipal projects primarily located in Florida and the Caribbean. Virtually all of the Company’s revenues at this time result from the EME operation.

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

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

Variable Interest Entity:

During 2004, the Company entered into a joint venture to operate Peleme, Ltd. (an EME affiliated Cayman company) to perform work in the Cayman Islands. The Shareholder Agreement provides for EME’s 40% ownership interest; however, it entitles EME to 70% of the net profit of this project and EME is responsible for 100% of the financial support pursuant to the agreement. In accordance with SFAS Interpretation no. 46R, the Company has accounted for this investment as a variable interest entity and the accompanying financial statements include the assets and liabilities of Peleme and the majority interest in this entity. Accordingly, the joint venture financial statements have been combined with those of the Company. Further, although organized in the Cayman’s, Peleme’s functional currency is in U.S. Dollars. All invoices are billed in U.S. Dollars and substantially all invoices paid in U.S. Dollars.

Principles of Consolidation:

The financial statements include the consolidated accounts of EarthFirst Technologies Incorporated and all of its subsidiaries (including the variable interest entity discussed above) (collectively, the “Company”). All significant intercompany transactions and accounts have been eliminated.

Cash and cash equivalents:

Cash and cash equivalents are comprised of highly liquid instruments with original maturities of three months or less. The Company maintains its financial instruments in a variety of high-credit quality financial institutions. The cash balance includes no cash equivalents at June 30, 2005.

Accounts Receivable and Customer Concentrations:

Accounts receivable are customer obligations due under normal trade terms. Retainage on construction contracts, which aggregate $1,032,692 and are included in accounts receivable, are contractual obligations of the customer that are withheld from progress billings until project completion, generally collected within one year. The Company performs continuing credit evaluations of its customers’ financial condition and does not require collateral.

Senior management reviews receivables on a weekly basis to determine if any amounts may become uncollectible. Any contract receivable balances that are determined to be uncollectible, along with a general reserve, are included in the allowance for doubtful accounts. After all reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes the allowance for doubtful accounts of $200,000 is adequate as of June 30, 2005.

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

Accounts receivables from one customer accounted for 31% of the Company’s trade accounts receivable balance at June 30, 2005. In addition, revenues from this one customer represented approximately 73% of all offshore sales and approximately 46% of total sales in 2005. This Construction contract is performed in the Cayman Islands.

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

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized

Revenue recognition:

Revenues recognized from solid waste transactions during the three and six months ended June 30, 2004 are the result of contracted monthly minimum draws against sales commissions on the products of a polymer manufacturing company, and the receipt of license fees granting the exclusive option to purchase total rights to the CAVD technology for use in certain geographical areas. License revenue is recognized upon receipt as there are no future obligations associated with such revenue. The revenue recognized from solid waste transactions during the three and six months ended June 30, 2005 consisted of the sale of by-products.

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

Cost of Sales:

The type of costs included in cost of sales in 2005 consists of items both directly and indirectly related to the performance of electrical construction contracts. These expenses include labor, materials, freight on the purchase of materials, equipment rentals, equipment repairs, subcontractors, vehicle costs, purchasing, receiving and warehouse costs. All of these costs are completely accounted for in costs of sales, without any prorations to selling, general and administrative.

Selling, General and Administrative expenses

Selling, general and administrative expenses include those operational expenses associated with sales and marketing, public relations, compliance with laws and regulations, occupancy, office operations, and all other general administrative expenses necessary to support operations.

Contract Claims

As of June 30, 2005 the Company has certain contracts and claims in various stages of negotiation, arbitration and litigation in the approximate amount of $9,000,000. The Company is attempting to resolve these matters, and expects to be successful in recovering these amounts. However, as in all matters in litigation, the outcome is not certain and amounts recovered, if any, could be materially different than expected. The Company does not record contract claims

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

until such claims are realized pursuant to guidance in Statement of Position 81-1 Accounting for Performance Construction-Type and Certain Production-Type Contracts. The guidance states that “recognition of amounts of additional contract revenue relating to claims is appropriate only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated.” Those two requirements are satisfied by the existence of all of the conditions described in the pronouncement. All of the conditions were not present so these claims are considered to be contingent gains and will be recorded when realized. These amounts, which are not carried as assets on the balance sheet, will be recorded as revenue when such claims are settled.

Fair value of financial instruments:

At June 30, 2005, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and notes payable approximate fair value based either on the short term nature of the instruments or on the related interest rate approximating the current market rate.

In March 2005 the company purchased 7,500,000 shares of Hybrid Fuel Systems, Inc. (“Hybrid”) common stock for $300,000. In April 2005 the Company purchased 15,000,000 shares of Nanobac Pharmaceuticals, Inc. (“Nanobac”) common stock for $750,000. Both of these companies are publicly traded companies that are listed on the Bulletin Board on NASDAQ under the symbols of HYFS.OB and NNBP.OB respectively. The principal stockholder of EarthFirst holds substantial equity interests in both of these companies. Therefore, the investments in these affiliates are accounted for using the equity method of accounting as explained in note 5.

Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates.

Net income (loss) per share:

The Company computes income (loss) per share under Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The statement requires presentation of two amounts; basic and diluted loss per share. Basic loss per share is computed by dividing the loss available to common stockholders by the weighted average common shares outstanding. Dilutive earnings per share would include all common stock equivalents unless anti-dilutive. The Company has not included the outstanding options and warrants, or convertible debentures as common stock equivalents because the effect would be anti-dilutive

The following table sets forth the shares issuable upon exercise of outstanding options and warrants and conversion of debentures that is not included in the basic and diluted net loss per share available to common stockholders:

June 30,	2005	2004
Shares issuable upon exercise of outstanding options	31,820,668	9,250 000
Shares issuable upon exercise of outstanding warrants	11,162,790	- 0 -
Shares issuable upon conversion of debentures	33,789,474	- 0 -

Total	76,772,932	9,250,000

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

Recent accounting pronouncements

In December 2004, the FASB issued Statement No. 123R, Accounting for Share Based Payments. Statement 123R establishes revised accounting standards for employee-stock based compensation measurement that requires employee stock-based compensation be measured at the fair value of the award, replacing the intrinsic approach currently available to companies under Statement 123. Compensation cost continues to be recognized over the period during which the employee is required to provide service. The provisions of the revised statement are effective for financial statements issued for the first interim or annual reporting period beginning after December 15, 2005. The Company accounts for options issued to employees using the intrinsic approach. Implementation of this new standard is currently expected to result in increases in future compensation expense. However, such effect is not currently estimable.

In March 2005, the FASB issued interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently evaluation the effect that the adoption of FIN 47 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Correction (“SFAS 154”), which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition, but does not expect it to have any impact.

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

2.	Laurus Credit Facility

On March 30, 2005, EarthFirst Technologies, Incorporated (the “Company”) entered into agreements with Laurus Master Funds, Ltd, a Cayman Islands corporation (“Laurus”), pursuant to which the Company sold convertible debt and an option and a warrant to purchase common stock of the Company to Laurus in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The securities being sold to Laurus include the following:

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

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

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

120% of the full principal amount of the convertible notes are due upon default under the terms of convertible notes. Laurus has contractually agreed to restrict its ability to convert pursuant to the terms of the convertible notes to an amount that would be convertible into that number of Conversion shares which would exceed the difference between 4.99% of the outstanding shares of Common Stock, and the number of shares of Common stock beneficially owned by the holder and issuable to the holder upon the exercise of the warrant and the option held by such holder. The intent is that at no time shall Laurus own more than 4.99% of the outstanding Commo0n Stock of the Company.

The Company is obligated to file a registration statement registering the resale of shares of the Company’s common stock issuable upon conversion of the convertible notes, exercise of the warrant and exercise of the option. If the registration statement is not filed by May 30, 2005, or declared effective within 60 days thereafter, or if the registration is suspended other than as permitted, in the registration rights agreement between the Company and Laurus, the Company is obligated to pay Laurus certain fees and the obligations may be deemed to be in default. The Company has filed this registration statement and is now waiting for the second round of comments from the SEC in determining the effective date.

The Company paid a fee at closing to Laurus Capital Management LLC, the manager of the Laurus Master Funds, Ltd., equal to 3.6% of the total maximum funds to be borrowed under the Company’s agreements with Laurus.

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

The Company’s debt arrangements with Laurus, both the term and line of credit agreement, include beneficial conversion features. Pursuant to EITF 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments, the Company determined that the effective conversion price should be used to compute intrinsic value and allocated the proceeds based on the relative fair values of the convertible debt instrument and options and warrants. The EITF 98-5 model was then applied to the amount allocated to the convertible debt and an effective conversion price was calculated and used to measure the intrinsic value of the embedded conversion options.

The fair value of the proceeds was allocated as follows:

Convertible Debt	$3,345,336
Beneficial Conversion feature associated with Options	$2,490,823
Beneficial Conversion feature associated with Warrants	$763,841

$6,600,000

The discount on the note was then determined to be $3,750,453. Pursuant to EITF 98-5 the discount was limited to the amount of the proceeds and since the instrument was immediately convertible, it was immediately expensed as interest expense.

3.	Sale of Subsidiary

On March 23, 2005, the Company closed on the sale of EM Enterprises General Contractors, Inc., a subsidiary of EME for $900,000. Pursuant to the “EMEGC Stock Sale Agreement, the transaction has been accounted for with an effective date of January 1, 2005. The proceeds of the sale went to the secured creditor as a part of accomplishing the satisfaction of the secured debt.

4.	Investments in affiliates

Investments in affiliates consist of an 8% common stock interest in Nanobac Pharmaceuticals Inc. purchased in April 2005, and a 9% common stock interest in Hybrid Fuel Systems, Inc. purchased in March 2005, two publically held companies in which the Company’s principal stockholder holds substantial equity interests. Because of the substantial influence exerted over these investees by the Company’s principal stockholder, the Company accounts for these investments on the equity basis of accounting (cost of investment plus or minus the Company’s share of earnings or losses, respectively, since the date of purchase of the investment).

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

Summary financial information for the combined entities as of June 30, 2005 and the six months then ended is as follows:

Balance Sheet
Current assets	$347,037
Other assets	9,259,309

Total assets	$9,606,346

Current liabilities	$3,509,363
Other liabilities	3,314,904
Stockholders equity	2,782,079

Total liabilities and Stockholders equity	$9,606,346

Statement of operations
Revenue	$373,590

Gross profit	$248,657

Net loss	$(3,355,782)

The fair market value of theses investments as of June 30, 2005 (based upon the market price of common stock of each of the investee’s) approximated $3,800,000.

5.	Contracts in Progress

Uncompleted contracts are summarized as follows:

Costs incurred on uncompleted contracts	$16,252,494
Estimated earnings on uncompleted contracts	2,479,286

16,252,494
Less billings to date	(16,798,625)

$(546,131)

The components of this amount are included on the balance sheet under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$582,196

Billings in excess of costs and estimated earnings on uncompleted contracts	(1,128,327)

$(546,131)

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

6.	Property, Plant and Equipment

Property, plant and equipment consisted of the following at June 30, 2005:

Land	$52,244
Buildings	1,267,139
Leasehold improvements	832,900
Equipment	1,313,304
Vehicles	880,453
Furniture, fixtures and other	108,124

4,454,164
Less accumulated depreciation	(2,609,526)

1,844,638
Construction in process	2,591,603

$4,436,241

Construction in process represents the costs of constructing the Company’s CAVD reactor in Mobile, Alabama, and a mobile batch reactor, both of which are anticipated to be placed in service in the third quarter of 2005.

7.	Notes Payable / Credit Facility

Notes payable consisted of the following at June 30, 2005:

Promissory note payable to vendor in lieu of payment on administrative claim, no accrued interest; bi monthly payments of $7,500, with final payment of $25,638 by January 1, 2006		$48,137

Installment notes payable to a bank and finance company, with monthly payments of approximately $1,372 including interest monthly payments of approximately $8,157 including interest, from 5.33% to 15%, secured by equipment		9,201

		57,338
Less current maturities		(57,338)

Notes payable – non-current portion	$	- 0 -

Credit facilities payable consisted of the following at June 30, 2005:

Secured Revolving Note, Laurus, including a Convertible Minimum Borrowing Note component of $ 1,000,000 secured by all of the assets of the Company, including but not limited to inventory, accounts receivable and a pledge of the stock of all of its subsidiaries, bearing interest at prime plus 2.0% (8.25% at June 30, 2005)		$4,973,037

Secured Convertible Term Note, Laurus, secured by all of the assets of the Company, including but not limited to inventory, accounts receivable and a pledge of the stock of all of its subsidiaries, due in 30 monthly installments of $100,000 plus interest at prime plus 2.5% (8.75% at June 30, 2005) commencing October 1, 2005		3,000 000

		7,973,037
Less current maturities		(4,873,037)

Credit facilities payable – non-current		$3,100,000

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

Future maturities of notes payable are as follows:

Years ending June 30,
2006	$57,338

$57,338

Future maturities of credit facilities payable are as follows:

Years ending June 30,
2006	$4,873,037
2007	1,200,000
2008	1,900,000

$7,973,037

8.	EME Bankruptcy and Plan of Reorganization Obligations

On May 29, 2003, (“Petition Date”), Electric Machinery Enterprises, Inc. (the “Debtor”) filed a petition or relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida (“the Bankruptcy Court”). Under Chapter 11, certain claims against the debtor in existence prior to the filing of the petitions for relief under the Bankruptcy Code were stayed while the Debtor continued business operations as Debtor-In-Possession. The remaining balances of these claims as of June 30, 2005, are reflected in the balance sheet as liabilities subject to compromise and accounts payable.

The Plan of Reorganization (the “Plan”) filed on behalf of Electric Machinery Enterprises, Inc. was confirmed by the Bankruptcy Court on December 9, 2004. The plan provides for the restructure of debt, and orderly discharge of pre-petition priority and administrative claims. The restructured obligations under the Plan as of June 30, 2005 consisted of the following:

Administrative debt
Costs and legal expenses for the administration of the reorganization case	$142,653
Unsecured debt
55% of pre-petition accounts payable	454,961

597,614
Bankruptcy trustee advance payment	(500,000)

$97,614

The Plan of Reorganization Obligation is included in the balance sheet in the following category:

Reorganization plan obligations	$97,614

$97,614

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

On March 31, 2005, with the closing of the Laurus Credit Facility, the Company was able to take advantage of discounts available through the approved reorganization plan for its wholly owned subsidiary, EME., and completely satisfy all remaining obligations associated with the secured debt, resulting in a gain on extinguishment of debt in the amount of $2,178,568 during the three months ended March 31, 2005.

During the three months ended June 30, 2005, the Company negotiated a settlement for the amount previously carried at $3,075,000, included in unsecured debt. A payment of $1,700,000 was made in satisfaction of this obligation, allowing the Company to recognize a gain on debt restructure from this transaction in the amount of $1,375,000.

The pre-petition accounts payable required a $500,000 payment to the bankruptcy trustee in January 2005. This payment, which was made, is in excess of the amount required to pay the pre-petition accounts payable obligation.

9.	Commitments and Contingencies

Lease obligations:

The Company leases vehicles and certain office equipment under noncancellable operating leases for periods up to four years. In addition, the Company conducts its operations in a facility leased from a related corporation owned by certain stockholders of the Company.

The total rent expense for the six months ended June 30, 2005 was approximately $371,327, of which approximately $346,616 was for the facility leased from the related corporation.

Approximate future minimum rentals on noncancellable leases at June 30, 2005 are as follows:

Year ending June 30,
2005	$733,226
2006	559,106

$1,292,332

Legal proceedings:

The Company is involved in litigation with Ruggero Maria Santilli (“Santilli”), The Institute for Basic Research, Inc. (“IBR”), and Hadronic Press, Inc. (“Hadronic”) concerning certain aspects of the Company’s liquid waste technologies.

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

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

During 2004, the Company attempted to reach agreement with Santilli and his related parties to resolve the differences between the parties. As of this date, the Company is still interested in resolving these differences.

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

10.	Retirement Plan

The Company adopted a 401(k) savings plan effective January 1, 1997. The Plan covers all employees who are at least 18 years of age with one or more years of service. The Company did not make any discretionary contributions for the three and six months ended June 30, 2005 or 2004.

11.	Employee Stock Ownership Plan and Trust

On December 12, 2004, Electric Machinery Enterprises, Inc. (“EME”) terminated the EME Employee Stock Ownership Plan (the “Plan”). All employees who were not fully vested became 100% vested as of December 12, 2004. Participants of the Plan have received a distribution of their respective shares of stock of EarthFirst Technologies, Inc. that was held in the EME Employee Stock Ownership Trust on their behalf. EME has no obligation for the repurchase of the stock distributed to the participants of the Plan because the shares are publicly traded and as such, there is a market available in which the participants may sell their shares.

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

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

On June 21, 2005, the Company paid certain professional fees related to pursuit of claims in the total amount of $893,000. The payment of this amount included the issuance of 4,633,333 unrestricted common shares, representing $695,000 of the total. The balance was paid in cash.

On April 29, 2005, the Company filed schedule 14c preliminary information statement to inform the stockholders of record that the Articles of Incorporation are going to be amended restating the authorized limit of common stock the Company may issue from 500,000,000 to 750,000,000 shares.

On January 26, 2004, the Company finalized a letter of understanding (“LOU”) with World Environmental Solutions Company, LLC (“WESCO”), Harmony, LLC and Turner Industries (“Harmony/Turner”) wherein the Company agreed to form a new company (“Holdings”), to commercialize certain Solid Waste Technology. Pursuant to the LOU, Holdings agreed to fund $50,000 in engineering costs and provide management and expertise to create an operational plant. The agreement further specifies that Harmony, LLC and Turner Industries (Company whose Chairman is related to the President of the Company) agree to a cost plus construction contract to build the Solid Waste Remediation Plant and to maintain the capability to build four additional plants in the near term with a total of 43 plants projected within a 5 year period.

On January 30, 2004, the Company and WESCO entered into a separate agreement whereby in exchange for 70% of Holdings (bringing the Company’s ownership to 100% of this new joint

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

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

On July 27, 2005, Laurus Master Funds, Ltd. exercised its option to purchase 19,000,000 common shares at $.01 per share, or $190,000. The original option granted to Laurus at the closing of its credit facility on March 30, 2005, entitled Laurus to purchase 24,570,668 common shares. After this transaction, Laurus still has the option to purchase an additional 5,570,668 common shares at this price.

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

Since the acquisition of EME in August of 2004, the Company is no longer experiencing negative operating cash flows. Working capital as of June 30, 2005 was approximately $2.7 million and stockholders equity was approximately $18.6 million.

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

The Company generated a net income in the fourth quarter of 2004 of $1,096,136, a net operating profit of $524,234 in the first quarter of 2005, and a net operating profit of $1,212,641 in the second quarter of 2005. Although the statement of operations for the six months ended June 30, 2005 reflects a net loss of $3,552,028, the statement of operations for the three months ended June 30, 2005 reflects a net income of $1,001,609.

On March 30, 2005, the Company closed an agreement with Laurus Master Funds, Ltd. on a senior credit facility aggregating up to $8 million. The initial funding under this agreement was $6.6 million. This transaction allowed the Company to take advantage of discounts relative to the settlement of the secured debt in EME’s bankruptcy, as well as provide working capital. Generally Accepted Accounting Principles require the convertible features of this financing and the options and warrants that accompany it to be recorded as a non-cash expense in the current period. The net effect of this accounting is to record a charge to earnings in the amount of $6,600,000.

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

EME has also developed a strategy to enter the residential marketplace as an electrical contractor. It is anticipated that EME may have certain competitive advantages that may allow it to successfully operate profitably in this market. EME is a large contractor and has an established presence in the State of Florida. Residential single unit construction permits averaged over 14,000 per month during 2004. Management believes that large home builders that develop residential properties throughout the state would prefer to have a single electrical contracting company to provide services to all of their developments rather than having to contract individually in each locality. These services are currently being offered on a small scale to prove the economic viability of this endeavor.

The hurricane season of 2004, as unfortunate as it was, is providing a large expanse of work opportunity in the Caribbean islands. EME has a long history of providing services in these geographical areas, and management believes this will be a very strong segment of the Company’s business for several years.

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

The Company is also evaluating potential target acquisitions with strong synergies in the electrical contracting business. Management wants to bring a higher level of service to customers to not only solidify relationships, but to create a win win scenario of better service at better prices. This will be accomplished through our ability to assist with the design of the construction projects, rather than just the installation.

On May 10, 2005, in response to the signing of a memorandum of understanding, the Company, in conjunction with Triad Companies, a New Jersey based, multi-discipline firm specializing in electrical and mechanical systems for petrochemical, industrial, commercial and government agencies, formed Prime Power of Tampa, Inc., a Florida corporation. The equity of this new company will be owned 51% EME and 49% Triad. This company will focus on selected power engineering and construction projects, including large utility projects, large offshore projects and owner-directed design/build opportunities.

These strategies will afford stability to the electrical contracting business that is anticipated to help to expand the efforts in the commercialization of the solid and liquid waste technologies. By virtue of this alliance we will be entering into the engineering and design phases of the development of various large projects, many of which will be offshore in places that are still being developed. These projects, many or which are being driven by substantial clients including regional governments, will require solutions for power generation, fuel supply and waste disposal. Our CAVD technology can supply many of these solutions both through waste disposal and by-products that can be used for fuel. Several licenses were sold and letters of intent signed during 2004 setting the stage for the CAVD technology during 2005.

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

The Company has entered into a partnering agreement with Prater-Sterling, an environmental solutions company to develop specialized equipment that will allow carpet waste to be processed more efficiently. By utilizing EarthFirst’s solid waste remediation technology and Prater’s extensive experience in the size reduction field, this corporate agreement will focus its energies on the reduction of carpet waste and carpet scrap materials.

The Company has entered into a Carbon Purchase Agreement with Dalton, Georgia based Universal Textile Technologies, Inc. (UTT), one of the Nation’s leading suppliers of advanced and innovative technologies to the carpet and synthetic turf industries. Pursuant to the terms of the agreement, UTT has committed to purchase a minimum of three million pounds of CP-200 Carbon per year. CP-200 Carbon is a by-product of the Company’s proprietary tire remediation process driven by the Company’s Catalytic Activated Vacuum Distillation (CAVD) technology. UTT is purchasing CP-200 Carbon, produced at the Company’s tire remediation plant in Mobile, Alabama, for use in developing a proprietary carbon/polymer technology that can be used in many different areas of the carpet industry.

A&M Associates, Inc., a California-based subsidiary of Product Partners Chemicals Co. that supplies surplus and off-specification chemicals, has contracted with the Company to purchase a minimum of 40,000 pounds per month of CP-200 Carbon. The term of the agreement is for five years and is expected to generate a minimum of $1 million over the life of the agreement. The Company expects to begin shipments of CP-200 Carbon to A&M Associates in the third quarter of 2005.

Our technology is gaining acceptance in areas where the sale of the carbon is becoming less important, and the benefit of destroying and / or converting the waste streams into usable by-products without contaminating the environment, is becoming more important.

16.	Segment Information

Commencing with the Company’s acquisition of EME in the fourth quarter of 2004, the Company operates in two business segments. The waste disposal segment is focused on research and development and bringing the existing technologies to commercial realization. The new Contracting segment operates electrical contracting and subcontracting services on commercial and municipal construction projects primarily in Florida and the Caribbean. The Caribbean projects are all denominated in U.S. currency. Segment information for the six months ended June 30, 2005 is as follows:

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

	Waste Disposal	Contracting	Total
Revenue	$5,395	$17,915,766	$17,921,161
Cost of Sales		12,624,453	12,624,453

Gross profit	5,395	5,291,313	5,296,708
Selling, general and administrative expenses	846,506	2,392,676	3,239,182
Research and development expenses	320,651		320,651

Income (loss) from operations before reorganization item, income taxes and majority interest	(1,161,762)	2,898,637	1,736,875
Other income (expense)
Gain on extinguishment of debt, bankruptcy		3,983,307	3,983,307
Gain on disposal of assets		6,669	6,669
Miscellaneous income		168,311	168,311
Interest expense	(188,282)		(188,282)
Interest expense, beneficial conversion	(6,600,000)		(6,600,000)
Equity in loss of unconsolidated affiliates	(130,086)		(130,086)

Income (loss) before reorganization item, Income taxes and majority interest	(8,080,130)	7,056,924	(1,023,206)
Reorganization item, professional fees related to bankruptcy and pursuit of claims		(1,432,678)	(1,432,678)

Income (loss) before majority interest	(8,080,130)	5,624,246	(2,455,884)
Majority interest		(958,508)	(958,508)

Income (loss) from continuing operations	(8,080,130)	4,665,738	(3,414,392)
Loss on disposal of discontinued operations		(137,636)	(137,636)

Net Income (loss)	$(8,080,130)	$4,665,738	$(3,552,028)

Total Assets	$4,855,635	$29,293,607	$34,149,242

Goodwill		$15,323,152	$15,323,152

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

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

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

The financial viability of the CAVD Reactor for use in processing used tires is dependant upon the successful sale of the by-products recovered. We believe that the carbon and oil by-products represent the greatest value of this process. With current oil pricing reaching levels as high as $64 per barrel, the attractiveness of the CAVD technology has grown beyond the prior emphasis on carbon. It is expected that the steel recovered from the process will be sold for scrap and the oil recovered can be used as an industrial oil or other fuel. Optimal operation of the CAVD Reactor may include the use of a generator with the reactor which can utilize the gas produced from the processing to produce electricity that can be both used by the operator of the reactor and additional electricity sold to the electrical grid.

Testing of the carbon recovered from our CAVD Reactor has led us to believe that the carbon has certain unique qualities that will prove valuable in the development of high-performance

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

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

Provisional Patent Application US60/681,701 filed on May 17, 2005 describes the CAVD technology as a unique process for producing carbon and other products, and also contains several claims for novel components in the system. The technology is the cumulative result of six years of research and development.

Three new provisional patents are being filed based on the Company’s recycled carbon being placed into plastic and rubber as an additive and as a replacement for the current petrochemical products used.

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

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

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

EME was profitable in the fourth quarter of 2004 the first quarter of 2005, and the second quarter of 2005. Accordingly, we are optimistic about the prospects for EME’s future profitability and believe its recent emergence from the jurisdiction of the Bankruptcy Court will enable it to obtain contracts that may previously have not been available.

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

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

Prime Power of Tampa, Inc.

EME, a wholly owned subsidiary of EarthFirst, and Triad Companies have consummated the formation of Prime Power of Tampa, Inc. (“Prime”), a strategic alliance created by the companies to jointly pursue major utility projects, large offshore projects, and/or major design/build opportunities. Through this strategic alliance, Prime has the unique ability to address large electrical contracting projects from design through build to maintenance and support, offering a fully integrated contracting solution. Management believes that the combination of the strengths of these two companies will create a competitive advantage when pursuing work on large projects.

EarthFirst Americas, Incorporated

Through the vast network of business relationships maintained by the Company, management has determined an opportunity relative to the utilization of its CAVD technology in the harvesting and production of African Palm Oil. To facilitate the pursuit of this endeavor, the

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

Company has formed a new wholly owned subsidiary corporation name EarthFirst Americas Incorporated. Its purpose will be the development of the market opportunities available associated with palm oil.

Palm oil is an edible oil made from the fruit of the African oil palm, which grows only in regions within 15 degrees from the equator, where annual rainfall is high. Palm oil, the world’s second largest oilseed crop, is less expensive than soybean or canola oil, principally because the African palm is incredibly productive.

The principal palm oil producers are Malaysia and Indonesia, with significant production in Central Africa, Central and South America. The largest palm oil consumers are India, China, and the European Union. Although concerns over saturated fat content have limited sales in the United States in the past, palm oil use is now growing in the U.S. because the oil is free of “trans” fats and cholesterol.

Preliminary analysis demonstrates that palm fruit treated by the CAVD process may result in a higher yield palm oil with significant and productive by-products. If proven applicable to produce palm oil, the CAVD reactor could become a significant American made import to all palm oil producing nations.

THREE AND SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2004.

Revenues for the three month period ending June 30, 2005 exceeded those of 2004 by $9,638,062. Revenues for the six month period ending June 30, 2005 exceeded those of 2004 by $17,791,161. These revenues are a result of consolidating the financial statements with the new subsidiary of EME. Revenues for the three months and six months ended June 30, 2004 were comprised of commissions pertaining to representing a polymer manufacturing company

Cost of sales for the three month period ending June 30, 2005 exceeded those of 2004 by $6,377,002. Cost of sales for the six month period ending June 30, 2005 exceeded those of 2004 by $12,624,453. These costs are a result of consolidating the financial statements with the new subsidiary of EME. There were no costs of sales amounts for 2004.

Selling, general and administrative expenses for the three-month period ending June 30, 2005 increased by $1,772,205, from $263,890 in the prior year, to $2,036,095 in the current period, or an increase of approximately 671% compared to the three-month period ending June 30, 2004.

Selling, general and administrative expenses for the six month period ending June 30, 2005 increased by $2,837,378, from $401,804 in the prior year, to $3,239,182 in the current period, or an increase of approximately 706% compared to the six month period ending June 30, 2004.

Selling, general and administrative expenses for the prior year related primarily to the administrative expenditures incurred by us as a public entity, legal fees related to ongoing litigation, and expenditures for marketing, promotion, and related efforts incurred in connection with our investigation of the activated carbon market. For the current year, these expenses

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

amounted to $846,506 representing an increase of $444,702 or approximately a 110% increase over the prior year. The expenses pertaining to the activated carbon market in the current year are representative of a full two quarters of operations compared to only five months for the prior year, as WESCO began operating as a subsidiary of EarthFirst at the end of January in 2004. Since the acquisition of EME in August of 2004, administration expenses of the public company pertaining to the oversight of EME have caused an increase as well.

Selling, general and administrative expenses for the current year include expenses directly attributable to the operations of EME were $2,392,676. There were no expenses relative to EME in the prior year.

Research and development expenses for the three months ended June 30, 2005 decreased from $233,397 to $127,324, or a 48% decrease when compared to the three month period ended June 30, 2004. This decrease is due to the maturity of the technology, and a reduction of expenditures for development and an increase in sales and marketing.

Research and development expenses for the six months ended June 30, 2004 in the amount of $2,141,944 included $1,800,000 of “In Progress Research abnd Development”, and $341,944 of operational research and development expenses. The operational research and development expenses for the six months ended June 30, 2005 of $320,651 represent a small decrease for the six months when compared to the prior year in the amount of $21,293 or approximately 6%. The $1,800,000 recorded in the prior year represents the acquisition of the intellectual property acquired in the January 2004 WESCO transaction. This amount was funded by the non-monetary assets, and is a non-recurring expenditure.

Income from operations increased by $1,594,928 from a loss for the three months ended June 30, 2004 of $382,287, to a profit of $ 1,212,641 for the three months ended June 30, 2005. This increase is due to the results of operations from the consolidated subsidiary of EME.

Income from operations increased by $4,150,623 from a loss for the six months ended June 30, 2004 of $2,413,748 to a profit of $1,736,875 for the six months ended June 30, 2005. This increase is due to the results of operations from the consolidated subsidiary of EME.

During the three months ended June 30, 2005, the Company realized a gain on cancellation of debt in the amount of $1,804,739 attributable to the settlement of the unsecured creditors in EME’s plan of reorganization. The Company did not realize any gain on cancellation of debt during the three months ending June 30, 2004.

During the six months ended June 30, 2005, the company realized a gain on cancellation of debt in the amount of $3,983,307, attributable to the settlement of the secured creditor and the unsecured creditors in EME’s plan of reorganization. The Company did not realize any gain on cancellation of debt during the six months ending June 30, 2004.

Interest expense increased from $54,557 for the three-month period ended June 30, 2004 to $108,852 for the three months ended June 30, 2005, an increase of approximately 99.5%. This increase in interest expense is due primarily to the new credit facility.

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

Interest expense increased from $105,955 for the six month period ended June 30, 2004 to $188,282 for the six months ended June 30, 2005, an increase of approximately 63.9%. this increase in interest expense is due primarily to the new credit facility.

Interest expense – beneficial conversion is an accounting charge recorded during the first quarter of 2005 relative to the beneficial conversion features of the Laurus credit facility. This is a one time non-cash charge against the current period based on a fair valuation of the intrinsic value of the conversion features of the debt, and the value of the options and warrants granted at the same time. There were no similar charges recorded for the three or six months period ended June 30, 2004.

Equity in loss of unconsolidated affiliates represents the Company’s share of the combined losses of the affiliated entities for the periods being reported on.

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

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

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

Since the acquisition of EME in August of 2004, the Company is no longer experiencing negative operating cash flows. Working capital as of June 30, 2005 was approximately $5.3 million and stockholders equity was approximately $16.8 million.

The Company generated a net income in the fourth quarter of 2004 of $1,096,136, a net operating profit of $524,234 in the first quarter of 2005, and a net operating profit of $1,212,641 in the second quarter of 2005.

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

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

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

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement No. 123R, Accounting for Share Based Payments. Statement 123R establishes revised accounting standards for employee-stock based compensation measurement that requires employee stock-based compensation be measured at the fair value of the award, replacing the intrinsic approach currently available to companies under Statement 123. Compensation cost continues to be recognized over the period during

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

which the employee is required to provide service. The provisions of the revised statement are effective for financial statements issued for the first interim or annual reporting period beginning after December 15, 2005. The Company accounts for options issued to employees using the intrinsic approach. Implementation of this new standard is currently expected to result in increases in future compensation expense. However, such effect is not currently estimable.

In March 2005, the FASB issued interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently evaluation the effect that the adoption of FIN 47 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Correction (“SFAS 154”), which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition, but does not expect it to have a material impact.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: As of June 30, 2005, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(d) and 15d-15(d) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pursuant to a written consent of a majority of stockholders dated May 24, 2005 in lieu of a special meeting of the stockholders, the majority of stockholders approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock, par value $.0001 per share from 500,000,000 shares to 750,000,000 shares.

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

Date: August 12, 2005

	By:	/s/ Leon H. Toups
Leon H. Toups,
Chief Executive Officer and President