Form 10QSB/A
period 2005-03-31
EARTHFIRST TECHNOLOGIES INC
filed 2005-11-28
CIK 1056748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 7, 2005: 598,046,693 shares $ .0001 par value common stock.

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB/A

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A (this “Form 10-QSB/A”) amends our Quarterly Report on Form 10-QSB for the first quarter ended March 31, 2005, as initially filed with the Securities and Exchange Commission (the “SEC”) on May 16, 2005, and is being filed to reflect the restatement of our condensed consolidated balance sheet as of March 31, 2005 and the related condensed consolidated statements of operations, cash flows and stockholders’ equity for the three months ended March 31, 2005, as discussed in Note 16 to the unaudited condensed consolidated financial statements.

All of the changes in these restated financial statements and corresponding notes to the financial statements relate specifically to the accounting treatment given to the beneficial conversion feature associated with the Laurus Master Funds, Ltd., credit facility convertible debt and the fair value of the options and warrants provided within that financing instrument.

The Company’s debt arrangements with the Laurus Master Funds, Ltd. include a beneficial conversion feature. In the initial filing on form 10QSB for the quarter ended March 31, 2005, the Company expensed the entire amount of the computed fair value of the beneficial conversion feature allocable to the convertible debt, and options and warrants.

The Company has now determined that this treatment was incorrect. Pursuant to EITF 98-5 Accounting for Convertible Securities with Beneficial conversion Features or Contingently Adjustable Conversion Ratios and EITF 00-27 application of Issue No. 98-5 to Certain Convertible Instruments, the Company has determined that the proceeds allocated based on the relative fair values of the convertible debt instruments, options and warrants, should be treated differently than in the original filing. The effect in the financial statements included with this amendment is to reduce the amount expensed in the original filing for the quarter ended March 31, 2005 by $3,345,336, as that amount allocable to the beneficial conversion feature. This amount is than accounted for as a discount against the debt and amortized over the life of the debt which is three years.

We are restating the unaudited condensed consolidated balance sheet as of March 31, 2005, and the condensed consolidated statements of operations, cash flows and stockholders equity for the three months then ended to make the following changes:

•	the recording on the balance sheet of a “Discount on secured notes payable” in the amount of $3,345,336 allocated between the current and long term portions of the corresponding debt;

•	a reduction in the amount expensed for the quarter relative to the beneficial conversion features of the debt by $3,345,336, decreasing the net loss for the quarter to $1,208,301.; and

•	decrease the loss per common share to $(.003) per share from $(.01) per share basic and diluted, for the three months ended March 31, 2005

Except for the foregoing amended information required to reflect the effects of the restated condensed consolidated balance sheet, statements of operations, cash flows and stockholders’ equity, this Form 10-QSB/A continues to describe conditions as presented in the original report on Form 10-QSB filed on May 16, 2005. This Form 10-QSB/A does not reflect events occurring after the filing of the Form 10-QSB on May 16, 2005 or modify or update these disclosures, including exhibits on the Form 10-QSB affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-QSB on May 16, 2005.

Accordingly, this Form 10-QSB/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-QSB, including any amendments to those filings.

FORM 10-QSB

EARTHFIRST TECHNOLOGIES, INCORPORATED

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005 (Unaudited) (Restated)	December 31, 2004
ASSETS
Current assets:
Cash	$6,639,765	$1,482,383
Accounts receivable – net	5,700,077	8,511,692
Cost and estimated earnings in excess of billings on uncompleted contracts	1,236,719	986,269
Inventory	1,391,827	1,400,635
Prepaid expenses and other current assets	223,519	75,034

Total current assets	15,191,907	12,456,013

Property and equipment, net	4,107,426	4,340,490
Investments – at cost	300,000
Intangible assets	15,323,152	15,323,152
Loan costs and discounts	390,290
Other assets	276,897	571,603

	$35,589,672	$32,691,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long term debt	$71,786	$151,898
Secured revolving note payable	2,600,000
Secured convertible term note payable	600,000
Discount on secured notes payable – net	(1,617,927)
Liabilities subject to compromise		500,000
Liabilities not subject to compromise		1,850,000
Accounts payable and accrued expenses	4,804,583	6,111,140
Billings in excess of cost and estimated earnings on uncompleted contracts	1,742,696	1,047,565
Current maturities of notes payable, related parties		715,122

Total current liabilities	8,201,138	10,375,725

Secured revolving note payable, non current	1,000,000
Secured convertible term note payable, non current	2,400,000
Discount on secured notes payable – net	(1,727,409)
Liabilities subject to compromise – non current	3,393,359	3,394,208
Liabilities not subject to compromise – non current		4,199,866
Other liabilities	959,400	1,081,802
Notes payable, related parties, less current maturities		6,697,519
Long term debt, less current maturities		120,785

Total liabilities	14,226,488	25,869,905
Majority interest	1,200,000	1,254,025
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, par value $.0001, 500,000,000 shares authorized, 491,413,360 shares and 301,770,150 shares issued and outstanding at March 31, 2005 and December 31, 2004	49,141	30,177
Additional paid-in capital	72,580,376	56,795,183
Accumulated deficit	(51,198,273)	(49,989,972)

	21,431,244	(6,835,388)
Less treasury stock (1,950,000 shares at cost)	(1,268,060)	(1,268,060)

Total stockholders’ equity:	20,163,184	5,567,328

	$35,589,672	$32,691,258

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(UNAUDITED)

	Three Months Ended March 31,
	2005 (Restated)	2004
Revenue	$8,168,099	$15,000
Cost of sales	6,247,451

Gross profit	1,920,648	15,000

Selling, general and administrative expenses	1,203,087	137,915
Research and development expenses	193,327	1,908,547

Income (loss) from operations before reorganization item, income taxes and majority interest	524,234	(2,031,462)

Other income (expense):
Gain on extinguishment of debt, bankruptcy	2,178,568
Loss on disposal of assets	(3,031)
Miscellaneous income	33,294
Interest expense	(79,430)	(51,399)
Interest expense – write off and amortization of debt discount	(3,254,664)

Income (loss) before reorganization item, income taxes and majority interest	(601,029)	(2,082,861)

Reorganization item, professional fees related to bankruptcy and pursuit of claims	(323,661)

Loss before income taxes and majority interest	(924,690)	(2,082,861)

Income tax benefit	—	—

Loss before majority interest	(924,690)	(2,082,861)
Majority interest	(145,975)	—

Loss from continuing operations	(1,070,665)	(2,082,861)

Loss on disposal of discontinued operations	(137,636)

Net Loss	$(1,208,301)	$(2,082,861)

Net Loss per common share	$(.003)	$(.01)

Weighted average shares outstanding	379,734,581	227,479,823

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(UNAUDITED)

	2005 (Restated)	2004
Cash flows from operating activities:
Net income (loss)	$(1,208,301)	$(2,082,861)
Adjustments to reconcile net loss to net cash flows from operating activities:
Expenses funded through stock issuance		1,800,000
Write off and amortization of debt discount	3,254,664
Depreciation	77,342	2,245
Gain on cancellation of debt	(2,178,568)
Loss on disposal of discontinued operations	137,636
Loss on disposal of assets	18,086
Increase (decrease) in cash due to changes in:
Current assets	2,716,194
Current liabilities	(736,005)	862,591

Net cash flows from operating activities	2,081,048	581,975

Cash flows from investing activities:
Acquisition of property and equipment		(1,635,000)
Purchase of marketable securities	(300,000)

Net cash flows from investing activities	(300,000)	(1,635,000)

Cash flows from financing activities:
Proceeds from note payable, related party	1,791,516	1,049,496
Repayment of long-term debt	(2,896,077)
Proceeds from Laurus credit facility	4,480,895

Net cash flows from financing activities	3,376,334	1,049,496

Increase (decrease) in cash	5,157,382	(3,529)
Cash, beginning of period	1,482,383	3,529

Cash, end of period	$6,639,765	$—

Supplemental schedule of non-cash financing and investing activities:

During 2005, the Company:

•	Converted $9,204,157 of related party debt to 189,643,210 shares of common stock

•	Loan costs of $390,290 funded through proceeds of Laurus credit facility

•	Retired secured creditor in the amount of $1,676,967 through proceeds of Laurus credit facility

•	Reduced accounts payable in the amount of $51,848 through proceeds of Laurus credit facility

During 2004, the Company:

•	Converted $3,934,010 of related party debt to 49,175,125 shares of common stock

•	Converted $1,400,000 of related party debt to 10,000,001 shares of common stock

•	Issued 15,000,000 shares of common stock in acquisition of the remaining 30% interest in a joint venture, the principal asset of which consisted of approximately $1,800,000 of in progress research and development, which is required to be expensed immediately.

See notes to condensed consolidated financial statements.

•	Issued 40,000,000 shares of common stock in exchange for the stock of Electric Machinery Enterprises, Inc. having net assets as follows:

Cash	$3,174,317
Accounts receivable and other assets	11,460,476
Property and equipment	2,023,364
Other assets	390,289
Value of goodwill associated with acquisition	15,323,152
Accounts payable and other current liabilities	(6,540,682)
Related party borrowings	(4,199,926)
Liabilities subject to compromise	(14,540,195)
Majority interest in Cayman joint venture	(823,795)

Value of common stock issued	$6,267,000

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (RESTATED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount
Balances, December 31, 2004	301,770,150	$30,177	$56,795,183	$(49,989,972)	$(1,268,060)	$5,567,328

Conversion of notes payable, related party to stock	189,643,210	18,964	9,185,193	—	—	9,204,157
Options and warrants issued in connection with debt			3,254,664			3,254,664
Beneficial conversion feature associated with debt			3,345,336			3,345,336
Net loss	—	—	—	(1,208,301)	—	(1,208,301)

Balances March 31, 2005 (unaudited)	491,413,360	$49,141	$72,580,376	$(51,198,273)	$(1,268,060)	$20,163,184

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB/A

1.	Nature of business, basis of presentation and summary of significant accounting policies:

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

FORM 10-QSB/A

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

FORM 10-QSB/A

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

FORM 10-QSB/A

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

FORM 10-QSB/A

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

FORM 10-QSB/A

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

FORM 10-QSB/A

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

The principal amount of the secured convertible minimum borrowing note, together with accrued interest thereon is payable on April 1, 2008. The secured convertible minimum borrowing note may be redeemed by the Company in cash by paying the holder 103% of the principal amount, plus accrued interest during the first year of the note, 102% of the principal amount, plus accrued interest during the second year of the note and 101% of the principal amount, plus accrued interest thereafter. The holder of the term note may require the Company to convert all or a portion of the term note, together with interest and fees thereon at any time. The number of shares to be issued shall equal the total amount to be converted, divided by $0.19.

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

FORM 10-QSB/A

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

The Company’s debt arrangements with Laurus include beneficial conversion features. Pursuant to EITF 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments, the Company determined that the effective conversion price should be used to compute intrinsic value and allocated the proceeds based on the relative fair values of the convertible debt instruments, options and warrants. The 98-5 model was then applied to the amount allocated to the convertible debt and an effective conversion price was calculated and used to measure the intrinsic value of the embedded conversion options.

The fair value of the total proceeds through March 31, 2005 was allocated as follows:

Value of Beneficial Conversion Feature	$3,345,336
Value associated with Options	2,490,823
Value associated with Warrants	763,841

$6,600,000

The Line of Credit, which is subject to a lock-box arrangement, contains a subjective acceleration clause. Because the instruments are immediately convertible, the value assigned to the beneficial conversion feature is being amortized to interest expense over the three-year life of the debt agreement, using the effective interest method, while the fair values associated with the options and warrants (determined using the Black-Scholes option pricing model) has been expensed at issuance. The assumptions used in the fair value calculation were as follows:

	Options	Warrants
Stock price	$.21	$.21
Exercise price	$.01	$.28
Term	6 years	6 years
Volatility	74.4%	74.4%
Dividend rate	0%	0%
Risk free interest rate	2%	2%

The effective interest rate of the convertible debt from the Laurus Credit Facility amounts to 129.9%, assuming that the notes are held to maturity. The effective interest rate results from the amortization of discounts to the face value of the convertible debt, amortization of debt issue costs and the contractual interest rate over the term of the notes are as follows:

	Amount	Percent
Discounts to face value:
Beneficial conversion feature	$3,345,336	50.69%
Allocation to options	2,490,823	37.74%
Allocation to warrants	763,841	11.57%

	6,600,000	100.0%
Other interest expense:
Amortization of debt costs	390,290	5.9%
Contractual interest rate	1,584,000	24.0%

	$8,574,290	129.9%

3.	Satisfaction of all Secured Debt

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

FORM 10-QSB/A

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

FORM 10-QSB/A

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

$3,616,222

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB/A

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

FORM 10-QSB/A

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

FORM 10-QSB/A

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

FORM 10-QSB/A

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

FORM 10-QSB/A

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

FORM 10-QSB/A

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

FORM 10-QSB/A

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

While management is confident that the above agreements and market opportunities will materialize, there can be no assurances.

16.	Restatement for the three months ended March 31, 2005

The accompanying financial statements have been restated to reflect adjustments related to the accounting for beneficial conversion features associated with the convertible debt portion of the Laurus Credit Facility and the fair value of the amount allocable to the options and warrants issued with that debt. The following tabular presentation reflects the effects of the adjustment on amounts reported during the three months ended March 31, 2005.

	BALANCE SHEET March 31, 2005
	As Originally Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash	$6,639,765	$—	$6,639,765
Accounts receivable - net	5,700,077		5,700,077
Cost and estimated earnings in excess of	1,236,719		1,236,719
billings on uncompleted contracts
Inventory	1,391,827		1,391,827
Prepaid expenses and other current assets	223,519		223,519

Total current assets	15,191,907	—	15,191,907

Property and equipment—net	4,107,426		4,107,426
Investments—at cost	300,000		300,000
Intangible assets	15,323,152		15,323,152
Loan costs and discounts	390,290		390,290
Other assets	276,897		276,897

	$35,589,672	$—	$35,589,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long term debt	$71,786	$—	$71,786
Secured revolving note payable	2,600,000		2,600,000
Secured convertible term note payable	600,000		600,000
Discount on secured notes payable - net		(1,617,927)	(1,617,927)
Accounts payable and accrued expenses	4,804,583		4,804,583
Billings in excess of cost and estimated			—
earnings on uncompleted contracts	1,742,696		1,742,696

Total current liabilities	9,819,065	(1,617,927)	8,201,138
Secured revolving note payable, non current	1,000,000		1,000,000
Secured convertible term note payable, non current	2,400,000		2,400,000
Discount on secured notes payable—net		(1,727,409)	(1,727,409)
Liabilities subject to compromise—non current	3,393,359		3,393,359
Other liabilities	959,400		959,400

	17,571,824	(3,345,336)	14,226,488

Majority interest	1,200,000		1,200,000
Commitments and contingencies	—		—
Stockholders equity:
Common stock	49,141		49,141
Additional paid-in-capital	72,580,376		72,580,376
Accumulated deficit	(54,543,609)	3,345,336	(51,198,273)

	18,085,908	3,345,336	21,431,244
Less treasury stock (1,950,000 shares at cost)	(1,268,060)		(1,268,060)

	16,817,848	3,345,336	20,163,184

	$35,589,672	$—	$35,589,672

	STATEMENT OF OPERATIONS
	Three Months Ended March 31, 2005
	As Originally
	Reported	Adjustments	As Restated
Revenue	$8,168,099	$—	$8,168,099
Cost of sales	6,247,451		6,247,451

Gross profit	1,920,648		1,920,648
Selling, general and administrative expenses	1,203,087		1,203,087
Research and development expenses	193,327		193,327

Income (loss) from operations before reorganization item, income taxes and majority interest	524,234	—	524,234

Other income (expense):
Gain on extinguishment of debt, bankruptcy	2,178,568		2,178,568
Loss on disposal of assets	(3,031)		(3,031)
Miscellaneous income	33,294		33,294
Interest expense	(79,430)		(79,430)
Interest expense, write off and amortization of debt discount	(6,600,000)	$3,345,336	(3,254,664)

Income (loss) before reorganization item, income taxes and majority interest	(3,946,365)	3,345,336	(601,029)
Reorganization item, professional fees related to bankruptcy and pursuit of claims	(323,661)		(323,661)

Loss before income taxes and majority interest	(4,270,026)	3,345,336	(924,690)
Income tax benefit			—

Loss before majority interest	(4,270,026)	3,345,336	(924,690)
Majority interest	(145,975)		(145,975)

Loss from continuing operations	(4,416,001)	3,345,336	(1,070,665)
Loss on disposal of discontinued operations	(137,636)		(137,636)

Net Loss	$(4,553,637)	$3,345,336	$(1,208,301)

Net Loss per common share	$(0.01)		$(0.003)

Weighted average shares outstanding	379,734,581		379,734,581

	STATEMENT OF CASH FLOWS Three Months Ended March 31, 2005
	As Originally Reported	Adjustments	As Restated
Cash flows from operating activities
Net income (loss)	$(4,553,637)	$3,345,336	$(1,208,301)
Adjustments to reconcile net loss to net cash flows from operating activities:
Write off and amortization of debt discount	6,600,000	(3,345,336)	3,254,664
Depreciation and amortization	77,342		77,342
Gain on cancellation of debt	(2,178,568)		(2,178,568)
Loss on disposal of discontinued operations	137,636		137,636
Loss on disposal of assets	18,086		18,086
Increase (decrease) in cash due to changes in:
Current assets	2,716,194		2,716,194
Current liabilities	(736,005)		(736,005)

Net cash flows from operating activities	2,081,048	—	2,081,048

Cash flows from investing activities:
Purchase of investments in unconsolidated affiliates	(300,000)		(300,000)

Net cash flows from investing activities	(300,000)	—	(300,000)

Cash flows from financing activities:
Proceeds from note payable related party	1,791,516		1,791,516
Repayment of long-term debt	(2,896,077)		(2,896,077)
Proceeds from Laurus credit facility	4,480,895		4,480,895

Net cash flows from financing activities	3,376,334	—	3,376,334

Increase (decrease) in cash	5,157,382		5,157,382
Cash, beginning of period	1,482,383		1,482,383

Cash, end of period	$6,639,765	$—	$6,639,765

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB/A

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

FORM 10-QSB/A

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

FORM 10-QSB/A

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

FORM 10-QSB/A

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

Interest expense – write off and amortization or debt discount is an accounting charge recorded during the three months ended March 31, 2005 relative to the beneficial conversion features of the Laurus credit facility. There were no similar charges recorded for the three month period ended March 31, 2004.

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB/A

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

FORM 10-QSB/A

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

The Company generated a net income in the fourth quarter of 2004 of $1,096,136, and a net operating profit of $524,234 in the first quarter of 2005. Although the statement of operations for the three months ended March 31, 2005 reflects a net loss of $1,208,301, cash flows from operations were $2,081,048.

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

FORM 10-QSB/A

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

FORM 10-QSB/A

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

FORM 10-QSB/A

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

FORM 10-QSB/A

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

FORM 10-QSB/A

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

FORM 10-QSB/A

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

FORM 10-QSB/A

(c)	Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EarthFirst Technologies, Incorporated

(Registrant)

Date: November 27, 2005

	By:	/s/ Leon H. Toups
Leon H. Toups,
Chief Executive Officer and President