Form 10QSB/A
period 2005-06-30
EARTHFIRST TECHNOLOGIES INC
filed 2005-11-28
CIK 1056748

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

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB/A

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A (this “Form 10-QSB/A”) amends our Quarterly Report on Form 10-QSB for the second quarter ended June 30, 2005, as initially filed with the Securities and Exchange Commission (the “SEC”) on August 15, 2005, and is being filed to reflect the restatement of our condensed consolidated balance sheet as of June 30, 2005 and the related condensed consolidated statements of operations, cash flows and stockholders’ equity for the three months and the six months ended June 30, 2005, as discussed in Note 17 to the unaudited condensed consolidated financial statements.

All of the changes in these restated financial statements and corresponding notes to the financial statements relate specifically to the accounting treatment given to the beneficial conversion feature, associated with the Laurus Master Funds, Ltd., credit facility convertible debt and the fair value of the options and warrants provided within that financing instrument.

The Company’s debt arrangements with the Laurus Master Funds, Ltd. include a beneficial conversion feature. In the initial filing on form 10QSB for the three months and the six months ended June 30, 2005, the Company expensed the entire amount of the computed fair value of the beneficial conversion features allocable to the convertible debt, and options and warrants.

The Company has now determined that this treatment was incorrect. Pursuant to EITF 98-5 Accounting for Convertible Securities with Beneficial conversion Features or Contingently Adjustable Conversion Ratios and EITF 00-27 application of Issue No. 98-5 to Certain Convertible Instruments, the Company has determined that the relative fair values of the convertible debt instruments, options and warrants, should be treated differently than in the original filing. The effect in the financial statements included with this amendment is to increase the amount expensed in the original filing for the three months ended June 30, 2005 by $594,395 and to reduce the amount expensed for the six months ended June 30, 2005 by $2,750,941. These amounts are reflective of the amendments filed for the three months ended March 31, 2005, and represent an amount expensed at closing relative to options and warrants as well as amortization of debt discount associated with the beneficial conversion feature. The amount allocable to the beneficial conversion feature is accounted for as a discount against the debt and amortized over the life of the debt which is three years.

We are restating the unaudited condensed consolidated balance sheet as of June 30, 2005, and the condensed consolidated statements of operations, cash flows and stockholders equity for the three and six months then ended to make the following changes:

•	the recording on the balance sheet of a “Discount on secured notes payable” in the amount of $3,840,855 allocated between the current and long term portions of the corresponding debt;

•	an increase in the amount expensed for the quarter relative to the amortization of the beneficial conversion features of the debt by $594,395 and a reduction in the amount expensed for the six months ended June 30, 2005 by $2,750,941, decreasing the net income for the quarter to $407,214, and decrease the net loss for the six months ended June 30, 2005 to $801,087.; and

•	decrease the income per common share to $.001 per share from $.002 per share basic and diluted, for the three months ended June 30, 2005, and decrease the loss per common share to $(.002) per share from $(.01) per share basic and diluted, for the six months ended June 30, 2005

Except for the foregoing amended information required to reflect the effects of the restated condensed consolidated balance sheet, statements of operations, cash flows and stockholders’ equity, this Form 10-QSB/A continues to describe conditions as presented in the original report on Form 10-QSB filed on

August 15, 2005. This Form 10-QSB/A does not reflect events occurring after the filing of the Form 10-QSB on August 15, 2005 or modify or update these disclosures, including exhibits on the Form 10-QSB affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-QSB on August 15, 2005.

Accordingly, this Form 10-QSB/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-QSB, including any amendments to those filings.

FORM 10-QSB/A

EARTHFIRST TECHNOLOGIES, INCORPORATED

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005 (Unaudited) (Restated)	December 31, 2004
ASSETS
Current assets:
Cash	$2,278,015	$1,482,383
Accounts receivable – net	8,015,866	8,511,692
Cost and estimated earnings in excess of billings on uncompleted contracts	582,196	986,269
Inventory	1,351,835	1,400,635
Prepaid expenses and other current assets	55,975	75,034

Total current assets	12,283,887	12,456,013

Property and equipment, net	4,436,241	4,340,490
Investment in unconsolidated affiliates	919,914
Intangible assets	15,323,152	15,323,152
Loan costs and discounts	729,202
Other assets	456,846	571,603

	$34,149,242	$32,691,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long term debt	$57,338	$151,898
Secured revolving note payable	3,973,038
Secured convertible term note payable	900,000
Discount on secured notes payable – net	(2,496,556)
Plan of reorganization obligations, current	97,614	2,350,000
Accounts payable and accrued expenses	3,463,433	6,111,140
Billings in excess of cost and estimated earnings on uncompleted contracts	1,128,327	1,047,565
Current maturities of notes payable, related parties		715,122

Total current liabilities	7,123,194	10,375,725

Secured revolving note payable, non current	1,000,000
Secured convertible term note payable, non current	2,100,000
Discount on secured notes payable – net	(1,344,299)
Plan of reorganization obligations, non current		7,594,074
Other liabilities	952,502	1,081,802
Notes payable, related parties, less current maturities		6,697,519
Long term debt, less current maturities		120,785

Total liabilities	9,831,397	25,869,905

Majority interest	1,962,533	1,254,025
Commitments and contingencies (Note 9)	—	—

Stockholders’ equity:
Common stock, par value $.0001, 750,000,000 shares authorized, 496,046,693 shares and 301,770,150 shares issued and outstanding at June 30, 2005 and December 31, 2004	49,604	30,177
Additional paid-in capital	74,364,827	56,795,183
Accumulated deficit	(50,791,059)	(49,989,972)

	23,623,372	(6,835,388)
Less treasury stock (1,950,000 shares at cost)	(1,268,060)	(1,268,060)

Total stockholders’ equity:	22,355,312	5,567,328

	$34,149,242	$32,691,258

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND THE SIX MONTHS ENDED

JUNE 30, 2005 AND 2004

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005 (Restated)	2004	2005 (Restated)	2004
Revenue	$9,753,062	$115,000	$17,921,161	$130,000
Cost of sales	6,377,002		12,624,453

Gross profit	3,376,060	115,000	5,296,708	130,000

Selling, general and administrative expenses	2,036,095	263,890	3,239,182	401,804
Research and development expenses	127,324	233,397	320,651	2,141,944

Income (loss) from operations before reorganization item, income taxes and majority interest	1,212,641	(382,287)	1,736,875	(2,413,748)

Other income (expense):
Gain on extinguishment of debt, bankruptcy	1,804,739		3,983,307
Gain on disposal of assets	9,700		6,669
Miscellaneous income	135,017		168,311
Interest expense	(108,852)	(54,557)	(188,282)	(105,955)
Interest expense – write off and amortization of debt discount	(594,395)		(3,849,059)
Equity in loss of unconsolidated affiliates	(130,086)		(130,086)

Income (loss) before reorganization item, income taxes and majority interest	2,328,764	(436,844)	1,727,735	(2,519,703)
Reorganization item, professional fees related to bankruptcy and pursuit of claims	(1,109,017)		(1,432,678)

Income (loss) before income taxes and majority interest	1,219,747	(436,844)	295,057	(2,519,703)
Provision for income taxes

Income (loss) before majority interest	1,219,747	(436,844)	295,057	(2,519,703)
Majority interest	(812,533)		(958,508)

Income (loss) from continuing operations	407,214	(436,844)	(633,451)	(2,519,703)

Loss on disposal of discontinued operations			(137,636)

Net Income (loss)	407,214	(436,844)	$(801,087)	$(2,519.703)

Net Income (loss) per common share	$.001	$(.002)	$(.002)	$(.002)

Weighted average shares outstanding	491,922,517	251,770,149	436,138,461	242,230,977

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(UNAUDITED)

	2005 (Restated)	2004
Cash flows from operating activities:
Net income (loss)	$(801,087)	$(2,519,703)
Adjustments to reconcile net loss to net cash flows from operating activities:
Expenses funded through stock issuance	695,000	1,800,000
Write off and amortization of debt discount	3,849,059
Depreciation and amortization	142,416	4,490
Gain on cancellation of debt	(3,983,307)
Equity in loss of unconsolidated affiliates	130,086
Loss on disposal of discontinued operations	137,636
Gain on disposal of assets	(6,669)
Increase (decrease) in cash due to changes in:
Current assets	(967,758)
Current liabilities	(415,117)	1,012,560

Net cash flows from operating activities	(1,219,741)	297,347

Cash flows from investing activities:
Acquisition of property and equipment	(178,545)	(2,045,850)
Purchase of investments in unconsolidated affiliates	(1,050,000)

Net cash flows from investing activities	(1,228,545)	(2,045,850)

Cash flows from financing activities:
Proceeds from note payable, related party	1,791,516	1,744,974
Repayment of long-term debt	(6,520,636)
Proceeds from Laurus credit facility	7,973,038

Net cash flows from financing activities	3,243,918	1,744,974

Increase (decrease) in cash	795,632	(3,529)
Cash, beginning of period	1,482,383	3,529

Cash, end of period	$2,278,015	$—

Supplemental schedule of non-cash financing and investing activities:

During 2005, the Company:

•	Converted $9,204,157 of related party debt to 189,643,210 shares of common stock

•	Loan costs of $390,290 funded through proceeds of Laurus credit facility

•	Retired secured creditor in the amount of $1,676,967 through proceeds of Laurus credit facility

•	Reduced accounts payable in the amount of $51,848 through proceeds of Laurus credit facility

During 2004, the Company:

•	Converted $3,934,010 of related party debt to 49,175,125 shares of common stock

•	Converted $1,400,000 of related party debt to 10,000,001 shares of common stock

•	Issued 15,000,000 shares of common stock in acquisition of the remaining 30% interest in a joint venture, the principal asset of which consisted of approximately $1,800,000 of in progress research and development, which is required to be expensed immediately.

See notes to condensed consolidated financial statements.

•	Issued 40,000,000 shares of common stock in exchange for the stock of Electric Machinery Enterprises, Inc. having net assets as follows:

Cash	$3,174,317
Accounts receivable and other assets	11,460,476
Property and equipment	2,023,364
Other assets	390,289
Value of goodwill associated with acquisition	15,323,152
Accounts payable and other current liabilities	(6,540,682)
Related party borrowings	(4,199,926)
Liabilities subject to compromise	(14,540,195)
Majority interest in Cayman joint venture	(823,795)

Value of common stock issued	$6,267,000

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2005 (RESTATED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount
Balances, December 31, 2004	301,770,150	$30,177	$56,795,183	$(49,989,972)	$(1,268,060)	$5,567,328
Conversion of notes payable, related party to stock	189,643,210	18,964	9,185,193	—	—	9,204,157
Options and warrants issued in connection with debt			3,562,062			3,562,062
Beneficial conversion feature associated with debt			4,127,852	—	—	4,127,852
Stock issued for professional services	4,633,333	463	694,537	—	—	695,000
Net loss	—	—	—	(801,087)	—	(801,087)

Balances June 30, 2005 (unaudited)	496,046,693	$49,604	$74,364,827	$(50,791,059)	$(1,268,060)	$22,355,312

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB/A

1.	Nature of business, basis of presentation and summary of significant accounting policies:

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

FORM 10-QSB/A

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

FORM 10-QSB/A

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

FORM 10-QSB/A

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

FORM 10-QSB/A

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

FORM 10-QSB/A

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

At the closing of the foregoing financing from Laurus, on March 31, 2005, the Company received $3,000,000 in connection with the convertible term note. In addition, the Company is permitted to borrow an amount based upon its eligible accounts receivable and inventory, pursuant to the convertible minimum borrowing note and the revolving note. Accordingly at the closing, the Company received an additional $3,600,000 at closing, and $1,400,000 on May 15, 2005 for an aggregate of $8,000,000 in financing from Laurus.

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

FORM 10-QSB/A

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

FORM 10-QSB/A

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

The fair value of the total proceeds through June 30, 2005 was allocated as follows:

Value of Beneficial Conversion Feature	$4,127,852
Value associated with Options	2,726,078
Value associated with Warrants	835,984
Value allocable to debt	310,086

$8,000,000

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

The effective interest rate of the convertible debt from the Laurus Credit Facility amounts to 135.8%, assuming that the notes are held to maturity. The effective interest rate results from the amortization of discounts to the face value of the convertible debt, amortization of debt issue costs and the contractual interest rate over the term of the notes are as follows:

	Amount	Percent
Discounts to face value:
Beneficial conversion feature	$4,127,852	53.7%
Allocation to options	2,726,078	35.4%
Allocation to warrants	835,984	10.9%

	7,689,914	100.0%
Other interest expense:
Amortization of debt costs	840,493	10.9%
Contractual interest rate	1,920,000	24.9%

	$10,450,407	135.8%

3.	Sale of Subsidiary

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

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB/A

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

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB/A

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

FORM 10-QSB/A

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

FORM 10-QSB/A

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

FORM 10-QSB/A

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

FORM 10-QSB/A

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

Since the acquisition of EME in August of 2004, the Company is no longer experiencing negative operating cash flows. Working capital as of June 30, 2005 was approximately $4.6 million and stockholders equity was approximately $22.3 million.

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB/A

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

FORM 10-QSB/A

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

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB/A

	Waste Disposal	Contracting	Total
Revenue	$5,395	$17,915,766	$17,921,161
Cost of Sales		12,624,453	12,624,453

Gross profit	5,395	5,291,313	5,296,708
Selling, general and administrative expenses	846,506	2,392,676	3,239,182
Research and development expenses	320,651		320,651

Income (loss) from operations before reorganization item, income taxes and majority interest	(1,161,762)	2,898,637	1,736,875
Other income (expense)
Gain on extinguishment of debt, bankruptcy		3,983,307	3,983,307
Gain on disposal of assets		6,669	6,669
Miscellaneous income		168,311	168,311
Interest expense	(188,282)		(188,282)
Interest expense, beneficial conversion	(6,600,000)		(6,600,000)
Equity in loss of unconsolidated affiliates	(130,086)		(130,086)

Income (loss) before reorganization item, Income taxes and majority interest	(8,080,130)	7,056,924	(1,023,206)
Reorganization item, professional fees related to bankruptcy and pursuit of claims		(1,432,678)	(1,432,678)

Income (loss) before majority interest	(8,080,130)	5,624,246	(2,455,884)
Majority interest		(958,508)	(958,508)

Income (loss) from continuing operations	(8,080,130)	4,665,738	(3,414,392)
Loss on disposal of discontinued operations		(137,636)	(137,636)

Net Income (loss)	$(8,080,130)	$4,665,738	$(3,552,028)

Total Assets	$4,855,635	$29,293,607	$34,149,242

Goodwill		$15,323,152	$15,323,152

17.	Restatements for the three months and six months ended June 30, 2005

The accompanying financial statements have been restated to reflect adjustments related to the accounting for beneficial conversion features associated with the convertible debt portion of the Laurus Credit Facility and the fair value of the amount allocable to the options and warrants issued with that debt. The following tabular presentation reflects the effects of the adjustment on amounts reported during the three and six months ended June 30, 2005.

	BALANCE SHEET June 30, 2005
	As Originally Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash	$2,278,015	$—	$2,278,015
Accounts receivable – net	8,015,866		8,015,866
Cost and estimated earnings in excess of billings on uncompleted contracts	582,196		—
Inventory	1,351,835		1,351,835
Prepaid expenses and other current assets	55,975		55,975

Total current assets	12,283,887	—	11,701,691

Property and equipment – net	4,436,241		4,436,241
Investments – at cost	919,914		919,914
Intangible assets	15,323,152		15,323,152
Loan costs and discounts	729,202		729,202
Other assets	456,846		456,846

	$34,149,242	$—	$34,149,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long term debt	$57,338	$—	$57,338
Secured revolving note payable	3,973,038		3,973,038
Secured convertible term note payable	900,000		900,000
Discount on secured notes payable – net		(2,496,556)	(2,496,556)
Plan of reorganization obligations – current	97,614		97,614
Accounts payable and accrued expenses	3,463,433		3,463,433
Billings in excess of cost and estimated earnings on uncompleted contracts	1,128,327		1,128,327

Total current liabilities	9,619,750	(2,496,556)	7,123,194

Secured revolving note payable, non current	1,000,000		1,000,000
Secured convertible term note payable, non current	2,100,000		2,100,000
Discount on secured notes payable – net		(1,344,299)	(1,344,299)
Other liabilities	952,502		952,502

	13,672,252	(3,840,855)	9,831,397
Majority interest	1,962,533		1,962,533
Commitments and contingencies	—		—
Stockholders equity:
Common stock	49,604		49,604
Additional paid-in-capital	73,274,913	1,089,914	74,364,827
Accumulated deficit	(53,542,000)	2,750,941	(50,791,059)

	19,782,517	3,840,855	23,623,372
Less treasury stock (1,950,000 shares at cost)	(1,268,060)		(1,268,060)

	18,514,457	3,840,855	22,355,312

	$34,149,242	$—	$34,149,242

	STATEMENT OF OPERATIONS
	Three Months Ended June 30, 2005
	As Originally Reported	Adjustments	As Restated
Revenue	$9,753,062	$—	$9,753,062
Cost of sales	6,377,002		6,377,002

Gross profit	3,376,060		3,376,060
Selling, general and administrative expenses	2,036,095		2,036,095
Research and development expenses	127,324		127,324

Income (loss) from operations before reorganization item, income taxes and majority interest	1,212,641	—	1,212,641
Other income (expense):
Gain on extinguishment of debt, bankruptcy	1,804,739		1,804,739
Loss on disposal of assets	9,700		9,700
Miscellaneous income	135,017		135,017
Interest expense	(108,852)		(108,852)
Interest expense, write off and amortization of debt discount		(594,395)	(594,395)
Equity in loss of uncolidated affiliate	(130,086)		(130,086)

Income (loss) before reorganization item, income taxes and majority interest	2,923,159	(594,395)	2,328,764
Reorganization item, professional fees related to bankruptcy and pursuit of claims	(1,109,017)		(1,109,017)

Income before income taxes and majority interest	1,814,142	(594,395)	1,219,747
Income tax benefit	—		—

Income before majority interest	1,814,142	(594,395)	1,219,747
Majority interest	(812,533)		(812,533)

Income from continuing operations	1,001,609	(594,395)	407,214
Loss on disposal of discontinued operations			—

Net Income	$1,001,609	$(594,395)	$407,214

Net income per common share	$0.002		$0.001

Weighted average shares outstanding	491,922,517		491,922,517

	STATEMENT OF OPERATIONS
	Six Months Ended June 30, 2005
	As Originally Reported	Adjustments	As Restated
Revenue	$17,921,161	$—	$17,921,161
Cost of sales	12,624,453		12,624,453

Gross profit	5,296,708		5,296,708
Selling, general and administrative expenses	3,239,182		3,239,182
Research and development expenses	320,651		320,651

Income (loss) from operations before reorganization item, income taxes and majority interest	1,736,875	—	1,736,875
Other income (expense):
Gain on extinguishment of debt, bankruptcy	3,983,307		3,983,307
Loss on disposal of assets	6,669		6,669
Miscellaneous income	168,311		168,311
Interest expense	(188,282)		(188,282)
Interest expense, write off and amortization of debt discount	(6,600,000)	2,750,941	(3,849,059)
Equity in loss of uncolidated affiliate	(130,086)		(130,086)

Income (loss) before reorganization item, income taxes and majority interest	(1,023,206)	2,750,941	1,727,735
Reorganization item, professional fees related to bankruptcy and pursuit of claims	(1,432,678)		(1,432,678)

Income (Loss) before income taxes and majority interest	(2,455,884)	2,750,941	295,057
Income tax benefit	—		—

Income (loss) before majority interest	(2,455,884)	2,750,941	295,057
Majority interest	(958,508)		(958,508)

Loss from continuing operations	(3,414,392)	2,750,941	(663,451)
Loss on disposal of discontinued operations	(137,636)		(137,636)

Net Loss	$(3,552,028)	$2,750,941	$(801,087)

Net Loss per common share	$(0.01)		$(0.002)

Weighted average shares outstanding	436,138,461		436,138,461

	STATEMENT OF CASH FLOWS
	Six Months Ended June 30, 2005
	As Originally Reported	Adjustments	As Restated
Cash flows from operating activities
Net income (loss)	$(3,552,028)	$2,750,941	$(801,087)
Adjustments to reconcile net loss to net cash flows from operating activities:
Expenses funded through stock issuance	695,000		695,000
Write off and amortization of debt discount	6,600,000	(2,750,941)	3,849,059
Depreciation and amortization	142,416		142,416
Gain on cancellation of debt	(3,983,307)		(3,983,307)
Equity in loss of unconsolidated affiliates	130,086		130,086
Loss on disposal of discontinued operations	137,636		137,636
Gain on disposal of assets	(6,669)		(6,669)
Increase (decrease) in cash due to changes in:
Current assets	(967,758)		(967,758)
Current liabilities	(415,117)		(415,117)

Net cash flows from operating activities	(1,219,741)	—	(1,219,741)

Cash flows from investing activities:
Acquisition of property and equipment	(178,545)		(178,545)
Purchase of investments in unconsolidated affiliates	(1,050,000)		(1,050,000)

Net cash flows from investing activities	(1,228,545)	—	(1,228,545)

Cash flows from financing activities:
Proceeds from note payable related party	1,791,516		1,791,516
Repayment of long-term debt	(6,520,636)		(6,520,636)
Proceeds from Laurus credit facility	7,973,038		7,973,038

Net cash flows from financing activities	3,243,918	—	3,243,918

Increase (decrease) in cash	795,632		795,632
Cash, beginning of period	1,482,383		1,482,383

Cash, end of period	$2,278,015	$—	$2,278,015

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

FORM 10-QSB/A

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

FORM 10-QSB/A

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

FORM 10-QSB/A

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

FORM 10-QSB/A

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

FORM 10-QSB/A

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

FORM 10-QSB/A

Interest expense increased from $105,955 for the six month period ended June 30, 2004 to $188,282 for the six months ended June 30, 2005, an increase of approximately 63.9%. this increase in interest expense is due primarily to the new credit facility.

Interest expense – write off and amortization of debt discount is an accounting charge recorded during the first quarter of 2005 relative to the beneficial conversion features of the Laurus credit facility. There were no similar charges recorded for the three or six months period ended June 30, 2004.

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

FORM 10-QSB/A

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

Since the acquisition of EME in August of 2004, the Company is no longer experiencing negative operating cash flows. Working capital as of June 30, 2005 was approximately $4.6 million and stockholders equity was approximately $22.3 million.

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

FORM 10-QSB/A

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

FORM 10-QSB/A

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

FORM 10-QSB/A

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

At the closing of the foregoing financing from Laurus, on March 31, 2005, the Company received $3,000,000 in connection with the convertible term note. In addition, the Company is permitted to borrow an amount based upon its eligible accounts receivable and inventory, pursuant to the convertible minimum borrowing note and the revolving note. Accordingly at the closing, the Company received an additional $3,600,000 at closing, and $1,400,000 on May 15, 2005 for an aggregate of $8,000,000 in financing from Laurus.

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