Form 10QSB
period 2005-09-30
EARTHFIRST TECHNOLOGIES INC
filed 2005-11-30
CIK 1056748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended – September 30, 2005

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

(813) 238-5010

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 7, 2005: 598,046,693 shares $ .0001 par value common stock.

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

FORM 10-QSB

EARTHFIRST TECHNOLOGIES, INCORPORATED

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash	$1,060,763	$1,482,383
Accounts receivable – net	8,058,899	8,511,692
Cost and estimated earnings in excess of billings on uncompleted contracts	1,602,100	986,269
Inventory	1,349,938	1,400,635
Prepaid expenses and other current assets	188,948	75,034

Total current assets	12,260,648	12,456,013

Property and equipment, net	4,624,356	4,340,490
Investment in unconsolidated affiliates	798,350
Intangible assets	15,323,152	15,323,152
Loan costs and discounts	706,459
Other assets	438,899	571,603

	$34,151,864	$32,691,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long term debt	$85,963	$151,898
Secured revolving note payable	3,348,447
Secured convertible term note payable	1,200,000
Discount on secured notes payable – net	(2,285,829)
Plan of reorganization obligations, current		2,350,000
Accounts payable and accrued expenses	3,940,175	6,111,140
Billings in excess of cost and estimated earnings on uncompleted contracts	800,776	1,047,565
Current maturities of notes payable, related parties		715,122

Total current liabilities	7,089,532	10,375,725

Secured revolving note payable, non current	1,000,000
Secured convertible term note payable, non current	1,800,000
Discount on secured notes payable – net	(1,230,831)
Plan of reorganization obligations, non current		7,594,074
Other liabilities	967,762	1,081,802
Notes payable, related parties, less current maturities		6,697,519
Long term debt, less current maturities		120,785

Total liabilities	9,626,463	25,869,905

Majority interest	2,198,617	1,254,025
Commitments and contingencies (Note 9)	—	—

Stockholders’ equity:
Common stock, par value $.0001, 750,000,000 shares authorized, 598,046,693 shares and 301,770,150 shares issued and outstanding at September 30, 2005 and December 31, 2004	59,804	30,177
Additional paid-in capital	92,804,627	56,795,183
Accumulated deficit	(69,269,587)	(49,989,972)

	23,594,844	(6,835,388)
Less treasury stock (1,950,000 shares at cost)	(1,268,060)	(1,268,060)

Total stockholders’ equity:	22,326,784	5,567,328

	$34,151,864	$32,691,258

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND THE NINE MONTHS ENDED

SEPTEMBER 30, 2005 AND 2004

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue	$10,526,009	$3,376,936	$28,447,170	$3,506,936
Cost of sales	7,879,108	2,866,600	20,503,561	2,866,600

Gross profit	2,646,901	510,336	7,943,609	640,336

Selling, general and administrative expenses	1,947,185	816,399	5,186,367	1,218,203
Research and development expenses	104,064	191,656	424,715	2,333,600

Income (loss) from operations before reorganization item, income taxes and majority interest	595,652	(497,719)	2,332,527	(2,911,467)

Other income (expense):
Gain on extinguishment of debt, bankruptcy	180,433		4,163,740
Gain on disposal of assets	33,370		40,039
Miscellaneous income	148,155	9,284	316,466	9,284
Interest expense	(166,266)	(111,170)	(354,548)	(217,126)
Interest expense write off and amortization of debt discount	(324,195)		(4,173,254)
Equity in loss of unconsolidated affiliates	(121,563)		(251,649)
Related party stock based compensation	(18,260,000)		(18,260,000)

Loss before reorganization item, income taxes and majority interest	(17,914,414)	(599,605)	(16,186,679)	(3,119,309)

Reorganization item, professional fees related to bankruptcy and pursuit of claims	(278,030)	(166,297)	(1,710,708)	(166,297)

Loss before income taxes and majority interest	(18,192,444)	(765,902)	(17,897,387)	(3,285,606)

Provision for income taxes
Income (loss) before majority interest	(18,192,444)	(765,902)	(17,897,387)	(3,285,606)
Majority interest	(286,084)	(77,518)	(1,244,592)	(77,518)

Loss from continuing operations	(18,478,528)	(843,420)	(19,141,979)	(3,363,124)

Loss on disposal of discontinued operations			(137,636)

Net Loss	$(18,478,528)	$(843,420)	$(19,279,615)	$(3,363,124)

Net Income (loss) per common share	$(.03)	$(.003)	$(.04)	$(.013)

Weighted average shares outstanding	535,524,754	274,847,073	469,631,345	251,744,769

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(UNAUDITED)

	2005	2004
Cash flows from operating activities:
Net loss	$(19,279,615)	$(3,363,124)
Adjustments to reconcile net loss to net cash flows from operating activities:
Expenses funded through stock issuance	695,000	1,800,000
Related party compensation funded through stock issuance	18,260,000
Minority interest in joint venture		77,518
Write off and amortization of debt discount	4,173,254
Depreciation and amortization	242,305	11,735
Gain on cancellation of debt	(4,163,740)
Equity in loss of unconsolidated affiliates	251,649
Loss on disposal of discontinued operations	137,636
Gain on disposal of assets	(40,039)
Increase (decrease) in cash due to changes in:
Current assets	(543,754)	(143,860)
Current liabilities	(2,053,961)	822,588

Net cash flows from operating activities	(2,321,265)	(795,143)

Cash flows from investing activities:
Acquisition of property and equipment	(599,984)	(2,256,817)
Purchase of investments in unconsolidated affiliates	(1,050,000)
Cash acquired in business acquisition		3,174,317

Net cash flows from investing activities	(1,649,984)	917,500

Cash flows from financing activities:
Proceeds from note payable, related party	1,791,516	2,226,998
Proceeds from option exercise	190,000
Repayment of long-term debt	(5,780,334)
Proceeds from Laurus credit facility	7,348,447

Net cash flows from financing activities	3,549,629	2,226,998

Increase (decrease) in cash	(421,620)	2,349,355
Cash, beginning of period	1,482,383	3,529

Cash, end of period	$1,060,763	$2,352,884

Supplemental schedule of non-cash financing and investing activities:

During 2005, the Company:

•	Converted $9,204,157 of related party debt to 189,643,210 shares of common stock

•	Loan costs of $390,290 funded through proceeds of Laurus credit facility

•	Retired secured creditor in the amount of $1,676,967 through proceeds of Laurus credit facility

•	Reduced accounts payable in the amount of $51,848 through proceeds of Laurus credit facility

During 2004, the Company:

•	Converted $3,934,010 of related party debt to 49,175,125 shares of common stock

•	Converted $1,400,000 of related party debt to 10,000,001 shares of common stock

•	Issued 15,000,000 shares of common stock in acquisition of the remaining 30% interest in a joint venture, the principal asset of which consisted of approximately $1,800,000 of in progress research and development, which is required to be expensed immediately.

•	Issued 40,000,000 shares of common stock in exchange for the stock of Electric Machinery Enterprises, Inc. having net assets as follows:

Cash	$3,174,317
Accounts receivable and other assets	11,460,476
Property and equipment	2,023,364
Other assets	390,289
Value of goodwill associated with acquisition	15,323,152
Accounts payable and other current liabilities	(6,540,682)
Related party borrowings	(4,199,926)
Liabilities subject to compromise	(14,540,195)
Majority interest in Cayman joint venture	(823,795)

Value of common stock issued	$6,267,000

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount
Balances, December 31, 2004	301,770,150	$30,177	$56,795,183	$(49,989,972)	$(1,268,060)	$5,567,328

Conversion of notes payable, related party to stock	189,643,210	18,964	9,185,193	—	—	9,204,157
Options and warrants issued in connection with debt			3,562,062			3,562,062

Beneficial conversion feature associated with debt			4,127,852	—	—	4,127,852
Stock issued for professional services	4,633,333	463	694,537			695,000
Stock issued as partial exercise of Laurus Fund Options	19,000,000	1,900	188,100			190,000
Stock issued as compensation for related party	83,000,000	8,300	18,251,700			18,260,000
Net loss				(19,279,615)		(19,279,615)

Balances September 30, 2005 (unaudited)	598,046,693	$59,804	$92,804,627	$(69,269,587)	$(1,268,060)	$22,326,784

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

1.	Nature of business, basis of presentation and summary of significant accounting policies:

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

Through its Electric Machinery Enterprises, Inc. subsidiary (EME), the Company performs services as an electrical contractor and subcontractor in the construction of commercial and municipal projects primarily located in Florida and the Caribbean

Basis of presentation:

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

Cash and cash equivalents:

Cash and cash equivalents are comprised of highly liquid instruments with original maturities of three months or less. The Company maintains its financial instruments in a variety of high-credit quality financial institutions. The cash balance includes no cash equivalents at September 30, 2005.

Accounts Receivable and Customer Concentrations:

Accounts receivable are customer obligations due under normal trade terms. Retainage on construction contracts, which aggregate $1,159,165 and are included in accounts receivable, are contractual obligations of the customer that are withheld from progress billings until project completion, generally collected within one year. The Company performs continuing credit evaluations of its customers’ financial condition and does not require collateral.

Senior management reviews receivables on a weekly basis to determine if any amounts may become uncollectible. Any contract receivable balances that are determined to be uncollectible, along with a general reserve, are included in the allowance for doubtful accounts. After all reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes the allowance for doubtful accounts of $200,000 is adequate as of September 30, 2005.

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

Accounts receivables from one customer accounted for 31% of the Company’s trade accounts receivable balance at September 30, 2005. In addition, revenues from this one customer represented approximately 73% of all offshore sales and approximately 46% of total sales in 2005. This Construction contract is performed in the Cayman Islands.

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

Revenues recognized from solid waste transactions during the three and nine months ended September 30, 2004 are the result of contracted monthly minimum draws against sales commissions on the products of a polymer manufacturing company, and the receipt of license fees granting the exclusive option to purchase total rights to the CAVD technology for use in certain geographical areas. License revenue is recognized upon receipt as there are no future obligations associated with such revenue. The revenue recognized from solid waste transactions during the three and nine months ended September 30, 2005 consisted of the sale of by-products.

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

Contract Claims

As of September 30, 2005 the Company has certain contracts and claims in various stages of negotiation, arbitration and litigation in the approximate amount of $9,000,000. The Company is attempting to resolve these matters, and expects to be successful in recovering these amounts. However, as in all matters in litigation, the outcome is not certain and amounts recovered, if

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

any, could be materially different than expected. The Company does not record contract claims until such claims are realized pursuant to guidance in Statement of Position 81-1 Accounting for Performance Construction-Type and Certain Production-Type Contracts. The guidance states that “recognition of amounts of additional contract revenue relating to claims is appropriate only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated.” Those two requirements are satisfied by the existence of all of the conditions described in the pronouncement. All of the conditions were not present so these claims are considered to be contingent gains and will be recorded when realized. These amounts, which are not carried as assets on the balance sheet, will be recorded as revenue when such claims are settled.

Fair value of financial instruments:

At September 30, 2005, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and notes payable approximate fair value based either on the short term nature of the instruments or on the related interest rate approximating the current market rate.

In March 2005 the company purchased 7,500,000 newly issued shares of Hybrid Fuel Systems, Inc. (“Hybrid”) common stock for $300,000. In April 2005 the Company purchased 15,000,000 newly issued shares of Nanobac Pharmaceuticals, Inc. (“Nanobac”) common stock for $750,000. Both of these companies are publicly traded companies that are listed on the Bulletin Board on NASDAQ under the symbols of HYFS.OB and NNBP.OB respectively. The principal stockholder of EarthFirst holds substantial equity interests in both of these companies. Therefore, the investments in these affiliates are accounted for using the equity method of accounting as explained in note 5.

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

September 30,	2005	2004
Shares issuable upon exercise of outstanding options	12,820,668	9,250 000
Shares issuable upon exercise of outstanding warrants	11,162,790	- 0 -
Shares issuable upon conversion of debentures	33,789,474	- 0 -

Total	57,772,932	9,250,000

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

At the closing of the foregoing financing from Laurus, on March 31, 2005, the Company received $3,000,000 in connection with the convertible term note. In addition, the Company is permitted to borrow an amount based upon its eligible accounts receivable and inventory, pursuant to the convertible minimum borrowing note and the revolving note. Accordingly, the Company received an additional $3,600,000 at closing, and $1,400,000 on May 15, 2005 for an aggregate of $8,000,000 in financing from Laurus.

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

120% of the full principal amount of the convertible notes are due upon default under the terms of convertible notes. Laurus has contractually agreed to restrict its ability to convert pursuant to the terms of the convertible notes to an amount that would be convertible into that number of Conversion shares which would exceed the difference between 4.99% of the outstanding shares of Common Stock, and the number of shares of Common stock beneficially owned by the holder and issuable to the holder upon the exercise of the warrant and the option held by such holder. The intent is that at no time shall Laurus own more than 4.99% of the outstanding Common Stock of the Company.

The Company is obligated to file a registration statement registering the resale of shares of the Company’s common stock issuable upon conversion of the convertible notes, exercise of the warrant and exercise of the option. If the registration statement is not filed by May 30, 2005, or declared effective by January 31, 2006, or if the registration is suspended other than as permitted, in the registration rights agreement between the Company and Laurus, the Company is obligated to pay Laurus certain fees and the obligations may be deemed to be in default. The Company has filed this registration statement and is preparing a response to the second round of comments from the SEC.

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

The fair value of the total proceeds through September 30, 2005 was allocated as follows:

Value of Beneficial Conversion Feature	$4,127,852
Value associated with Options	2,726,078
Value associated with Warrants	835,984
Value allocable to debt	310,086

$8,000,000

The Company has recorded both the beneficial conversion feature and debt discounts associated with the convertible debt instruments, options and warrants issued, all of which have a three year term. The Line of Credit, which is subject to a lock-box arrangement, contains a subjective acceleration clause. Because the instruments are immediately convertible, the value assigned to the beneficial conversion feature is being amortized to interest expense over the three-year life of the debt agreement, using the effective interest method, while the fair values associated with the options and warrants (determined using the Black-Scholes option pricing model) has been expensed at issuance. The assumptions used in the fair value calculation were as follows:

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

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

Cumulative accretion of the debt discount associated with the beneficial conversion feature during the nine months ended September 30, 2005 amounted to $611,192.

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

Summary financial information for the combined entities as of September 30, 2005 and the nine months then ended is as follows:

Balance Sheet
Current assets	$558,306
Other assets	10,669,324

Total assets	$11,227,630

Current liabilities	$5,058,376
Other liabilities	2,948,498
Stockholders equity	3,220,756

Total liabilities and Stockholders equity	$11,227,630

Statement of operations
Revenue	$728,282

Gross profit	$333,920

Net loss	$(4,786,487)

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

The fair market value of theses investments as of September 30, 2005 (based upon the market price of common stock of each of the investee’s) approximated $4,000,000. On November 4, 2005, these investments were sold to John Stanton for an amount equal to the original investment.

5.	Contracts in Progress

Uncompleted contracts at September 30, 2005 are summarized as follows:

Costs incurred on uncompleted contracts	$15,118,330
Estimated earnings on uncompleted contracts	2,636,038

17,754,368
Less billings to date	(16,953,044)

$801,324

The components of this amount are included on the balance sheet under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$1,602,100
Billings in excess of costs and estimated earnings on uncompleted contracts	(800,776)

$801,324

6.	Property, Plant and Equipment

Property, plant and equipment consisted of the following at September 30, 2005:

Land	$52,244
Buildings	1,267,139
Leasehold improvements	832,900
Equipment	1,314,838
Vehicles	857,757
Furniture, fixtures and other	108,124

4,433,002
Less accumulated depreciation	(2,612,910)

1,820,092
Construction in process	2,804,264

$4,624,356

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

Construction in process represents the costs of constructing the Company’s CAVD reactor in Mobile, Alabama, and a mobile batch reactor, both of which are anticipated to be placed in service in the fourth quarter of 2005.

7.	Notes Payable / Credit Facility

Notes payable consisted of the following at September 30, 2005:

Promissory note payable to vendor in lieu of payment on administrative claim, no accrued interest; bi monthly payments of $7,500, with final payment of $25,638 by January 1, 2006		$40,637

Insurance premium finance agreement, payable in nine monthly payments of $6,403, bearing interest at 8.25%, to premium assignment corporation		37,316

Installment notes payable to a bank and finance company, with monthly payments of approximately $1,372 including interest monthly payments of approximately $8,157 including interest, from 5.33% to 15%, secured by equipment		8,010

		85,963
Less current maturities		(85,963)

Notes payable – non-current portion	$	- 0 -

Credit facilities payable consisted of the following at September 30, 2005:

Secured Revolving Note, Laurus, including a Convertible Minimum Borrowing Note component of $ 1,000,000 secured by all of the assets of the Company, including but not limited to inventory, accounts receivable and a pledge of the stock of all of its subsidiaries, bearing interest at prime plus 2.0% (8.75% at September 30, 2005)	$4,348,447

Secured Convertible Term Note, Laurus, secured by all of the assets of the Company, including but not limited to inventory, accounts receivable and a pledge of the stock of all of its subsidiaries, due in 30 monthly installments of $100,000 plus interest at prime plus 2.5% (9.25% at September 30, 2005) commencing October 1, 2005

3,000 000

7,348,447
Less current maturities	(4,548,447)

Credit facilities payable – non-current	$2,800,000

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

Future maturities of notes payable are as follows:

Years ending September 30,
2006	$85,963

$85,963

Future maturities of credit facilities payable are as follows:

Years ending September 30,
2006	$4,548,447
2007	1,200,000
2008	1,600,000

$7,348,447

8.	EME Bankruptcy and Plan of Reorganization Obligations

On May 29, 2003, (“Petition Date”), Electric Machinery Enterprises, Inc. (the “Debtor”) filed a petition or relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida (“the Bankruptcy Court”). Under Chapter 11, certain claims against the debtor in existence prior to the filing of the petitions for relief under the Bankruptcy Code were stayed while the Debtor continued business operations as Debtor-In-Possession. The remaining balances of these claims as of September 30, 2005, are reflected in the balance sheet as liabilities subject to compromise and accounts payable.

The Plan of Reorganization (the “Plan”) filed on behalf of Electric Machinery Enterprises, Inc. was confirmed by the Bankruptcy Court on December 9, 2004. The plan provides for the restructure of debt, and orderly discharge of pre-petition priority and administrative claims. The restructured obligations under the Plan as of September 30, 2005 consisted of the following:

Administrative debt
Costs and legal expenses for the administration of the reorganization case	$107,808
Unsecured debt
55% of pre-petition accounts payable	379,961

487,769
Bankruptcy trustee advance payment	(500,000)

$(12.231)

As the advance payment exceeds any liability associated with these plan of reorganization obligations, this overpayment has been netted against accounts payable and accrued expenses on the balance sheet.

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

The total rent expense for the nine months ended September 30, 2005 was approximately $549,649, of which approximately $513,027 was for the facility leased from the related corporation.

Approximate future minimum rentals on noncancellable leases at September 30, 2005 are as follows:

Year ending September 30,
2006	$732,867
2007	724,979

$1,457,846

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

EFTI adopted the “EarthFirst Technologies, Incorporated 401(k) Savings Plan” effective October 1, 2005. The Plan covers all employees of the Company employed on October 1, 2005 who have attained the age of 21. Otherwise, eligibility to participate in the Plan is established after having completed six months of service and having attained age 21. The Plan provides for a matching contribution equal to 25% of the amount of salary reduction deferral elected by the employee up to 4% of the employees annual payroll compensation. The Company did not make any contributions for the three and nine months ended September 30, 2005 or 2004.

EME adopted a 401(k) savings plan effective January 1, 1997. The Plan covered all employees who were at least 18 years of age with one or more years of service. The Company did not make any discretionary contributions for the three and nine months ended September 30, 2005 or 2004. Effective November 1, 2005, the Electric Machinery Enterprises, Inc. 401(k) Savings Plan will be merged into the EarthFirst Technologies, Incorporated 401(k) Savings Plan.

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

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

Material related party transactions that have been entered into by the Company that are not otherwise in these notes are summarized below:

Notes payable, related parties consisted of two notes payable to an entity controlled by the Company’s Chairman of the Board (John Stanton) (also a principal stockholder) pursuant to revolving lines of credit secured by all of the assets of EarthFirst.

On February 23, 2005, the entire remaining balance of amounts due under these notes in the amount of $9,204,157 was converted into 189,643,210 shares of the Company’s common stock. As of March 31, 2005 there are no remaining amounts due to related parties.

The Company leases and rents the real property, building, and all other improvements located at 2515 E Hanna Avenue, Tampa, Florida 33610 from Hanna Properties, Inc., a related party affiliated with Jaime Jurado, the Vice Chairman of EFTI. Mr. Jurado owns 45.425% of the common stock of Hanna Properties, Inc. This property consists of 29,680 sq. ft. of office space, 80,320 sq. ft. of warehouse space and 26,992 sq. ft. of garage and workshop space. Monthly rental including sales tax, but excluding real estate taxes and insurances is $52,133. This lease obligation was assumed pursuant to EME’s reorganization plan for a period of two years, at which time EarthFirst has the option to re-evaluate. This location is the corporate headquarters of EarthFirst Technologies Incorporated and its subsidiaries.

On August 29, 2005, the Company issued 83,000,000 shares of common stock as stock based compensation to entities affiliated with or controlled by John Stanton, Chairman of the Board, for services rendered from the inception of his involvement with the Company through the acquisition and reorganization of EME. Included in this issuance were those shares entitled to be issued by EFTI as a plan proponent to the EME bankruptcy, and authorized by the Fourth Amended Plan of Reorganization of EME pursuant to Section 1145 of the Bankruptcy Code. Compensation expense associated with this transaction, calculated based upon the market price of the Company’s stock on the date of grant was $18,260,000.

13.	Stockholders equity:

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

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

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

On January 30, 2004, the Company and WESCO entered into a separate agreement whereby in exchange for 70% of Holdings (bringing the Company’s ownership to 100% of this newly created joint venture holding company) the Company issued 15,000,000 shares of the Company’s stock in exchange for certain solid waste technology (in-process research and development), which was paid to WESCO’s remaining stakeholders (“Solid Waste”). This transaction was valued at the common stock trading market value of $0.12 per share on the date of the agreement. Future stock issuances to the principals of WESCO contemplated under the agreement are as follows:

Upon sale of first 13 reactors	5 million common shares
Upon sale of 13 additional reactors	5 million common shares

14.	Subsequent Events

On November 4, 2005, the Company sold its investment in Hybrid Fuel Systems, Inc., and Nanobac Pharmaceuticals, Inc. to our Chairman of the Board, John Stanton for $1,050,000, which is equal to the original investment in these companies. Both of these companies are publicly traded companies, of which John Stanton holds substantial equity interests in.

On November 22, 2005, the Board of Directors approved the issuance of preferred shares of stock to John Stanton, our Chairman of the Board and/or entities affiliated with or controlled by him in exchange for 120,000,000 common shares. The preferred shares are to be non-voting, non-convertible, and redeemable only at the discretion of the Company. The remaining terms of the preferred shares have not yet been determined.

15.	Management’s plans regarding liquidity and capital resources:

The Company experienced recurring net losses since its inception and, as such, experienced negative operating cash flows through most of 2004. The Company has historically funded these negative operating cash flows with proceeds from sales of common and preferred stock, as well as notes and convertible debentures payable.

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

In December 2000 and again in January 2003, the Company entered into multiple revolving line of credit promissory notes with entities related to John Stanton, the Company’s Chairman of the Board, secured by all of the assets of the Company. Each revolving note was a demand loan, which meant that the lender could demand full repayment of the loan at any time. The promissory notes related to each revolving line of credit merely provided for a loan up to a stated amount. There was no obligation on the part of the related party to make any loans pursuant to these agreements if the loan balance was less than the stated amount. There was no obligation on the part of the related parties to make any additional loans.

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

Since the acquisition of EME in August of 2004, the Company is no longer experiencing negative operating cash flows. Working capital as of September 30, 2005 was approximately $5.1 million and stockholders equity was approximately $22.3 million.

The Company generated a net income in the fourth quarter of 2004 of $1,096,136, a net operating profit of $524,234 in the first quarter of 2005, a net operating profit of $1,212,641 in the second quarter of 2005, and a net operating profit of $595,652 in the third quarter of 2005.

On March 30, 2005, the Company closed an agreement with Laurus Master Funds, Ltd. on a senior credit facility aggregating up to $8 million. The initial funding under this agreement was $6.6 million. This transaction allowed the Company to take advantage of discounts relative to the settlement of the secured debt in EME’s bankruptcy, as well as provide working capital. Generally Accepted Accounting Principles required a debt discount to be recorded on the balance sheet representing the beneficial conversion value of the debt instrument, and a non cash expense to be recorded representing the fair value of the options and warrants accompanying the debt. As of September 30, 2005, the amount of the unamortized discount recorded was $3,516,660.

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

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

process as well as a timelier monitoring of job progress as work is performed. More efficient data gathering and processing are providing better information through improved internal reporting models, affording management better information for decision making.

EME has also developed a strategy to enter the residential marketplace as an electrical contractor. It is anticipated that EME may have certain competitive advantages that may allow it to successfully operate profitably in this market. EME is a large contractor and has an established presence in the State of Florida. According to statistical information published by the Rand Corporation on the internet at www.fl.rand.org/cgi-bin/monthly.cgi, residential single unit construction permits averaged over 14,000 per month during 2004. Management believes that large home builders that develop residential properties throughout the state would prefer to have a single electrical contracting company to provide services to all of their developments rather than having to contract individually in each locality. These services are currently being offered on a small scale to prove the economic viability of this endeavor.

The hurricane seasons of 2004 and 2005, as unfortunate as they were, are providing a large expanse of work opportunity in the Caribbean islands. EME has a long history of providing services in these geographical areas, and management believes this will be a very strong segment of the Company’s business for several years.

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

On May 10, 2005, in response to the signing of a memorandum of understanding, the Company, in conjunction with Triad Companies, a New Jersey based, multi-discipline firm specializing in electrical and mechanical systems for petrochemical, industrial, commercial and government agencies, formed Prime Power of Tampa, Inc., a Florida corporation. The equity of this new company is owned 51% EME and 49% Triad. This company will focus on selected power engineering and construction projects, including large utility projects, large offshore projects and owner-directed design/build opportunities.

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

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

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

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

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

Commencing with the Company’s acquisition of EME in the fourth quarter of 2004, the Company operates in two business segments. The waste disposal segment is focused on research and development and bringing the existing technologies to commercial realization. The new Contracting segment operates electrical contracting and subcontracting services on commercial and municipal construction projects primarily in Florida and the Caribbean. The Caribbean projects are all denominated in U.S. currency. Segment information for the nine months ended September 30, 2005 is as follows:

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

	Waste Disposal	Contracting	Total
Revenue	$5,401	$28,441,769	$28,447,170
Cost of Sales		20,503,561	20,503,561

Gross profit	5,401	7,938,208	7,943,609
Selling, general and administrative expenses	628,521	3,321,842	3,950,363
Research and development expenses	306,992		306,992

Income (loss) from operations before reorganization item, income taxes and majority interest	(930,112)	4,616,366	3,686,254
Other income (expense)
Gain on extinguishment of debt, bankruptcy		4,163,740	4,163,740
Gain on disposal of assets		40,039	40,039
Miscellaneous income		316,466	316,466

Income (loss) before reorganization item, Income taxes and majority interest	(930,112)	9,136,611	8,206,499
Reorganization item, professional fees related to bankruptcy and pursuit of claims		(1,710,708)	(1,710,708)

Income (loss) before majority interest	(930,112)	7,425,903	6,495,791
Majority interest		(1,244,592)	(1,244,592)

Income (loss) from continuing operations	(930,112)	6,181,311	5,251,199
Loss on disposal of discontinued operations		(137,636)	(137,636)

Net Income (loss)	$(930,112)	$6,181,311	$5,113,563

Total Assets	$2,812,764	$29,767,990	$32,580,754

Goodwill		$15,323,152	$15,323,152

Reconciliation of Segment Amounts Reported to Condensed Consolidated Amounts
Revenue
Total revenues for reportable segments		$28,447,170

Total consolidated revenue		$28,447,170

Net income (loss)
Total income (loss) for reportable segments		$5,113,563
Unallocated amounts relating to corporate operations
Selling, general and administrative expenses		(1,236,004)
Research and development expenses		(117,723)
Interest expense		(354,548)
Interest expense, write off and amortization of debt discount		(4,173,254)
Equity in loss of unconsolidated affiliates		(251,649)
Related party stock based compensation		(18,260,000)

Total consolidated net loss		$(19,279,615)

Assets
Total assets for reportable segments		$32,580,754
Corporate investments and other assets		1,571,110

Total consolidated assets		$34,151,864

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

Carbon Technologies

The Company’s efforts in commercializing the technologies it has developed for carbon products have been slowed due to the current emphasis on our solid waste technologies. The technology developed is promising and the Company intends to pursue commercialization in the future. We believe that the research and development efforts conducted by the Company have yielded results that may produce superior qualities in a wide range of water treatment applications.

Electrical Contracting – Electric Machinery Enterprises

The Company performs electrical contracting and subcontracting services on commercial and municipal projects primarily in Florida and the Caribbean through its subsidiary Electric Machinery Enterprises, Inc. (“EME”).

EME was profitable in the fourth quarter of 2004, and each quarter of 2005. Accordingly, we are optimistic about the prospects for EME’s future profitability and believe its recent emergence from the jurisdiction of the Bankruptcy Court will enable it to obtain contracts that may previously have not been available.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004.

Revenues for the three month period ending September 30, 2005 exceeded those of 2004 by $7,149,073. Revenues for the nine month period ending September 30, 2005 exceeded those of 2004 by $24,940,234. This large increase in revenues is a result of consolidating the financial statements with EME from its acquisition date. The acquisition of EME took place in August of 2004, and consequently the revenues for the three and nine month periods ended September 30, 2004 only included one month of EME revenues, where the year of 2005 includes nine months of revenue from EME.

Cost of sales for the three month period ending September 30, 2005 exceeded those of 2004 by $5,012,508. Cost of sales for the nine month period ending September 30, 2005 exceeded those of 2004 by $17,636,961. The large increase in cost of sales are a result of consolidating the financial statements with EME from its acquisition date. The acquisition of EME took place in August of 2004, and consequently the cost of sales for the three and nine month periods ended September 30, 2004 only included one month of EME costs, where the year of 2005 includes nine months of costs from EME.

Selling, general and administrative expenses for the three-month period ending September 30, 2005 increased by $1,130,786, from $816,399 in the prior year, to $1,947,185 in the current period, or an increase of approximately 139% compared to the three-month period ending September 30, 2004.

Selling, general and administrative expenses for the nine month period ending September 30, 2005 increased by $3,968,164, from $1,218,203 in the prior year, to $5,186,367 in the current period, or an increase of approximately 326% compared to the nine month period ending September 30, 2004.

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

Selling, general and administrative expenses for the prior year, with the exception of one month of activity for EME, related primarily to the administrative expenditures incurred as a public entity, legal fees related to ongoing litigation, and expenditures for marketing, promotion, and related efforts incurred in connection with our investigation of the carbon market. For the current year, these expenses amounted to $1,149,538 representing an increase of $675,807 or approximately a 143% increase over the prior year. The expenses pertaining to the carbon market in the current year are representative of a full three quarters of operations compared to only eight months for the prior year, as WESCO began operating as a subsidiary of EarthFirst at the end of January in 2004. Since the acquisition of EME in August of 2004, administration expenses of the public company pertaining to the oversight of EME have caused an increase as well.

Selling, general and administrative expenses for the current year that include expenses directly attributable to the operations of EME were $3,321,842. There were no expenses relative to EME in the prior year.

Research and development expenses for the three months ended September 30, 2005 decreased from $191,656 to $104,064, or a 46% decrease when compared to the three month period ended September 30, 2004. This decrease is due to the maturity of the technology, and a reduction of expenditures for development and an increase in sales and marketing.

Research and development expenses for the nine months ended September 30, 2004 in the amount of $2,333,600 included $1,800,000 of “In Process Research and Development”, and $533,600 of operational research and development expenses. The operational research and development expenses for the nine months ended September 30, 2005 of $424,715 represent a decrease of approximately 21% when compared to the prior year in the amount of $108,885. The $1,800,000 recorded in 2004 represents the acquisition of the intellectual property acquired in the January 2004 WESCO transaction. This amount was funded by non-monetary assets, and is a non-recurring expenditure.

Income from operations increased by $1,093,371 from a loss for the three months ended September 30, 2004 of $497,719, to a profit of $ 595,652 for the three months ended September 30, 2005. This increase is due to the results of operations from the consolidated subsidiary of EME.

Income from operations increased by $5,243,994 from a loss for the nine months ended September 30, 2004 of $2,911,467 to a profit of $2,332,527 for the nine months ended September 30, 2005. This increase is due to the results of operations from the consolidated subsidiary of EME.

During the three months ended September 30, 2005, the Company realized a gain on cancellation and restructure of debt in the amount of $180,433 attributable to the settlement of the unsecured creditors in EME’s plan of reorganization. The Company did not realize any gain on extinguishment of debt during the three months ending September 30, 2004.

Related party stock based compensation for the three months and nine months ended September 30, 2005 in the amount of $18,260,000 is a one time transaction representative of compensation for the services of John Stanton, Chairman of the Board.

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

During the nine months ended September 30, 2005, the company realized a gain on extinguishment of debt in the amount of $4,163,740, attributable to the settlement of the secured creditor and the unsecured creditors in EME’s plan of reorganization. The Company did not realize any gain on extinguishment of debt during the nine months ending September 30, 2004.

Interest expense increased from $111,170 for the three-month period ended September 30, 2004 to $490,461 for the three months ended September 30, 2005, an increase of approximately 342%. This increase in interest expense is due primarily to the new credit facility, and the amortization of the debt discount associated with it.

Interest expense increased from $217,126 for the nine month period ended September 30, 2004 to $965,740 for the nine months ended September 30, 2005, an increase of approximately 345%. This increase in interest expense is due primarily to the new credit facility, and the amortization of the debt discount associated with it.

Interest expense – beneficial conversion is an accounting charge recorded during the first and second quarters of 2005 relative to the beneficial conversion features of the Laurus credit facility. This is a one time non-cash charge against the current period based on a fair valuation of the intrinsic value of the beneficial conversion features of the options and warrants granted at the time of closing on the credit facility. There were no similar charges recorded for the three or nine month periods ended September 30, 2004.

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

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.

LIQUIDITY AND CAPITAL RESOURCES

The Company experienced net losses since its inception and, as such, experienced negative operating cash flows through most of 2004. The Company has historically funded these negative operating cash flows with proceeds from sales of common and preferred stock, as well as notes and convertible debentures payable.

In December 2000 and again in January 2003, the Company entered into multiple revolving line of credit promissory notes with entities related to John Stanton, the Company’s Chairman of the Board, secured by all of the assets of the Company. Each revolving note was a demand loan, which meant that the lender could demand full repayment of the loan at any time. The promissory notes related to each revolving line of credit merely provided for a loan up to a stated amount. There was no obligation on the part of the related party to make any loans pursuant to these agreements if the loan balance was less than the stated amount. There was no obligation on the part of the related parties to make any additional loans.

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

Since the acquisition of EME in August of 2004, the Company is no longer experiencing negative operating cash flows. Working capital as of September 30, 2005 was approximately $5.1 million and stockholders equity was approximately $22.3 million.

The Company generated a net income in the fourth quarter of 2004 of $1,096,136, a net operating profit of $524,234 in the first quarter of 2005, a net operating profit of $1,212,641 in the second quarter of 2005, and a net operating profit of $595,652 in the third quarter of 2005.

On March 30, 2005, the Company closed an agreement with Laurus Master Funds, Ltd. on a senior credit facility aggregating up to $8 million. The initial funding under this agreement was $6.6 million. This transaction allowed the Company to take advantage of discounts relative to the settlement of the secured debt in EME’s bankruptcy, as well as provide working capital. Generally Accepted Accounting Principles required a debt discount to be recorded on the balance sheet representing the beneficial conversion value of the debt instrument, and a non cash expense to be recorded representing the beneficial conversion value of the options and warrants accompanying the debt. As of September 30, 2005, the amount of the discount recorded was $4,127,852, and the amount of non cash expense recorded was $3,562,062. The debt discount is amortized over the life of the loan.

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

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

EME has also developed a strategy to enter the residential marketplace as an electrical contractor. It is anticipated that EME may have certain competitive advantages that may allow it to successfully operate profitably in this market. EME is a large contractor and has an established presence in the State of Florida. According to statistical information published by the Rand Corporation on the internet at www.fl.rand.org/cgi-bin/monthly.cgi, residential single unit construction permits averaged over 14,000 per month during 2004. Management believes that large home builders that develop residential properties throughout the state would prefer to have a single electrical contracting company to provide services to all of their developments rather than having to contract individually in each locality. These services are currently being offered on a small scale to prove the economic viability of this endeavor.

The hurricane seasons of 2004 and 2005, as unfortunate as they were, are providing a large expanse of work opportunity in the Caribbean islands. EME has a long history of providing services in these geographical areas, and management believes this will be a very strong segment of the Company’s business for several years.

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

On May 10, 2005, in response to the signing of a memorandum of understanding, the Company, in conjunction with Triad Companies, a New Jersey based, multi-discipline firm specializing in electrical and mechanical systems for petrochemical, industrial, commercial and government agencies, formed Prime Power of Tampa, Inc., a Florida corporation. The equity of this new company is owned 51% EME and 49% Triad. This company will focus on selected power engineering and construction projects, including large utility projects, large offshore projects and owner-directed design/build opportunities.

These strategies will afford stability to the electrical contracting business that is anticipated to help to expand the efforts in the commercialization of the solid and liquid waste technologies. By virtue of this alliance we will be entering into the engineering and design phases of the development of various large projects, many of which will be offshore in places that are still

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

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

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

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

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

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

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: As of September 30, 2005, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(d) and 15d-15(d) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

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

On November 22, 2005, the Board of Directors approved the issuance of preferred shares of stock to John Stanton, our Chairman of the Board and/or entities affiliated with or controlled by him in exchange for 120,000,000 common shares. The preferred shares are to be non-voting, non-convertible, and redeemable only at the discretion of the Company. The remaining terms of the preferred shares have not yet been determined.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There have not been any defaults on any senior Securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Security Holders of the Company for a vote during the six months ended September 30, 2005.

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

ITEM 5. OTHER INFORMATION

On May 24, 2005, the stockholders of the Company holding a majority of the outstanding shares of common stock of the Company approved an amendment to the Company’s Articles of Incorporation. Accordingly, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Florida that was effective June 20, 2005, to increase the authorized common stock of the Company. As a result, the Company’s authorized shares of common stock increased from 500,000,000 shares to 750,000,000 shares.

On August 29, 2005, the Company issued 83,000,000 shares of common stock as stock based compensation to entities affiliated with or controlled by John Stanton, Chairman of the Board, for services rendered from the inception of his involvement with the Company through the acquisition and reorganization of EME. Included in this issuance were those shares entitled to be issued by EFTI as a plan proponent to the EME bankruptcy, and authorized by the Fourth Amended Plan of Reorganization of EME pursuant to Section 1145 of the Bankruptcy Code. Compensation expense associated with this transaction, calculated based upon the market price of the Company’s stock on the date of grant was $18,260,000.

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

EarthFirst Technologies, Incorporated
(Registrant)

Date: November 29, 2005	By:	/s/ Leon H. Toups
Leon H. Toups,
Chief Executive Officer and President