Form 10KSB
period 2005-12-31
EARTHFIRST TECHNOLOGIES INC
filed 2006-04-03
CIK 1056748

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-23897

EarthFirst Technologies, Incorporated

(Exact name of small business issuer as specified in its charter)

Florida	59-3462501
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2515 E Hanna Ave., Tampa, Florida	33610
((Address of principal executive offices)	(Zip Code)

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

State issuer’s revenues for its most recent fiscal year: $ 41,743,320

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date (March 16, 2006) within the past 60 days: $ 26,527,908

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date (March 16, 2006) 598,046,693 shares

DOCUMENTS INCORPORATED BY REFERENCE: NONE.

Transitional	Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

Item 1. Business

EarthFirst Technologies, Incorporated, a Florida Corporation formed in 1997, is a specialized holding company owning subsidiaries engaged in a number of business activities. EarthFirst Technologies, Incorporated and its subsidiaries (collectively “EarthFirst”, the “Company”, “we”, and “our”), is a research-based enterprise committed to the development and commercialization of technologies that will produce economically and environmentally superior products from carbon-rich solid and liquid materials considered wastes. As part of its efforts, the Company is also attempting to develop and commercialize applications of its technologies for the efficient production of alternative fuels. Additional applications of the Company’s technologies are focused on the environmentally desirable processing, destruction, purification, and / or remediation of harmful liquid and solid wastes.

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

Electrical Contracting - Electric Machinery Enterprises

The Company performs electrical contracting and subcontracting services for commercial and municipal projects primarily in Florida and the Caribbean through its subsidiary Electric Machinery Enterprises, Inc. (“EME”). The Company has extensive expertise in performing electrical contracting services for water, sewer, and power generating facilities. EME has provided electrical contracting services over a broad spectrum of industries and technologies, including projects such as the State Capitol Building in Tallahassee, Florida, utility company buildings, wastewater treatment plants, bridges, pumping stations, seaport terminals, international airports, hospitals department stores, shopping centers, correctional facilities, large civic centers, hotels and resorts, schools, universities, sports stadiums apartment complexes, condominium buildings, tourism sites and theme parks.

Electric Machinery Enterprises, and its predecessors, has been in business for over 75 years. The Company acquired EME after EME had sought protection from creditors under Chapter 11 of the United States Bankruptcy Code. In August of 2004, the Company acquired the stock of EME in exchange for 40 million shares of the Company’s common stock. The Bankruptcy Court subsequently approved the plan of reorganization for EME and that entity has successfully emerged from bankruptcy.

During the third quarter of 2005, EME expanded into the residential electrical contracting arena, first assessing the new growth opportunity via a limited, small scale roll-out of residential services and support in the Tampa, Florida market. In response to management’s evaluation of early demand from the custom residential home building market, EME formally established Prime Power Residential, Inc., a wholly owned subsidiary in the electrical contracting business of the Company.

Biofuels

In the second quarter of 2005, the Company formed “EarthFirst Americas Incorporated” (“EFA”), a wholly owned subsidiary which is primarily focused on facilitating commercial scale production and distribution of biofuels produced from palm oil, soy and rapeseed in the US, Latin America, the Caribbean and Europe. EFA has organized an international consortium of businesses involved with commercial scale biodiesel production, and is arranging distribution to customers in the United States, Latin America, the Caribbean and the European Union.

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

Research and Development

Research and development costs incurred in 2005 and 2004 aggregated $582,430 and $2,474,949, respectively, and are centered on the aforementioned technologies. The CAVD plant completion in mid 2004 allowed development to switch from the plant process to the products produced by the plant. Extensive tests were done on the physical and chemical properties of the carbon, oil, and gas. Application tests were completed at the customers’ location to assure product acceptance, feasibility, and compliance.

Competition

There are competitors to our solid waste business seeking to develop efficient means of recycling and disposing of various forms of solid and liquid wastes, as well as the production of alternative fuels. The effect of numerous federal and state environmental regulations has been to encourage the originators of the waste, as well as governmental entities and entrepreneurial enterprises, to seek to develop more effective and efficient solutions.

The EPA says two to three billion scrap tires fill 2,800 landfills and stockpiles across the U.S. An additional 250 million scrap tires are generated yearly. Scrap sites are environmental hazards and security threats — they catch fire easily, producing noxious smoke and toxic liquid waste, and they are often breeding grounds for mosquitoes and rodents. When tires are recycled, they are either shredded for highway construction or playground use, burned in kilns, or destroyed through pyrolysis – burned in the absence of oxygen, at high temperature (around 2,200°) and high pressure. This typically destroys or degrades many valuable components (including carbon, which makes up 40% of a tire) and generates air-polluting emissions.

Our proprietary tire processing system is unique, in that it produces usable energy and a broad range of valuable products, including steel, carbon, oil and a high energy gas. Different from our competitors, we burn tires in a vacuum at a third of the typical pyrolysis temperature, preserving tire components and satisfying even the strictest emissions regulations. Our process relies on a proprietary catalyst to convert tires at rapid rates. We believe that these factors position us in our own market niche. We intend to compete through communication, education and demonstration. Our CAVD plant in Mobile, Alabama is being utilized not only for demonstrations, but to also generate by-products that can be sold, sampled and tested to validate our technology.

We have limited resources and will likely need substantial infusions of capital in order to effectively commercialize our technologies. There are no assurances that even if such financial resources can be obtained that our technology will be financially successful.

Employees

As of December 31, 2005, the Company had 273 full-time employees. Management considers its relations with its employees to be satisfactory. None of the employees is represented by a union.

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

Item 2. Description of Property

Our executive offices are located at 2515 E. Hanna Ave., Tampa, Florida. This location is also occupied by EME. This lease obligation was assumed pursuant to EME’s reorganization plan for a period of two years, at which time we have the option to re-evaluate. We lease and rent the real property, building, and all other improvements at this location from Hanna Properties Corp., a related party affiliated with the President of EME. This property consists of 29,680 sq. ft. of office space, 80,320 sq. ft. of warehouse space and 26,992 sq. ft. of garage and workshop space. Monthly rental including sales tax, but excluding real estate taxes and insurances is $52,133.

We own approximately 25 acres of land located at 1603 Grove Avenue, Haines City, Florida. This property houses various office, warehousing and manufacturing buildings.

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

Item 3. Legal Proceedings

We are involved in litigation with Ruggero Maria Santilli (“Santilli”), The Institute for Basic Research, Inc. (“IBR”), and Hadronic Press, Inc. (“Hadronic”) concerning certain aspects of our liquid waste technologies. The matters contemplated above will be referred to as the “Hadronic Suit.” Hadronic claims to own the intellectual property rights to one or more aspects of our liquid waste technologies.

Management continues to believe that we own all of the intellectual property rights necessary to commercialize and further develop our liquid and solid waste technologies without resorting to a license from any third parties.

During 2004, we attempted to reach agreement with Santilli and his related parties to resolve the differences between the parties. As of this date, the parties are continuing their efforts to resolve their differences.

The litigation described above does not involve the technology we are developing in connection with our efforts for the processing of used automotive tires.

We are also involved in disputes with vendors for various alleged obligations associated with operations that were discontinued in prior years. Several disputes involve deficiency balances associated with lease obligations for equipment acquired by us for our contract manufacturing and BORS Lift operations that were discontinued during calendar 2000. The machinery and equipment associated with many of these obligations has been sold with the proceeds paid to the vendor or the equipment has been returned to the vendor. Several of the equipment leasing entities claim that balances on the leases are still owed.

Included in the balance of accrued expenses and other current liabilities is our estimate of the amount at which the matters contemplated above will ultimately be resolved. Approximately $300,000 of the balance is attributable to the disputed matters contemplated above.

The Company is currently involved in an adversary proceeding pending in the Bankruptcy Court in the Middle District of Florida, Tampa division. The action was filed on December 23, 2003 and is entitled “Electric Machinery Enterprises, Inc. vs. Hunt,

Clark/Construct Two, a Joint Venture, and Orange County (Adversary No. 03-00811)”. In August of 2001, EME was contracted to perform services on the construction project of Phase V of the Orlando Orange County Convention Center. During the project, various disputes arose relative to the work required, and many unforeseen disruptions not caused by EME resulted in a severe delay in the prosecution of the work. EME completed the job, and in doing so incurred substantial costs far in excess of estimated. The dollar amount of the claim is approximately $8,600,000. The entire amount is disputed. EME expects to collect the full amount of this claim plus interest and attorney’s fees. The defendants have asserted various technical contract related defenses. Therefore, EME cannot estimate when the recovery if any is expected, as EME cannot predict whether or not Defendants will appeal any judgment entered in EME’s favor. This amount is not carried as an asset on the balance sheet, and will only be recorded as revenue when the claim is settled.

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

	High	Low
Fiscal Year Ended December 31, 2004
First Quarter	$.16	$.10
Second Quarter	.34	.17
Third Quarter	.24	.11
Fourth Quarter	.17	.12
Fiscal Year Ended December 31, 2005
First Quarter	.27	.16
Second Quarter	.30	.17
Third Quarter	.28	.14
Fourth Quarter	.31	.17

On March 16, 2006, the last reported sales price for EarthFirst shares on the Bulletin Board was $.169 per share. At March 16, 2006, the Company had approximately 464 stockholders of record. The Company estimates that there are approximately 2,500 beneficial owners of its common stock.

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

DEBT CONVERSIONS OF SHAREHOLDER LOANS AND CASH INVESTMENTS

In February 2004, the Company issued 49,175,125 shares of the Company’s common stock in satisfaction of $3,934,010 of the amount owed under the related party promissory notes. In August 2004, the Company issued 10,000,001 shares of the Company’s common stock in satisfaction of $1,400,000 of the amount owed under the related party promissory notes. In February 2005, the Company issued 189,643,210 shares of the Company’s common stock in satisfaction of the balance of amounts owed under the related party promissory notes of $9,204,157.

ISSUANCE OF COMMON SHARES IN WESCO ACQUISITION

On January 30, 2004, the Company entered into an agreement with World Environmental Solutions Company, LLC (“WESCO”) in which the Company exchanged 15 million of its common shares for a 70% interest in a recently formed holding company. The Company already owned the remaining 30% interest in the holding company. Additional information concerning this transaction is included in footnote 15 of the accompanying financial statements and is incorporated by reference.

ISSUANCE OF COMMON SHARES IN EME ACQUISITION

On August 20, 2004 the Company acquired 100% of the outstanding stock of Electric Machinery Enterprises, Inc. (EME) in exchange for the issuance of 40,000,000 shares of the Company’s common stock

LAURUS FINANCING

To obtain funding for general corporate purposes we entered into agreements with Laurus Master Funds, Ltd, a Cayman Islands corporation (“Laurus”), pursuant to which we sold convertible debt, an option and a warrant to purchase our common stock to Laurus in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The securities sold to Laurus include the following:

•	a secured convertible minimum borrowing note and a secured revolving note with an aggregate principal amount not to exceed $5,000,000;

•	a secured convertible term note with a principal amount of $3,000,000;

•	a common stock purchase warrant to purchase 11,162,790 shares of our common stock, at a purchase price of $0.23 for the first 5,581,395 shares and $0.28 for any additional shares, exercisable for a period of seven years; and

•	an option to purchase 24,570,668 shares of our common stock, at a purchase price equal to $0.01 per share, exercisable for a period of six years

At the closing of the foregoing financing from Laurus, on March 31, 2005, we received $3,000,000 in connection with the convertible term note. In addition, we are permitted to borrow an aggregate principal amount not to exceed $5,000,000, based upon our eligible accounts receivable and inventory, pursuant to the convertible minimum borrowing note and the revolving note. Accordingly at the closing, we received an additional $3,600,000 for an aggregate of $6,600,000 in financing from Laurus at that time. On May 15, 2005, we received an additional $1,400,000 utilizing the full amount extended by the financing. As of December 31. 2005 the principal amount outstanding under the revolving note is $4,000,000 and the principal amount outstanding under the convertible minimum borrowing note is $1,000,000.

The above offerings and sales were exempt under Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors and transfer was restricted by our company in accordance with the requirements of the Securities Act of 1933. In addition to representations by Laurus, we have made independent determinations that Laurus is an accredited or sophisticated investor and that is was capable of analyzing the merits and risks of its investment, and that it understood the speculative nature of their investment.

Furthermore, Laurus was provided with access to our Securities and Exchange Commission filings.

ISSUANCE OF COMMON SHARES AS STOCK BASED COMPENSATION

In August 2005, the Company issued 83,000,000 shares of common stock as stock based compensation to entities affiliated with or controlled by John Stanton, Chairman, CEO and President, for services rendered by him from the inception of his involvement with the Company through the acquisition and reorganization of EME.

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

During calendar 2005, EME entered the market as an electrical contractor for residential real estate. Initially these services were provided on a small scale to allow the Company to evaluate the economic viability of this market. In response to management’s evaluation of early demand from the custom residential home building market, EME formally established Prime Power Residential, Inc., a wholly owned subsidiary in the electrical contracting business of the Company, which now manages 15 actively engaged residential crews on the job throughout the State of Florida.

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

The financial viability of the CAVD Reactor for use in processing used tires is dependant upon the successful sale of the by-products recovered.. We believe that the carbon and oil by-products represent the greatest value of this process. With current oil pricing reaching levels as high as $64 per barrel, the attractiveness of the CAVD technology has grown beyond the prior emphasis on carbon. It is expected that the steel recovered from the process will be sold for scrap and the oil recovered can be used as an industrial oil or other fuel. Optimal operation of the CAVD Reactor may include the use of a generator with the reactor which can utilize the gas produced from the processing to produce electricity that can be both used by the operator of the reactor and additional electricity sold to the electrical grid.

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

EarthFirst Americas, Incorporated

Through the vast network of business relationships maintained by the Company, management has determined an opportunity relative to the utilization of its CAVD technology in the harvesting and production of African Palm Oil. To facilitate the pursuit of this endeavor, the Company has formed a new wholly owned subsidiary corporation name EarthFirst Americas Incorporated. Its purpose will be the development of the market opportunities available associated with palm oil.

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

FISCAL 2005 COMPARED TO FISCAL 2004

Revenue for the year ended December 31, 2005 increased by $26,428,428, as the revenues for the year ended December 31, 2004 only reflected revenues from Electric Machinery Enterprises, Inc. from its acquisition date on August 20, 2004.

Cost of Sales for the year ended December 31, 2005 increased by $20,873,693 when compared to 2004, as the cost of sales for the year ended December 31, 2004 only reflected costs from Electric Machinery Enterprises, Inc. from its acquisition date on August 20, 2004.

Selling, general and administrative expenses for the year ended December 31, 2005 increased to $7,654,036 from $3,425,839 for the year ended December 31, 2004, an increase of approximately 123%. This increase was due primarily to a full year of operations for EME and WESCO, the creation of new subsidiaries, as well as a general increase in the level of activities undertaken by the Company during 2005.

Related party stock based compensation for the year ended December 31, 2005 in the amount of $18,260,000 was a one time transaction representative of compensation for the services of John Stanton, Chairman of the Board, Chief Executive Officer and President.

Direct research and development expenses for the year ended December 31, 2005 decreased to $582,430 from $2,474,949 for the year ended December 31, 2004, a decrease of approximately 76%. This decrease was due primarily to the “in progress research and development” purchased with the acquisition of WESCO in the amount of $1,800,000 in 2004 as well as a decrease in the the level of activities undertaken by the Company during 2005 due to the maturity of the CAVD technologies.

Gain on debt restructure increased to $4,163,740 for the year ended December 31, 2005 from $1,298,068 for the year ended December 31, 2004. These gains are a result of the Plan of Reorganization of Electric Machinery Enterprises, Inc., which was approved by the Bankruptcy Court during the fourth quarter of 2004. Most of the debt restructure took place in 2005.

Miscellaneous income for the year ended December 31, 2005 and 2004, in the amounts of $397,071 and $333,214 respectively represent non operational sources of income.

Interest expense – debt discount for the year ended December 31, 2005 represent the amortization of the debt discount associated with the Laurus Master Fund Credit Facility. This discount is amortized over the term of the loan, which is three years. The loan was established March 31, 2005, at which time the debt discount was determined, and the amortization of this discount commenced. The discount is being amortized using the interest method of amortization. There were no charges of this kind for the year ended December 31, 2004.

Interest expense for the year ended December 31, 2005 increased to $2,760,202 from $469,514 for the year ending December 31, 2004, an increase of approximately 48%. This increase was due to the higher balances of debt related to the Company’s borrowings from the Laurus fund as compared to the revolving line of credit loans from a related party.

Reorganization item, professional fees related to bankruptcy and pursuit of claims expense for the years ended December 31, 2005 and 2004, in the amounts of $1,919,288 and $1,202,829 represent non-recurring expenses associated with the preparation, presentation and implementation of the Plan of Reorganization incurred from the date of acquisition of Electric Machinery Enterprises, Inc., and the pursuit of claims.

Majority interest income for the year ended December 31, 2005, in the amount of $377 represents the net effect of the income/expense interests of the Joint Venture Partners in the variable interest entities the Company has with Peleme, Ltd., and Prime Power of Tampa, Inc. The joint venture partner interests in the net profits of each of these companies are; 30% in Peleme, Ltd., and 49% in Prime Power of Tampa, Inc. For the year ended December 31, 2004, the majority interest expense in the amount of $430,230 represents the expense associated with the 30% interest in profits of the joint venture partner in Peleme, Ltd. incurred from the date of acquisition of Electric Machinery Enterprises, Inc.

Net loss increased by $15,418,111 to $17,685,100 for the year ended December 31, 2005 from $2,266,989 for the year ended December 31, 2004. This increased net loss resulted primarily from the previously discussed items, specifically the related party stock based compensation.

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

Gain on debt restructure during the year ended December 31, 2004 in the amount of $1,298,068 was a result of the Plan of Reorganization of Electric Machinery Enterprises, Inc., which was approved by the Bankruptcy Court during the fourth quarter of 2004. During the quarter ended March 31, 2003, the Company realized a gain on cancellation of debt in the amount of $155,000 attributable to the settlement of invoices incurred primarily during calendar 2000, and an additional amount of $40,000 during the quarter ended September 30, 2003.

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

Minority interest expense for the year ended December 31, 2004, in the amount of $430,230 represents the expense associated with the 30% interest in profits of the joint venture partner in Peleme, Ltd. incurred from the date of acquisition of Electric Machinery Enterprises, Inc. There were no expenses of this nature during the year ended December 31, 2003.

As a result of favorable events in the progress of the sales and use tax examination, the Company recorded a gain from discontinued operations during fiscal 2003 in the amount of $19,418 since the activities to which these amounts related were discontinued in prior years.

Net loss increased by $556,692 to $1,992,886 for the year ended December 31, 2004 from $1,436,194 for the year ended December 31, 2003. This increased net loss resulted primarily from the previously discussed items, specifically the purchase of in progress research and development expenses associated with the acquisition of WESCO, and the reorganization related expenses related to the Plan of Reorganization associated with the acquisition of Electric Machinery Enterprises, Inc.

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

Since the acquisition of EME in August of 2004, the Company is no longer experiencing negative operating cash flows. The Company generated a net income for the year ended December 31, 2005 of $2,884,336, exclusive of non cash related party stock based compensation of $18,260,000. Working capital as of December 31, 2005 was approximately $6.4 million and stockholders equity was approximately $26.2 million.

On March 30, 2005, the Company closed an agreement with Laurus Master Funds, Ltd. on a senior credit facility aggregating up to $8 million, all of which was borrowed as of December 31, 2005. This transaction allowed the Company to take advantage of discounts relative to the settlement of the secured debt in EME’s bankruptcy, as well as provide working capital

Electrical contracting through EME provides a strong revenue stream for funding future growth in all phases of the business. EME has been in business for over 75 years and has historically been profitable. The EarthFirst management team coupled with the years of experience embedded in the operations of EME provides potential for a solid consistent company. Profitability is being improved by the introduction of enhanced technology in the bidding process as well as a timelier monitoring of job progress as work is performed. More efficient data gathering and processing are providing better information through improved internal reporting models, affording management better information for decision making.

EME has also entered the residential marketplace as an electrical contractor. It is anticipated that EME may have certain competitive advantages that may allow it to successfully operate profitably in this market. EME is a large contractor and has an established presence in the State of Florida. According to statistical information published by the Rand Corporation on the internet at www.fl.rand.org/cgi-bin/monthly.cgi, residential single unit construction permits averaged over 14,000 per month during 2004. Management believes that large home builders that develop residential properties throughout the state would prefer to have a single electrical contracting company to provide services to all of their developments rather than having to contract individually in each locality. These services are currently being offered on a small scale to prove the economic viability of this endeavor.

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

These strategies will afford stability to the electrical contracting business that is anticipated to help to expand the efforts in the commercialization of the solid and liquid waste technologies. By virtue of this alliance we will be entering into the engineering and design phases of the development of various large projects, many of which will be offshore in places that are still being developed. These projects, many of which are being driven by substantial clients including regional governments, will require solutions for power generation, fuel supply and waste disposal. Our CAVD technology can supply many of these solutions both through waste disposal and by-products that can be used for fuel. Several licenses were sold and letters of intent signed during 2004 and 2005, setting the stage for the CAVD technology during 2006.

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

On March 28, 2006, the Company announced the approval in principle by the Board of Directors of a merger with Cast-Crete Corporation, a private company affiliated with John Stanton, the Company’s Chairman of the Board, Chief Executive Officer and President. The closing of this transaction is subject to due diligence by both Cast-Crete and the Company and a fairness opinion on behalf of EarthFirst. The parties hope to effectuate a merger late in the second quarter of 2006.

INCOME TAXES

The Company has a net operating loss carry forward for federal income tax purposes of approximately $38,000,000 that is available to offset federal taxable income through fiscal 2024. A 100% valuation allowance has been provided on deferred tax assets resulting from the net operating loss carry forwards discussed above.

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

Impairment of Goodwill and Long-Lived Assets: In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company reviews its non-amortizable (indefinite lived) long-lived assets, including intangible assets and goodwill for impairment annually, or sooner whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. Other depreciable or amortizable (finite lived) assets are reviewed when indications of impairment exist. Upon such an occurrence, recoverability of these assets is determined as follows. For long-lived assets that are held for use, the Company compares the forecasted undiscounted net cash flows to the carrying amount. If the longlived asset is determined to be unable to recover the carrying amount, then it is written down to fair value. For long-lived assets held for sale, assets are written down to fair value. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending upon the nature or the assets. Intangibles with indefinite lives are tested by comparing their carrying amounts to fair value. Impairment of goodwill is tested using a two step method. The first step is to compare the fair value of the reporting unit to its book value, including goodwill. If the fair value of the unit is less than its book value, the Company than determines the implied fair value of goodwill by deducting the fair value of the reporting unit’s net assets, exclusive of goodwill, from the fair value of the reporting unit to determine the implied value of goodwill. If the book value of goodwill is greater than its implied fair value, the Company writes down goodwill to its implied fair value. The Company’s goodwill relates to the acquisition of Electric Machinery Enterprises, Inc.

Derivative Financial:

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. However, certain other financial instruments, such as warrants and embedded conversion features that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period.

The caption Derivative Financial Instruments consists of (i) the fair values associated with derivative features embedded in the Laurus Convertible Secured Term Notes and (ii) the fair values of the detachable warrants and options that were issued in connection with those financing arrangements.

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

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Our disclosure and analysis in this 2005 Form 10-KSB contain some forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 (“the Act”), that set forth anticipated results based on management’s plans and assumption. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statement. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals or acceptance, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. These statements are not guarantees of future performance and the Company has no specific intention to update these statements.

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

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTURAL OBLIGATIONS

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

	Payments Due By Period
	Less than One Year	One to Two Years	Three to Five Years	After Five Years	Total
Long-term debt	5,254,401	1,500,000	—	—	6,754,401
Operating leases	234,501	439,567	140,474	—	814,542
Facilities rental	627,063	627,063	—	—	1,254,126

	6,115,965	2,566,630	140,474	—	8,823,069

ITEM 7. FINANCIAL STATEMENTS

The consolidated 2005 financial statements for the Company, including the notes thereto, together with the report thereon of Aidman, Piser & Company, P.A. is presented beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosure issues with respect to any financial statements for the Company for 2005 or 2004. Aidman, Piser & Company, P.A. has served as the independent public accountants for the Company for the 2005 and 2004 audited financial statements.

ITEM 8A. CONTROLS AND PROCEDURES

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The executive officers, directors and other significant employees of the Company, and their ages and positions, are as follows:

Name of Individual	Age	Position
John D. Stanton	57	Chairman of the Board, President and Chief Executive Officer
Jaime Jurado	71	Vice Chairman
Leon Toups	67	Director
Nicholas R. Tomassetti	70	Director
Dr. David E. Crow	61	Director
Barry Markowitz	64	Director
Frank W. Barker, Jr.	50	Chief Financial Officer

The following is a brief description of the professional experience and background of the directors and officers.

John D. Stanton assumed the role of Chairman of the Board of Directors, President and Chief Executive Officer on May 15, 2000 in connection with the acquisition of SAC-1. On July 30, 2001, Mr. Stanton brought in James V. Mahoney to assume the role of President and Chief Executive Officer but resumed these roles upon Mr. Mahoney’s resignation in August 2002 until the appointment of Leon H. Toups as President on October 9, 2003. From 1987 through the present, Mr. Stanton has served as the President and Chief Executive Officer of Florida Engineered Construction Products, Corporation. Since the early 1990’s, Mr. Stanton has been, and continues to be, involved in turn-around management for financially distressed companies, providing both management guidance and financing. In 1981, Mr. Stanton assumed the role of Chief

Financial Officer for Florida Engineered Construction Products, Corporation, a privately held manufacturer of residential and commercial construction products, located in Tampa, Florida. Mr. Stanton worked as an auditor with the international professional services firm that is now known as Ernst & Young, LLP from 1973 through 1981. Mr. Stanton, a Vietnam veteran of the United States Army, graduated from the University of South Florida with a Bachelors Degree in Marketing and Accounting in 1972, and with an MBA in 1973. Mr. Stanton earned the designation of Certified Public Accountant in 1974 and was a Sells Award winner in the CPA examination. Mr. Stanton also serves on the Board of Directors of MTS Medication Technologies, Inc. (MPP), Online Sales Strategies, Inc. (OSSG), Hybrid Fuel Systems, Inc. (HYFS), PowerCerv Corporation (PCRV), and Nanobac Pharmaceuticals, Inc. (NNBP).

Jaime Jurado joined the Board of Directors with the acquisition of EME. Mr. Jurado began working with EME in 1957 after serving as an electronics specialist in the United States Army. Mr. Jurado became president of EME in 1977 and has served in that capacity ever since. Through Mr. Jurado’s leadership, EME grew from $1,000,000 in annual sales to more than $90,000,000 in 1998, and has helped to establish a niche in the Caribbean, Central and South American Markets.

Leon H Toups was a co-founder of the Company in 1997 and served as Chairman, President and CEO until 2000. The company was subsequently sold and Mr. Toups served as Executive VP for Research and Development and as an advisor to the Chairman through the end of 2001. On October 9, 2003, Mr. Toups accepted the position of President. From 1980 to present, Mr. Toups has served as President and Chairman of an operational consulting firm working with entrepreneurial enterprises. Prior thereto, from 1973 to 1980, Mr. Toups was employed by Chromalloy American Corporation, where he served in several capacities, first as President of Chromalloy Natural Resources Company, a diversified oil and gas division, and then as President, COO, as well as Board Member and as a member of the Executive Committee of Chromalloy American.. Chromalloy was an international conglomerate with over a billion dollars in sales in the industry segments of oil and gas, textile/apparel, consumer products, metal coating, transport-marine and farm and industrial equipment. Chromalloy employed approximately 35,000 people worldwide and traded on the New York Stock Exchange. Mr. Toups’ other past associations include Boeing Corporation from 1970 through 1973.\, NASA from 1965 through 1970 and the US Air Force from 1962 through 1964. Mr Toups holds the following degrees: BS Mechanical Engineering, Georgia Tech; MS Mechanical Engineering, Georgia Tech; MS Aerospace Engineering, University of Florida; and an EAA from MIT which he attended on a NASA Hugh Dryden Fellowship.

Nicholas R. Tomassetti joined the Board of Directors effective August 1, 2001. Mr. Tomassetti has served as the President and Chief Operating Officer of Airbus Industries of North America, Inc. Mr. Tomassetti’s former business associations include serving as Vice President and General Manager of Twin-Jet Business Development for McDonnell Douglas Corporation and Vice President of Pratt & Whitney’s Commercial Engine Business Organization. Mr. Tomassetti served with Pratt & Whitney for over 30 years during which time he held various positions including Vice President, Commercial

Engine Organization and Vice President Sales and Service, Commercial Products Division. In 1987, Mr. Tomassetti was tapped to serve as President for the International Aero Engines, a five nation consortium formed to develop and market the LAE V2500 aircraft engine. Mr. Tomassetti earned a degree in Engineering from the General Motors Institute and a Master’s Degree in Engineering from MIT. Mr. Tomassetti also serves on the Board of Directors of Pinnacle Airlines Corp. (PNCL)

Dr. David E.. Crow first joined the Company through an appointment to our Technical Advisory Board in 2002 after he left his position as Senior Vice President – Engineering for UTC-Pratt & Whitney. Dr. Crow was responsible for all technical aspects of commercial and military gas turbine and rocket products. Dr. Crow spent some time working at G.M. Research improving automotive gas turbine combustors to meet stricter emission standards. Much of his career has been devoted to improving advanced combustion technology with special emphasis on the fluid dynamic characteristics of gases under pressure and at higher temperatures. His work has lead to a number of patents and special honorary recognitions. Dr. Crow earned a Bachelors Degree in Mechanical Engineering form the University of Missouri-Rolla, a Masters Degree from Rensselaer Polytechnic Institute, and his PhD Degree from the University of Missouri-Rolla.

Barry G. Markowitz was appointed to the Board of Directors on October 3, 2005. Mr. Markowitz founded DTE Energy Services in 1994 and served as its President from 1994 through 2004, and expanded it to include diversified energy investments (40 projects/facilities) in power generation, on-site energy, and coal-based fuels processing. The company developed, acquired, built, owned and operated businesses generating over $1 billion in annual revenue and $200 million in net income after taxes. After leaving DTE Energy Services in 2004, Mr. Markowitz worked as an independent consultant. Mr. Markowitz was awarded a Bachelor of Civil Engineering and Master of Business Administration by City College of New York

Frank W. Barker, Jr. is a Certified Public Accountant licensed to practice in the State of Florida, and has been in practice since 1978. He was co-founder of the accounting firm of Peel, Barker, Schatzel & Wells, PA in 1979, and went on to form the consulting firm of Frank W. Barker, Jr., CPA in 1993. Mr. Barker has been providing assistance to us as an independent consultant since May of 2000. From 1993 until the present Mr. Barker has also been providing services as an independent consultant to various other entities in connection with their design and implementation of reorganization strategies. Mr. Barker received a B.A. in Accounting and Finance from the University of South Florida, Tampa, Florida in 1978

AUDIT COMMITTEE

The Company’s Board of Directors currently does not have an Audit Committee.

COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

Section 16 (a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and persons who own more than ten percent of the Company’s Common Stock, to file reports of ownership and reports of changes in ownership of common stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16 (a) forms they file.

Specific due dates for such reports have been established by the Commission and the Company is required to disclose any failure to file reports by such dates. The Company believes that during the fiscal year ended December 31, 2005, its officers, directors and greater than ten percent stockholders have failed to comply with applicable Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information for each of the fiscal years ended December 31 concerning the compensation paid and awarded to our President and Chief Executive Officer. There were no other executive officers or key employees whose total annual salary and bonus exceeded $100,000 for these periods who remain with the Company.

	Annual Compensation			Long-term Compensation Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Restricted Stock Award	Securities Underlying Options	LTIP Payouts	All Other Comp
John D. Stanton	2005	$1,000	$-0-	$18,260,000	-0-	$-0-	$-0-
Chairman of the Board,	2004	$1,000	$-0-	$-0-	-0-	$-0-	$-0-
Chief Executive Officer and President (1)(2)	2003	$1,000	$-0-	$-0-	-0-	$-0-	$-0-

Jaime Jurado	2005	$188,143	$-0-	$-0-	-0-	$-0-	$-0-
Vice Chairman (4)	2004	$64,764	$-0-	$-0-	-0-	$-0-	$-0-

Leon H. Toups	2005	$156,000	$-0-	$-0-	-0-	$-0-	$-0-
Director, and former President (1)(3)	2004	$132,000	$-0-	$-0-	-0-	$-0-	$-0-

Frank W. Barker, Jr. Chief Financial Officer (5)	2005	$100,000	$-0-	$-0-	-0-	$-0-	$-0-

(1)	Mr. Stanton assumed the role of Chief Executive Officer and President as of May 16, 2000. Prior to this date, Mr. Stanton was not employed by the Company. Effective August 1, 2001, Mr. Stanton relinquished the role of Chief Executive Officer and President retaining his role as the Chairman of the Board of Directors. Mr. Stanton resumed his role as Chief Executive Officer and President upon Mr. Mahoney’s resignation in August 2002. Mr. Stanton relinquished the role of President on October 9, 2003 with the appointment of Leon H. Toups. On February 13, 2006 Mr. Stanton resumed the roles of Chief Executive Officer and President.

(2)	During 2001, Mr. Stanton was granted options to acquire 2,000,000 shares of the Company’s stock at prices ranging from $.195 to $.2145 per share. During 2000, Mr. Stanton was granted options to acquire 2,000,000 shares of the Company’s stock at $1.00 per share.
(3)	Mr. Toups assumed the role of President effective October 9, 2003, and on March 1, 2004 commenced receiving annual compensation of $156,000. Prior to that date, Mr. Toups received compensation from other entities associated with Mr. Stanton. On February 13, 2006 Mr. Toups stepped down as Chief Executive Officer and President.
(4)	Mr. Jurado assumed the position of Vice Chairman after the acquisition of Electric Machinery Enterprises, Inc. Prior to that, Mr. Jurado held the position of Electric Machinery Enterprises, Inc. The compensation stated for 2004 is that amount incurred from the date of acquisition.
(5)	Mr. Barker assumed the position of Chief Financial Officer on May 11, 2005, and the compensation stated for 2005 is the amount incurred from that date.

No stock options were issued during calendar 2005 or 2004 to any of the individuals identified in the table above. The following table sets forth, for the individuals named in the Summary Compensation Table above, certain information concerning stock options granted during 2001. The Company has never issued stock appreciation rights. Options were granted at an exercise price above the fair market value of the common stock at the date of grant. The term of the options is five and ten years from the date of grant.

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

The following table sets forth, for the individual named in the Summary Compensation Table, certain information concerning the options exercised during fiscal 2004 and the number of shares subject to exercisable and unexercisable stock options as of December 31, 2005. The values for “in-the-money” options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 2005 ($.20 per share) and the exercise price of the options.

Name	Number of Shares acquired on exercise	Value realized	Unexercised Options at December 31, 2005
			Exercisable (1)	Unexercisable
John D. Stanton	None	$0	2,000,000	-0-

(1)	1,533,800 shares were “in-the-money” at December 31, 2005 for $.005 per share or $7,669..

DIRECTORS’ COMPENSATION

The Company pays cash compensation to directors for serving on the Board based upon participation in board meetings. Board meetings that are attended by each director are paid at $2,500 per meeting. Participation in Telefonic Board meetings are compensated at $500 per meeting. Each director is elected to serve for a term of 3 years, and is granted options to acquire 300,000 shares of the Company’s common stock vested at 100,000 shares per year at an exercise price equal to the fair market value of the stock on the date of grant.

EMPLOYMENT AGREEMENTS

The Company does not currently have any employee agreements in place.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding ownership of the Company’s common stock as of March 17, 2006 by each person known to us to own beneficially more than 5% of the outstanding common stock of the Company, by each person who is a director, by each person listed in the Summary Compensation Table and by all directors and officers as a group.

The information reflected in the following table was furnished by the persons listed therein. The calculations of the percent of shares beneficially owned are based on 598,046,693 shares of common stock outstanding on March 17, 2006 plus, with respect to each such person, the number of additional shares that will be outstanding upon exercise of the warrants and options exercisable within sixty (60) days set forth herein.

Name and Address of Beneficial Owner	Beneficial Ownership		Percentage of Class
John D. Stanton P.O. Box 24567 Tampa, Florida 33623	351,795,260	(1)	58.82%

Leon H.Toups 418 Harbor View Lane Largo, Fl 33770	14,786,949		2.47%

Jaime Jurado 2515 E Hanna Ave Tampa, Fl 33610	39,377,897	(2)	6.58%

Nicholas R. Tomassetti 853 Vanderbilt Beach Rd. Naples, Florida 34108	1,000,000	(3)	.17%

David E Crow 2515 E Hanna Ave Tampa, Fl 33610	600,000.10%

Barry Markowitz 2515 E Hanna Ave Tampa, Fl 33610	-0-		-0-

Frank W. Barker, Jr. 10396 57th Way North Pinellas Park, Fl 33782	1,500,000.25%

Ralph W. Hughes Revocable Family Trust P.O. Box 24567 Tampa, Florida 33623	32,016,719	(1)	5.35%

All Officers and Directors (Seven persons)	409,060,106		68.40%

(1)	Includes options granted to Mr. Stanton to purchase 2,000,000 shares of Common Stock at prices ranging from $.195 to $.2145 per share. Includes all shares owned by entities with which Mr. Stanton and the Ralph W. Hughes revocable family trust are affiliated. Of these affiliated entities, Stone Enclosure, Inc., Wade, Inc., Denoument Strategies, Inc. Bunker Positioning, Inc., and White Knight SST, Inc. each own shares in EFTI in excess of five percent of the Company’s outstanding common shares as of December 15, 2005.

(2)	Includes 12,688,949 shares owned by spouse.
(3)	Includes options to purchase 100,000 shares of Common Stock at an exercise price of $.20 per share granted in 2001.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In December 2000 and again in January 2003, we entered into multiple revolving line of credit promissory notes with Florida Engineered Construction Products Corporation, an entity in which John Stanton is a majority shareholder, secured by all of our assets. The amount of the December 15, 2000 agreement was $2,500,000 at the time it was made, and the amount of the January 28, 2003 agreement was $2,500,000 at the time it was made. Each revolving note was a demand loan, which meant that the lender could demand full repayment of the loan at any time. The promissory notes related to each revolving line of credit merely provided for a loan up to a stated amount. There was no obligation on the part of the related party to make any loans pursuant to these agreements if the loan balance was less than the stated amount. There was no obligation on the part of the related parties to make any additional loans.

Historically, the related party lender has periodically agreed to convert portions of the loan balances into shares of our common stock. During 2004, the related party converted $5,334,010 of these notes into shares of our common stock.

As of December 31, 2004, we owed $6,672,519 pursuant to these agreements. Subsequent to December 31, 2004, additional loans were made under these notes to help secure the outcome of the reorganization of EME. On February 23, 2005 the full balance of notes payable to related parties was converted into 189,643,210 shares of our common stock, and these agreements were cancelled.

The Company leases and rents the real property, building, and all other improvements located at 2515 E Hanna Avenue, Tampa, Florida 33610 from Hanna Properties Inc.., a related party affiliated with Jaime Jurado, the President of EME. Mr. Jurado owns 45.425% of the common stock of Hanna Properties, Inc. This property consists of 29,680 sq. ft. of office space, 80,320 sq. ft. of warehouse space and 26,992 sq. ft. of garage and workshop space. Monthly rental including sales tax, but excluding real estate taxes and insurances is $52,133. This lease obligation was assumed pursuant to EME’s reorganization plan for a period of two years, at which time EarthFirst has the option to re-evaluate. This location is the corporate headquarters of EarthFirst Technologies Incorporated and its subsidiaries.

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

ITEM 13. EXHIBITS.

FINANCIAL STATEMENTS

EarthFirst Technologies, Incorporated

Other Exhibits:

3.1	Articles of Amendment to Articles of Incorporation filed with the Florida Secretary of State on May 24, 2005. (+)

3.2	By-Laws of the Company. (*)

3.3	Articles of Amendment to Articles of Incorporation filed with the Florida Secretary of State on November 24, 1998. (**)

3.4	Articles of Amendment to Articles of Incorporation filed with the Florida Secretary of State on March 30, 1999. (**)

3.5	Articles of Amendment to Articles of Incorporation filed with the Florida Secretary of State on June 26, 2000. (***)

3.6	Articles of Amendment to Articles of Incorporation filed with the Florida Secretary of State on February 28, 2001. (***)

3.7	Articles of Amendment to Articles of Incorporation filed with the Florida Secretary of State on April 30, 2004. (****)

*	Previously filed as Exhibits to, and incorporated by reference from, the Company’s 1997 Form 10-KSB on March 11, 1998.

**	Previously filed as Exhibits to, and incorporated by reference from, the Company’s 1999 Form 10-KSB on May 12, 2000.

***	Previously filed as Exhibits to, and incorporated by reference from, the Company’s 2000 Form 10-KSB on April 16, 2001.

****	Previously filed as Exhibits to, and incorporated by reference from, the Company’s 2004 Form 10-KSB

+	Filed herewith.

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K (incorporated by reference)

On April 6, 2005 the company filed Form 8-K with the Securities and Exchange Commission in which it reported under Item 1.01 the agreements entered into with Laurus Master Funds, Ltd. whereby the Company sold convertible debt, an option and a warrant to purchase common stock of the Company in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933

On May 16, 2005 the Company filed Form 8-K with the Securities and Exchange Commission in which it reported under Item 2.02, the Company’s Results of Operations and Financial Condition for the first quarter of 2005, under Item 5.02, the resignation of John Stanton as Chief Executive Officer and Chief Financial Officer, and the appointment of Leon Toups as Chief Executive Officer and Frank W. Barker, Jr. as Chief Financial Officer, and under Item 7.01, certain regulation FD Disclosures of items relative to letters of intent and contracts in public press releases.

On October 7, 2005, the Company filed Form 8-K with the Securities and Exchange Commission in which it reported under Item 5.02, the appointment of Barry G. Markowitz as a member of the Board of Directors of the Company.

On October 13, 2005, the Company filed Form 8-K with the Securities and Exchange Commission in which it reported under Item 8.01, Other Events encompassing the resignation of Jaime Jurado as President and as a Director of Electric Machinery Enterprises, Inc., (a wholly owned subsidiary) and the appointment of Frank J. Sierra as President and as a member of it’s Board of Directors.

On December 2, 2005 the Company filed Form 8-K with the Securities and Exchange Commission in which it reported under Item 2.02, the Company’s Results of Operations and Financial Condition for the third quarter of 2005.

On February 16, 2006 the Company filed Form 8-K with the Securities and Exchange Commission in which it reported under Item 5.02, the resignation of Leon Toups as Chief Executive Officer and President, and the appointment of John Stanton as Chief Executive Officer and President.

On March 28, 2006 the Company filed Form 8-K with the Securities and Exchange Commission in which it reported under Item 7.01, a regulation FD Disclosure of the approval by the Board of Directors in principle of a merger of the Company with Cast-Crete Corporation.

Report of Independent Registered Public Accounting Firm

Board of Directors

EarthFirst Technologies, Incorporated

Tampa, Florida

We have audited the accompanying consolidated balance sheet of EarthFirst Technologies, Incorporated and Subsidiaries (the “Company”) as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EarthFirst Technologies, Incorporated and Subsidiaries, at December 31, 2005, and the consolidated results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Aidman, Piser & Company, P.A.

March 30, 2006

Tampa, Florida

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2005

ASSETS

Current assets:
Cash	$1,202,480
Accounts receivable – net of allowance for doubtful accounts of $279,500	9,232,564
Cost and estimated earnings in excess of billings on uncompleted contracts	1,446,326
Inventory	1,613,276
Prepaid expenses and other current assets	127,735

Total current assets	13,622,381

Property and equipment, net	4,967,408
Intangible assets	15,323,152
Loan costs and discounts	635,813
Other assets	434,577

$34,983,331

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$52,403
Secured convertible notes payable	2,959,536
Accounts payable and accrued expenses	5,782,182
Billings in excess of cost and estimated earnings on uncompleted contracts	719,820

Total current liabilities	9,513,941

Secured convertible notes payable, non current	301,665
Derivative liabilities	4,722,520
Other liabilities	890,172

Total liabilities	15,428,298

Majority and minority interests	853,648
Commitments and contingencies (note 11)	—
Stockholders’ equity:
Common stock, par value $.0001, 750,000,000 shares authorized, 598,046,693 shares issued and outstanding	59,804
Additional paid-in capital	87,584,713
Accumulated deficit	(67,675,072)

19,969,445
Less: treasury stock (1,950,000 shares at cost)	(1,268,060)

Total stockholders’ equity	18,701,385

$34,983,331

See notes to consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Revenue	$41,743,320	$15,314,892
Cost of sales	32,083,495	11,209,802

Gross profit	9,659,825	4,105,090

Selling, general and administrative expenses	7,654,036	3,425,839
Related party stock based compensation	18,260,000	—
Research and development expenses	582,430	2,474,949

Loss from operations	(16,836,641)	(1,795,698)

Other income (expense):
Gain on extinguishment of debt, bankruptcy	4,163,740	1,298,068
Miscellaneous income, net	397,071	333,214
Derivative loss	(592,521)	—
Interest expense	(2,760,202)	(469,514)

Loss before reorganization item, income taxes and majority and minority interests	(15,628,553)	(633,930)
Reorganization item, professional fees related to bankruptcy and pursuit of claims	(1,919,288)	(1,202,829)

Loss before income taxes and majority and minority interests	(17,547,841)	(1,836,759)

Income tax benefit	—	—

Loss before majority and minority interests	(17,547,841)	(1,836,759)

Majority and minority interests	377	(430,230)

Loss from continuing operations	(17,547,464)	(2,266,989)

Loss on disposal of discontinued operations	(137,636)

Net loss	$(17,685,100)	$(2,266,989)

Net loss per common share:
Continuing operations	$(.03)	$(.01)
Discontinued operations	—	—

Net loss	$(.035)	$(.01)

Weighted average shares outstanding, basic and diluted	501,999,049	264,319,455

See notes to consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2005 AND 2004

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount
Balances, January 1, 2004	187,595,024	$18,759	$43,405,591	$(47,722,983)	$(1,268,060)	$(5,566,693)
Conversion of notes payable, related party to stock	49,175,125	4,918	3,929,092	—	—	3,934,010
Conversion of notes payable, related party to stock	10,000,001	1,000	1,399,000			1,400,000
Issuance of stock to acquire WESCO	15,000,000	1,500	1,798,500			1,800,000
Issuance of stock to acquire EME	40,000,000	4,000	6,263,000	—	—	6.267.000
Net loss	—	—	—	(2,266,989)	—	(2,266,989)

Balances, December 31, 2004	301,770,150	30,177	56,795,183	(49,989,972)	(1,268,060)	5,567,328
Conversion of notes payable, related party to stock	189,643,210	18,964	9,185,193			9,204,157
Stock issued for professional services	4,633,333	463	694,537			695,000
Stock issued as partial exercise of Laurus Fund Options	19,000,000	1,900	188,100			190,000
Reclassification of Derivative liabilities to equity			2,470,000			2,470,000
Stock issued as compensation for related party	83,000,000	8,300	18,251,700			18,260,000
Net loss	—	—	—	(17,685,100)	—	(17,685,100)

Balances December 31, 2005	598,046,693	$59,804	$87,584,713	$(67,675,072)	$(1,268,060)	$18,701,385

See notes to consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Cash flows from operating activities:
Net loss	$(17,685,100)	$(2,266,989)
Adjustments to reconcile net loss to net cash flows from operating activities:
Expenses funded through stock issuance	695,000	1,800,000
Intangible asset impairment		142,900
Related party compensation funded through stock issuance	18,260,000
Majority/minority interest in net income (loss) of consolidated entities	(377)	430,230
Derivative loss	592,521
Depreciation and amortization	362,098	77,342
Gain on cancellation of debt	(4,163,740)	(1,298,068)
Loss on disposal of discontinued operations	137,636
(Gain)/loss on disposal of assets	(40,039)	33,300
Increase (decrease) in cash due to changes in:
Accounts receivable	(720,872)	(1,047,553)
Cost and estimated earnings in excess of billings on uncompleted contracts	(460,057)	620,585
Inventory	(212,641)	336,520
Prepaid expenses and other assets	(52,701)	395,980
Accounts payable and accrued expenses	(328,958)	(2,636,730)
Billings in excess of cost and estimated earnings on uncompleted contracts	(327,745)	(225,119)
Accrued interest on related party payables		244,571

Net cash flows from operating activities	(3,944,975)	(3,426,331)

Cash flows from investing activities:
Acquisition of property and equipment	(992,180)	(2,376,545)
Cash acquired in business acquisition		3,174,317

Net cash flows from investing activities	(992,180)	797,772

Cash flows from financing activities:
Proceeds from note payable, related party	1,791,516	4,107,413
Proceeds from option exercise	190,000
Repayment of long term debt	(5,324,264)
Proceeds from Laurus credit facility	8,000,000

Net cash flows from financing activities	5,217,058	4,107,413

Net change in cash	(279,903)	1,478,854
Cash, beginning of year	1,482,383	3,529

Cash, end of year	$1,202,480	$1,482,383

See notes to consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

YEARS ENDED DECEMBER 31, 2005 AND 2004

Supplemental schedule of cash flow information

	2005	2004
Cash paid during the year for interest	$550,129	$123,632

Cash paid during the year for income taxes	$—	$—

Supplemental schedule of non-cash financing and investing activities

During 2005, the Company

•	Converted $9,204,157 of related party debt to 189,643,210 shares of common stock

•	Loan costs of $390,290 were funded through proceeds of Laurus credit facility

•	Retired secured creditor in the amount of $1,676,967 through proceeds of Laurus credit facility

•	Reduced accounts payable in the amount of $51,848 through proceeds of Laurus credit facility

During 2004, the Company

•	Converted $3,934,010 of related party debt to 49,175,125 shares of common stock

•	Converted $1,400,000 of related party debt to 10,000,001 shares of common stock

•	Issued 15,000,000 shares of common stock in acquisition of the remaining 30% interest in a joint venture, the principal asset of which consisted of approximately $1,800,000 of in progress research and development, which is required to be expensed immediately.

•	Issued 40,000,000 shares of common stock in exchange for the stock of Electric Machinery Enterprises, Inc. having net assets as follows:

Cash	$3,174,317
Accounts receivable and other current assets	11,460,476
Property and equipment	2,023,364
Other assets	390,289
Value of goodwill associated with acquisition	15,323,152
Accounts payable and other current liabilities	(6,540,682)
Related party borrowings	(4,199,926)
Liabilities subject to compromise	(14,540,195)
Minority interest in Cayman joint venture	(823,795)

Value of common stock issued	$6,267,000

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005 AND 2004

1.	Nature of business, basis of presentation and summary of significant accounting policies:

Basis of presentation:

The financial statements of EarthFirst Technologies, Incorporated and its subsidiaries (“EarthFirst” or “the Company”) that are included herein have been prepared in accordance with accounting principles generally accepted in the United States of America, and include all the necessary adjustments to fairly present the results of the periods presented.

Principles of Consolidation:

The financial statements include the consolidated accounts of EarthFirst Technologies Incorporated and all of its subsidiaries (including the variable interest entity discussed below) (collectively, the “Company”). All significant intercompany transactions and accounts have been eliminated.

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

Through its Electric Machinery Enterprises, Inc. subsidiary (EME), the Company performs services as an electrical contractor and subcontractor in the construction of commercial and municipal projects primarily located in Florida and the Caribbean. Substantially all of the Company’s revenues were generated by EME in 2005 and 2004.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005 AND 2004

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

Accounts Receivable, allowance for doubtful accounts, customer concentrations and foreign revenues:

Accounts receivable are customer obligations due under normal trade terms. Retainage on construction contracts, which aggregate $1,250,150 at December 31, 2005, and are included in accounts receivable, are contractual obligations of the customer that are withheld from progress billings until project completion and are generally collected within one year. The Company performs continuing credit evaluations of its customers’ financial condition and does not require collateral.

Senior management reviews receivables on a weekly basis to determine if any amounts may become uncollectible. Any contract receivable balances that are determined to be uncollectible, along with a general reserve, are included in the allowance for doubtful accounts. After all reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes the allowance for doubtful accounts of $279,500 is adequate as of December 31, 2005.

Accounts receivables from one customer accounted for 31% of the Company’s trade accounts receivable balance at December 31, 2005. In addition, revenues from one customer represented approximately 73% and 80% of all offshore revenues and approximately 37% and 36% of total revenues in 2005 and 2004 respectively. This construction contract is performed in the Cayman Islands.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005 AND 2004

Inventory:

Inventory, which consists of electrical and construction supplies, and B-100 biodiesel fuel, is stated at the lower of cost of market, determined by the first-in, first-out method.

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

Impairment of goodwill and long-lived assets:

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company reviews its non-amortizable long-lived assets, including intangible assets and goodwill for impairment annually, or sooner whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. Other depreciable or amortizable assets are reviewed when indications of impairment exist. Upon such an occurrence, recoverability of these assets is determined as follows. For long-lived assets that are held for use, the Company compares the forecasted undiscounted net cash flows to the carrying amount. If the long-lived asset is determined to be unable to recover the carrying amount, then it is written down to fair value. For long-lived assets held for sale, assets are written down to fair value. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending upon the nature or the assets. Intangibles with indefinite lives are tested by comparing their carrying amounts to fair value. Impairment of goodwill is tested using a two step method. The first step is to compare the fair value of the reporting unit to its book value, including goodwill. If the fair value of the unit is less than its book value, the Company than determines the implied fair value of goodwill by deducting the fair value of the reporting unit’s net assets from the fair value of the reporting unit. If the book value of goodwill is greater than its implied fair value, the Company writes down goodwill to its implied fair value. The Company’s goodwill relates to the acquisition of Electric Machinery Enterprises, Inc.

Derivative Financial:

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. However, certain other financial instruments, such as warrants and embedded conversion features that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period.

The caption Derivative Financial Instruments consists of (i) the fair values associated with derivative features embedded in the Laurus Convertible Secured Term Notes and (ii) the fair values of the detachable warrants and options that were issued in connection with those financing arrangements.

Income taxes:

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and federal income tax basis of assets and liabilities that will result in taxable income or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005 AND 2004

Revenue recognition:

Revenues recognized from solid waste transactions during the year ended December 31, 2005 consisted of the sale of by-products. Revenues from solid waste transactions recognized during the year ended December 31, 2004 are the result of contracted monthly minimum draws against sales commissions on the products of a polymer manufacturing company, and the receipt of license fees granting the exclusive option to purchase total rights to the CAVD technology for use in certain geographical areas. License revenue is recognized upon receipt as there are no future obligations associated with such revenue.

Revenues recognized from biofuel transactions during 2005 consisted of sales of biodiesel fuel. These revenues are recognized on an accrual basis when earned.

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

Cost of Sales:

The type of costs included in cost of sales consists primarily of items both directly and indirectly related to the performance of electrical construction contracts. These expenses include labor, materials, freight on the purchase of materials, equipment rentals, equipment repairs, subcontractors, vehicle costs, purchasing, receiving and warehouse costs. All of these costs are completely accounted for in costs of sales, without any prorations to selling, general and administrative. Costs associated with sale of solid waste by-products and biodiesel fuel include the cost of tires as raw materials, and the purchase of biodiesel for resale.

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

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005 AND 2004

Contract Claims

As of December 31, 2005 the Company has certain contracts and claims in various stages of negotiation, arbitration and litigation in the approximate amount of $9,000,000. The Company is attempting to resolve these matters, and expects to be successful in recovering these amounts. However, as in all matters in litigation, the outcome is not certain and amounts recovered, if any, could be materially different than expected. The Company does not record contract claims until such claims are realized pursuant to guidance in Statement of Position 81-1 Accounting for Performance Construction-Type and Certain Production-Type Contracts. The guidance states that “recognition of amounts of additional contract revenue relating to claims is appropriate only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated.” All of the conditions were not present so these claims are considered to be contingent gains and will be recorded when realized. These amounts, which are not carried as assets on the balance sheet, will be recorded as revenue when such claims are settled.

During the first quarter of 2006, $1,100,000 was collected on these claims, and recognized as revenue at that time.

Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates.

Net loss per share:

The Company computes loss per share under Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The statement requires presentation of two amounts; basic and diluted loss per share. Basic loss per share is computed by dividing the loss available to common stockholders by the weighted average common shares outstanding. Diluted earnings per share would include all common stock equivalents unless anti-dilutive. The Company has not included the outstanding options and warrants, or convertible debentures as common stock equivalents because the effect would be anti-dilutive.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005 AND 2004

The following table sets forth the shares issuable upon exercise of outstanding options and warrants and conversion of debentures that is not included in the basic and diluted net loss per share available to common stockholders:

	December 31,
	2005	2004
Shares issuable upon exercise of outstanding options	12,570,668	7,250 000
Shares issuable upon exercise of outstanding warrants	11,162,790	- 0 -
Shares issuable upon conversion of debentures	33,789,474	- 0 -

Total	57,522,932	7,250,000

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

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005 AND 2004

2.	Laurus Credit Facility

On March 30, 2005, the Company entered into agreements with Laurus Master Funds, Ltd, a Cayman Islands corporation (“Laurus”), pursuant to which the Company sold convertible debt and an option and a warrant to purchase common stock of the Company to Laurus in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The securities being sold to Laurus include the following:

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

YEARS ENDED DECEMBER 31, 2005 AND 2004

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

The Company is obligated to file a registration statement registering the resale of shares of the Company’s common stock issuable upon conversion of the convertible notes, exercise of the warrant and exercise of the option. If the registration statement is not filed by May 30, 2005, or

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005 AND 2004

declared effective by January 31, 2006, or if the registration is suspended other than as permitted, in the registration rights agreement between the Company and Laurus, the Company is obligated to pay Laurus certain fees and the obligations may be deemed to be in default. The Company has filed this registration statement and has responded to two rounds of comments, and is preparing a response to the third round of comments from the SEC.

The Company paid a fee at closing to Laurus Capital Management LLC, the manager of the Laurus Master Funds, Ltd., equal to 3.6% of the total maximum funds to be borrowed under the Company’s agreements with Laurus.

The following table reflects balances of the secured convertible notes at December 31, 2005:

Face value $2,700,000 Secured Convertible Term Note, variable rate of prime plus 2% (9.25% at December 31, 2005), due in stated monthly payments of $100,000 November 2005 to December 2006.	$407,481
Face value $1,000,000 Secured Convertible Minimum Note, variable rate of prime plus 2%, subject to 7% floor (9.25% at December 31, 2005) due at maturity on March 31, 2008.	75,287
Face value $4,000,000 Secured Convertible Revolving Note, variable rate of prime plus 2%, subject to 7% floor (9.25% at December 31, 2005), due at maturity on March 31, 2008.	2,778,433

3,261,201
Less current maturities	(2,959,536)

$301,665

Scheduled maturities of face values for the years ending December 31 are as follows:
2006	$5,200,000
2007	1,200,000
2008	1,300,000

$7,700,000

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005 AND 2004

The Laurus Financings included registration rights and certain other terms and conditions related to share settlement of the embedded conversion features and the warrants that the Company has determined are not within its control. In addition, certain features associated with the financings, such as anti-dilution protection afforded the financing agreements render the number of shares issuable to be indeterminate. In these instances, EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, requires allocation of the proceeds between the various instruments and the derivative elements carried at fair values. The following tabular presentation reflects the allocation of the proceeds on the financings date:

	Term Note	Minimum Note	Revolving Note
Allocation:
Warrants and options	$3,578,591	$1,192,864	$2,600,000
Embedded derivative features	1,932,632	644,211	3,101,445
Debt instrument	—	—	—
Derivative loss	(2,511,222)	(837,074)	(3,101,445)

Total proceeds	$3,000,000	$1,000,000	$4,000,000

Derivative losses arose in connection with the allocation of proceeds to derivative financial instruments at their respective fair values, which amounts exceed amounts received by the Company in connection with the financing arrangement. See Fair Value of Financial Instruments, below, for additional information about the Company’s financial instruments. No proceeds were allocated to the secured convertible notes and therefore discounts of $3,000,000, $1,000,000 and $4,000,000 were recorded.

The discount to the debt instruments resulting from the aforementioned allocation is being amortized through periodic charges to interest expense using the effective method for the Term and Minimum Notes and the straight-line method for the Revolving Note.

The following tabular presentation reflects the amortization of the debt discounts included in interest for each instrument:

	Term Note	Minimum Note	Revolving Note	Total
Year ended December 31, 2005	$798,421	$75,287	$1,378,434	$2,252,142

3.	Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, accounts payable, accrued expenses, acquisition consideration payable and bank borrowings generally approximate the respective fair values of these instruments due to their current nature.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005 AND 2004

The fair values of convertible notes for disclosure purposes only are estimated based upon the present value of the estimated cash flows at credit risk adjusted interest rates, ranging from 10.63% to 11.54% for convertible instruments. As of December 31, 2005, estimated fair values and respective carrying values for debt instruments are as follows:

Debt Instrument	Fair Value	Carrying Value
$2,700,000 Face Value Convertible Secured Term Note	$2,551,292	$407,481

$1,000,000 Face Value Convertible Secured Minimum Note	$962,493	$75,287

$4,000,000 Face Value Convertible Secured Revolving Note	$3,849,975	$2,778,433

4.	Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. However, certain other financial instruments, such as warrants and embedded conversion features that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period.

The caption Derivative Financial Instruments consists of (i) the fair values associated with derivative features embedded in the Laurus Convertible Secured Term Notes and (ii) the fair values of the detachable warrants and options that were issued in connection with those financing arrangements.

On July 27, 2005, Laurus Master Fund exercised common stock options for the purchase of 19,000,000 shares of common stock at the strike price of $0.01 per share. On that date, the fair value of the freestanding derivative associated with the stock options exercised, amounting to $2,470,000 was reclassified to stockholders’ equity.

The following tabular presentation reflects the components of Derivative financial instruments on the Company’s balance sheet at December 31, 2005:

Liabilities:	2005
Embedded derivative instruments	$2,492,000
Freestanding derivatives (warrants and options)	2,230,520

$4,722,520

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005 AND 2004

The following tabular presentation reflects the number of common shares into which the aforementioned derivatives are indexed at December 31, 2005:

2005
Common shares indexed:
Embedded derivative instruments	44,000,000
Freestanding derivatives (warrants and options)	16,733,458

60,733,458

Income (expense) for the year ended December 31, 2005 associated with adjustments recorded to reflect the aforementioned derivatives at fair value amounted to $592,521.

Fair value considerations for derivative financial instruments:

Freestanding derivative instruments, consisting of warrants and options that arose from the Laurus financing are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions included in this model as of December 31, 2005 are as follows:

Holder	Laurus	Laurus
Instrument	Warrants	Options
Exercise prices	$0.23—$0.28	$0.01
Term (years)	5.3	1.0
Volatility	59.09%	59.09%
Risk-free rate	4.88%	4.88%

Embedded derivative instruments consist of multiple individual features that were embedded in the convertible debt instruments. The Company evaluated all significant features of the hybrid instruments and, where required under current accounting standards, bifurcated features for separate report classification. These features were, as attributable to each convertible note, aggregated into one compound derivative financial instrument for financial reporting purposes. The compound embedded derivative instruments are valued using the Flexible Monte Carlo methodology because that model embodies certain relevant assumptions (including, but not limited to, interest rate risk, credit risk, and Company-controlled redemption privileges) that are necessary to value these complex derivatives.

Significant assumptions included in this model as of December 31, 2005 are as follows:

Holder	Laurus	Laurus	Laurus
Instrument	Term	Minimum	Revolver
Conversion prices	$3.12	$2.70	$2.92
Actual term (years)	2.1	2.2	2.5
Equivalent volatility	45.29%	45.29%	45.29%
Equivalent interest rate	2.14%	2.14%	2.14%
Equivalent yield rate	11.39%	11.39%	11.39%

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005 AND 2004

Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions.

5.	Acquisitions and intangible assets

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

The fair values of assets acquired and liabilities assumed in connection with this acquisition, which was accounted for as a purchase, are as follows:

EME
Cash	$3,174,317
Accounts receivable	7,464,139
Costs and earnings in excess of billings	1,606,854
Inventory	1,737,155
Prepaid expenses and other current assets	652,328
Property and equipment	2,023,364
Construction in process Goodwill	15,323,152
Purchased in-process research and development Other assets	390,289

Total assets acquired	32,371,598
Less current liabilities assumed	11,409,920
Less long-term debt assumed	14,694,678

$6,267,000

Proforma results of operations for the year ended December 31, 2004 as though this acquisition had taken place at January 1, 2004 are as follows:

Years Ended December 31, 2004
Revenue	$40,046,786

Net loss	$(1,578,082)

Net loss per share	$(.01)

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005 AND 2004

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

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005 AND 2004

For accounting purposes, the transaction was treated as an acquisition of assets and not a business combination because WESCO did not meet the definition of a business under EITF 98-3, Determination Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business . The purchase price was allocated to assets acquired and liabilities assumed based on management’s analysis and estimates of fair values. Management’s estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. The acquired in-process research and development (IPR&D) (principally associated with the Catalytic Activated Vacuum Distillation process) was valued at $1.8 million, based on the consideration given up. The remaining purchase price was the assumption of obligations associated with the property and equipment of $725,000 and was therefore specifically allocated to those assets. As such the acquisition of the intellectual property, which was funded by non-monetary assets (EarthFirst stock) was written off as IPR & D and the construction in process for the pilot plant was recorded based on the liabilities assumed and EarthFirst took over the construction contract, paying all further costs of said construction directly to the contractor. The pilot plant was capitalizable since it was of a scale economically feasible for commercial production. The amounts assigned to IPR&D assets were written off at the date of acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method .

6.	Sale of Subsidiary

On March 23, 2005, the Company closed on the sale of EM Enterprises General Contractors, Inc., a subsidiary of EME for $900,000. Pursuant to the “EMEGC Stock Sale Agreement, the transaction has been accounted for with an effective date of January 1, 2005. The proceeds of the sale went to the secured creditor as a part of accomplishing the satisfaction of the secured debt.

7.	Contracts in Progress

Uncompleted contracts are summarized as follows at December 31, 2005:

Costs incurred on uncompleted contracts	$20,404,956
Estimated earnings on uncompleted contracts	3,047,325

23,452,281
Less billings to date	(22,725,775)

$726,506

The components of this amount are included on the balance sheet under the following captions:

Costs and estimated earnings in excess of billings on Uncompleted contracts	$1,446,326
Billings in excess of costs and estimated earnings on uncompleted contracts	(719,820)

$726,506

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005 AND 2004

8.	Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2005:

Land	$52,244
Buildings	1,267,139
Construction in progress	2,273,719
Leasehold improvements	832,900
Equipment	1,982,876
Vehicles	1,059,491
Furniture, fixtures and other	116,316

7,584,685
Less accumulated depreciation	(2,617,277)

$4,967,408

9.	Notes Payable

Notes payable consisted of the following at December 31, 2005:

Promissory note payable to vendor in lieu of payment on administrative claim, no accrued interest; bi monthly payments of $7,500, with final payment of $25,638 by January 1, 2006	$25,638
Insurance premium finance agreement, payable in nine monthly payments of $6,403, bearing interest at 8.25%, to premium assignment corporation	18,753
Installment notes payable to a finance company, with monthly payments of approximately $848.00 including interest at 13.4% secured by equipment	8,010

$52,401

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005 AND 2004

10.	EME Bankruptcy and Plan of Reorganization Obligations

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

The Plan of Reorganization (the “Plan”) filed on behalf of Electric Machinery Enterprises, Inc. was confirmed by the Bankruptcy Court on December 9, 2004. The plan provides for the restructure of debt, and orderly discharge of pre-petition priority and administrative claims. The balance remaining of the restructured obligations under the Plan as of December 31, 2005 is included on the balance sheet in accounts payable and accrued expenses and consisted of the following:

Administrative debt
Costs and legal expenses for the administration of the reorganization case	$63,611

On March 31, 2005, with the closing of the Laurus Credit Facility, the Company was able to take advantage of discounts available through the approved reorganization plan for its wholly owned subsidiary, EME., and completely satisfy all remaining obligations associated with the secured debt, resulting in a gain on extinguishment of debt in the amount of $4,163,740 during the year ended December 31, 2005.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005 AND 2004

11.	Commitments and Contingencies

Lease obligations:

The Company leases vehicles and certain office equipment under noncancellable operating leases for periods up to four years. In addition, the Company conducts its operations in a facility leased from a related corporation owned by certain stockholders of the Company.

The total rent expense for the years ended December 31, 2005 and 2004 were approximately $953,516 and $247,709, of which approximately $657,996 and $228,012 respectively, were for the facility leased from the related corporation.

Approximate future minimum rentals on noncancellable leases at December 31, 2005 are as follows:

Year ending December 31,
2006	$927,610
2007	220,905
2008	218,661
2009	140,474

$1,507,650

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

YEARS ENDED DECEMBER 31, 2005 AND 2004

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

12.	Retirement Plan

EFTI adopted the “EarthFirst Technologies, Incorporated 401(k) Savings Plan” effective October 1, 2005. The Plan covers all employees of the Company employed on October 1, 2005 who have attained the age of 21. Otherwise, eligibility to participate in the Plan is established after having completed six months of service and having attained age 21. The Plan provides for a matching contribution equal to 25% of the amount of salary reduction deferral elected by the employee up to 4% of the employees annual payroll compensation. The Company incurred no expense for the year ended December 31, 2005.

EME adopted a 401(k) savings plan effective January 1, 1997. The Plan covered all employees who were at least 18 years of age with one or more years of service. The Company did not make any discretionary contributions for the years ended December 31, 2005 or 2004. Effective November 1, 2005, the Electric Machinery Enterprises, Inc. 401(k) Savings Plan was merged into the EarthFirst Technologies, Incorporated 401(k) Savings.

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

YEARS ENDED DECEMBER 31, 2005 AND 2004

Inc. that was held in the EME Employee Stock Ownership Trust on their behalf. EME has no obligation for the repurchase of the stock distributed to the participants of the Plan because the shares are publicly traded and as such, there is a market available in which the participants may sell their shares.

14.	Related Party Transactions

Material related party transactions that have been entered into by the Company that are not otherwise in these notes are summarized below:

On February 23, 2005, the entire remaining balance of amounts due to the Company’s principal stockholder in the amount of $9,204,157 was converted into 189,643,210 shares of the Company’s common stock. As of December 31, 2005 there are no remaining amounts due to related parties.

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

YEARS ENDED DECEMBER 31, 2005 AND 2004

bankruptcy, and authorized by the Fourth Amended Plan of Reorganization of EME pursuant to Section 1145 of the Bankruptcy Code. Compensation expense associated with this transaction, calculated based upon the market price of the Company’s stock on the date of grant was $18,260,000.

15.	Stockholders equity

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

On January 26, 2004, the Company finalized a letter of understanding (“LOU”) with World Environmental Solutions Company, LLC (“WESCO”), Harmony, LLC and Turner Industries (“Harmony/Turner”) wherein the Company agreed to form a new company (“Holdings”), to commercialize certain Solid Waste Technology. Pursuant to the LOU, Holdings agreed to fund $50,000 in engineering costs and provide management and expertise to create an operational plant. The agreement further specifies that Harmony, LLC and Turner Industries (Company whose Chairman is related to a Director of the Company) agree to a cost plus construction contract to build the Solid Waste Remediation Plant and to maintain the capability to build four additional plants in the near term with a total of 43 plants projected within a 5 year period.

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

YEARS ENDED DECEMBER 31, 2005 AND 2004

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

On March 30, 2005, the Company issued options to purchase 24,570,668 shares of the Company’s common stock in conjunction with the credit facility with the Laurus Master Fund. On July 27, 2005, Laurus Master Funds, Ltd. exercised its option to purchase 19,000,000 common shares at $.01 per share.

A summary of the status of the Company’s outstanding stock options as of December 31, 2005 and 2004, and the changes during the years ending on those dates, is presented below:

	Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2004	9,250,000	$.32
Options granted in 2004	—	—
Options canceled in 2004	(2,000,000)	1.00

Options outstanding, December 31, 2004	7,250,000	.32

Options granted in 2005	24,570,668	.01
Options exercised in 2005	(19,000,000)	.01
Options expired in 2005	(250,000)	.05

Options outstanding, December 31, 2005, all of which are exercisable	12,570,668	$.08

The following table summarizes information for options outstanding and exercisable at December 31, 2005.

	Options Outstanding and Exercisable
Range of Prices	Number	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price
$ 0.01-1.00	12,570,668	5.08 years	$.08

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005 AND 2004

Weighted average grant date fair values of options granted during 2005 are as follows:

	Number of Options	Exercise Price	Grant date fair value
Exercise price:
Less than market	24,570,668	$.01	$.23

Common stock warrants:

On March 30, 2005, the Company issued warrants to purchase 11,162,790 shares of the Company’s common stock in conjunction with the credit facility with the Laurus Master Fund at a purchase price of $.23 for the first 5,581,395 shares and $.28 for the remaining 5,581,395 shares, exercisable for a period of seven years.

There were no warrants granted during 2004. During 2004, warrants to acquire 3,800,000 shares of common stock at $.40 per share expired.

Stock issuances for services:

During 2005 and 2004, the Company issued shares of unregistered common stock to settle certain disputes. The shares issued have been valued at market price on the date of issue.

16.	Management’s plans regarding liquidity and capital resources:

The Company experienced recurring net losses since its inception and, as such, experienced negative operating cash flows through most of 2004. The Company has historically funded these negative operating cash flows with proceeds from sales of common and preferred stock, as well as notes and convertible debentures payable.

In December 2000 and again in January 2003, the Company entered into multiple revolving line of credit promissory notes with entities related to John Stanton, the Company’s Chairman of the Board, Chief Executive Officer and President, secured by all of the assets of the Company. Each revolving note was a demand loan, which meant that the lender could demand full repayment of the loan at any time. The promissory notes related to each revolving line of credit merely provided for a loan up to a stated amount. There was no obligation on the part of the related party to make any loans pursuant to these agreements if the loan balance was less than the stated amount. There was no obligation on the part of the related parties to make any additional loans.

Historically, the related party lender has periodically agreed to convert portions of the loan balances into shares of the Company’s common stock. During 2004, the related party converted $5,334,010 of these notes into shares of the Company’s common stock.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005 AND 2004

As of December 31, 2004, the Company owed $6,672,519 pursuant to these agreements. Subsequent to December 31, 2004, additional loans were made under these notes to help secure the outcome of the reorganization of EME. On February 23, 2005 the full balance of notes payable to related parties was converted into 189,643,210 shares of the Company’s common stock.

Since the acquisition of EME in August of 2004, the Company is no longer experiencing negative operating cash flows. Working capital as of December 31, 2005 was approximately $4.1 million and stockholders equity was approximately $18.7 million.

The Company generated income from operations in 2005 exclusive of stock based compensation of $1,423,359.

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

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005 AND 2004

The company may pursue an expansion of its Laurus credit facility or borrowings from related parties to fund anticipated growth; however management believes that current working capital levels and expected positive operating cash flows in 2006 will provide cash flows sufficient to fund the company’s obligations in the ordinary course of business.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005 AND 2004

17.	Segment Information

Commencing with the Company’s acquisition of EME in the fourth quarter of 2004, and the establishment of EarthFirst Americas in 2005, the Company operates in three business segments. The waste disposal segment is focused on research and development and bringing the existing technologies to commercial realization. The Contracting segment operates electrical contracting and subcontracting services on commercial and municipal construction projects primarily in Florida and the Caribbean. The Caribbean projects are all denominated in U.S. currency. The Biofuels segment is focused on the importing and producing of biodiesel fuels.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005 AND 2004

SEGMENT INFORMATION FOR THE YEAR ENDED DECEMBER 31, 2005 IS AS FOLLOWS:

	Waste Disposal	Contracting	Biofuels	Total
Revenue	$11,770	$41,562,369	$169,181	$41,743,320
Cost of Sales		31,872,678	171,526	32,044,204

Gross profit (loss)	11,770	9,689,691	(2,345)	9,699,116
Selling, general and administrative expenses	857,403	4,843,957	510,034	6,211,394
Research and development expenses	408,205			408,205

Income (loss) from operations before reorganization item, income taxes and majority interest	(1,253,838)	4,845,734	(512,379)	3,079,517
Other income (expense)
Gain on extinguishment of debt, bankruptcy		4,163,740		4,163,740
Loss on disposal of assets		(97,597)		(97,597)
Interest expense	(64,670)	(22,064)		(86,734)
Miscellaneous income		266,975		266,975

Income (loss) before reorganization item, Income taxes and majority interest	(1,318,508)	9,156,788	(512,379)	7,325,901
Reorganization item, professional fees related to bankruptcy and pursuit of claims		(1,224,288)		(1,224,288)

Income (loss) before majority interest	(1,318,508)	7,932,500	(512,379)	6,101,613
Majority interest		377		377

Income (loss) from continuing operations	(1,318,508)	7,932,877	(512,379)	6,101,990
Loss on disposal of discontinued operations		(137,636)		(137,636)

Net Income (loss)	$(1,318,508)	$7,795,241	$(512,379)	$5,964,354

Total Assets	$2,812,764	$29,767,990	$612,271	$33,193,025

Goodwill		$15,323,152		$15,323,152

Reconciliation of Segment Amounts Reported to Condensed Consolidated Amounts
Revenue
Total revenues for reportable segments			$41,743,320

Total consolidated revenue			$41,743,320

Net income (loss)
Total income (loss for reportable segments			$5,964,354
Unallocated amounts relating to corporate operations
Miscellaneous income			188,402
Selling, general and administrative expenses			(1,442,642)
Research and development expense			(174,225)
Interest expense			(2,673,468)
Derivative loss			(592,521)
Professional fees - pursuit of claims			(695,000)
Related party stock based compensation			(18,260,000)

Total consolidated net loss			$(17,685,100)

Assets
Total assets for reportable segments			$33,193,025
Corporate investments and other assets			1,790,306

Total consolidated assets			$34,983,331

SEGMENT INFORMATION FOR THE YEAR ENDED DECEMBER 31, 2004 IS AS FOLLOWS:

	Waste Disposal	Contracting	Total
Revenue	$140,000	$15,174,892	$15,314,892
Cost of Sales		11,209,802	11,209,802

Gross margin	140,000	3,965,090	4,105,090
Selling, general and administrative	1,063,682	2,362,157	3,425,839
Research and development	2,474,949		2,474,949

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005 AND 2004

16.	Quarterly information (unaudited):

	March	June	September	December
2005
Revenues	$8,168,099	$9,753,062	$10,526,009	$13,597,937
Net income (loss)	$(4,403,379)	$8,691,108	$(19,954,550)	$(2,018,279)
EPS	$(.012)	$.018	$(.041)	$(.003)

	March	June	September	December
2004
Revenues	$15,000	$115,000	$3,376,936	$11,939,159
Net income (loss)	$(2,082,861)	$(436,844)	$(843,420)	$1,370,239
EPS	$(.009)	$(.002)	$(.003)	$(.005)

Note that Electric Machinery Enterprises, Inc. was acquired August 20, 2004.

17.	Quarterly restatements

During the fourth quarter of 2005, the Company reevaluated its accounting for the convertible note financing transactions discussed in Note 2. During the three, six and nine months ended March 31, June 30 and September 30, 2005, the Company accounted for the free standing warrants, embedded beneficial conversion options, and other derivative financial instruments associated with the convertible notes as equity. During the fourth quarter of 2005, management determined that these derivatives should be recorded as liabilities at fair value and thereafter adjusted to fair value at each subsequent reporting period until certain conditions are met, at which time such derivative liabilities can be classified into equity. As such, the unaudited quarterly financial information as previously reported has been restated as follows:

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005 AND 2004

Restatements for the three months ended March 31, 2005;

	BALANCE SHEET March 31, 2005
	As Originally Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash	$6,639,765	$—	$6,639,765
Accounts receivable - net	5,700,077		5,700,077
Cost and estimated earnings in excess of billings on uncompleted contracts	1,236,719		1,236,719
Inventory	1,391,827		1,391,827
Prepaid expenses and other current assets	223,519		223,519

Total current assets	15,191,907	—	15,191,907

Property and equipment - net	4,107,426		4,107,426
Investments - at cost	300,000		300,000
Intangible assets	15,323,152		15,323,152
Loan costs and discounts	390,290		390,290
Other assets	276,897		276,897

	$35,589,672	$—	$35,589,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long term debt	$71,786	$—	$71,786
Secured convertible notes payable	1,582,073	(1,582,073)	—
Accounts payable and accrued expenses	4,804,583		4,804,583
Billings in excess of cost and estimated earnings on uncompleted contracts	1,742,696	—	1,742,696

Total current liabilities	8,201,138	(1,582,073)	6,619,065

Secured convertible notes payable, non current	1,672,591	(1,672,591)	—
Derivative liabilities		13,049,742	13,049,742
Plan of reorganization obligations	3,393,359		3,393,359
Other liabilities	959,400		959,400

	14,226,488	9,795,078	24,021,566
Majority interest	1,200,000		1,200,000
Commitments and contingencies	—		—
Stockholders equity:
Common stock	49,141		49,141
Additional paid -in-capital	72,580,376	(6,600,000)	65,980,376
Accumulated deficit	(51,198,273)	(3,195,078)	(54,393,351)

	21,431,244	(9,795,078)	11,636,166
Less treasury stock (1,950,000 shares at cost)	(1,268,060)		(1,268,060)

	20,163,184	(9,795,078)	10,368,106

	$35,589,672	$—	$35,589,672

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005 AND 2004

	STATEMENT OF OPERATIONS Three Months Ended March 31, 2005
	As Originally Reported	Adjustments	As Restated
Revenue	$8,168,099	$—	$8,168,099
Cost of sales	6,247,451		6,247,451

Gross profit	1,920,648		1,920,648

Selling, general and administrative expenses	1,203,087		1,203,087
Research and development expenses	193,327		193,327

Income (loss) from operations before reorganization item, income taxes and majority interest	524,234	—	524,234

Other income (expense):
Gain on extinguishment of debt, bankruptcy	2,178,568		2,178,568
Miscellaneous income (expense)	30,263		30,263
Derivative gain (loss)		(6,449,742)	(6,449,742)
Interest expense	(3,334,094)	$3,254,664	(79,430)

Income (loss) before reorganization item, income taxes and majority interest	(601,029)	(3,195,078)	(3,796,107)

Reorganization item, professional fees related to bankruptcy and pursuit of claims	(323,661)		(323,661)

Loss before income taxes and majority interest	(924,690)	(3,195,078)	(4,119,768)

Income tax benefit			—

Loss before majority interest	(924,690)	(3,195,078)	(4,119,768)

Majority interest	(145,975)		(145,975)

Loss from continuing operations	(1,070,665)	(3,195,078)	(4,265,743)

Loss on disposal of discontinued operations	(137,636)		(137,636)

Net Loss	$(1,208,301)	$(3,195,078)	$(4,403,379)

Net Loss per common share	$(0.00)		$(0.012)

Weighted average shares outstanding	379,734,581		379,734,581

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005 AND 2004

Restatements for the three months ended June 30, 2005

	BALANCE SHEET June 30, 2005
	As Originally Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash	$2,278,015	$—	$2,278,015
Accounts receivable - net	8,015,866		8,015,866
Cost and estimated earnings in excess of billings on uncompleted contracts	582,196		582,196
Inventory	1,351,835		1,351,835
Prepaid expenses and other current assets	55,975		55,975

Total current assets	12,283,887	—	12,283,887

Property and equipment - net	4,436,241		4,436,241
Investments - at cost	919,914		919,914
Intangible assets	15,323,152		15,323,152
Loan costs and discounts	729,202		729,202
Other assets	456,846		456,846

	$34,149,242	$—	$34,149,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long term debt	$57,338	$—	$57,338
Secured convertible notes payable	2,376,482	(720,145)	1,656,337
Plan of reorganization obligations - current	97,614		97,614
Accounts payable and accrued expenses	3,463,433		3,463,433
Billings in excess of cost and estimated earnings on uncompleted contracts	1,128,327		1,128,327

Total current liabilities	7,123,194	(720,145)	6,403,049

Secured convertible notes payable, non current	1,755,701	(1,681,605)	74,096
Derivative liabilities		5,002,848	5,002,848
Other liabilities	952,502		952,502

	9,831,397	2,601,098	12,432,495
Majority interest	1,962,533		1,962,533
Commitments and contingencies	—		—
Stockholders equity:
Common stock	49,604		49,604
Additional paid -in-capital	74,364,827	(7,689,914)	66,674,913
Accumulated deficit	(50,791,059)	5,088,816	(45,702,243)

	23,623,372	(2,601,098)	21,022,274
Less treasury stock (1,950,000 shares at cost)	(1,268,060)		(1,268,060)

	22,355,312	(2,601,098)	19,754,214

	$34,149,242	$—	$34,149,242

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005 AND 2004

	STATEMENT OF OPERATIONS Three Months Ended June 30, 2005
	As Originally Reported	Adjustments	As Restated
Revenue	$9,753,062	$—	$9,753,062
Cost of sales	6,377,002		6,377,002

Gross profit	3,376,060		3,376,060

Selling, general and administrative expenses	2,036,095		2,036,095
Research and development expenses	127,324		127,324

Income (loss) from operations before reorganization item, income taxes and majority interest	1,212,641	—	1,212,641

Other income (expense):
Gain on extinguishment of debt, bankruptcy	1,804,739		1,804,739
Miscellaneous income (expense)	14,631		14,631
Derivative gain (loss)		8,046,893	8,046,893
Interest expense	(703,247)	$237,001	(466,246)

Income (loss) before reorganization item, income taxes and majority interest	2,328,764	8,283,894	10,612,658

Reorganization item, professional fees related to bankruptcy and pursuit of claims	(1,109,017)		(1,109,017)

Income before income taxes and majority interest	1,219,747	8,283,894	9,503,641

Income tax benefit	—		—

Income before majority interest	1,219,747	8,283,894	9,503,641

Majority interest	(812,533)		(812,533)

Income from continuing operations	407,214	8,283,894	8,691,108

Loss on disposal of discontinued operations			—

Net Income	$407,214	$8,283,894	$8,691,108

Net income per common share	$0.001		$0.018

Weighted average shares outstanding	491,922,517		491,922,517

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005 AND 2004

Restatements for the three months ended September 30, 2005

	BALANCE SHEET September 30, 2005
	As Originally Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash	$1,060,763	$—	$1,060,763
Accounts receivable - net	8,058,899		8,058,899
Cost and estimated earnings in excess of billings on uncompleted contracts	1,602,100		1,602,100
Inventory	1,349,938		1,349,938
Prepaid expenses and other current assets	188,948		188,948

Total current assets	12,260,648	—	12,260,648

Property and equipment - net	4,624,356		4,624,356
Investments - at cost	798,350		798,350
Intangible assets	15,323,152		15,323,152
Loan costs and discounts	706,459		706,459
Other assets	438,899		438,899

	$34,151,864	$—	$34,151,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long term debt	$85,963	$—	$85,963
Secured convertible notes payable	2,262,618	(747,161)	1,515,457
Accounts payable and accrued expenses	3,940,175		3,940,175
Billings in excess of cost and estimated earnings on uncompleted contracts	800,776		800,776

Total current liabilities	7,089,532	(747,161)	6,342,371

Secured convertible notes payable, non current	1,569,169	(1,398,327)	170,842
Derivative liabilities		3,752,609	3,752,609
Other liabilities	967,762		967,762

	9,626,463	1,607,121	11,233,584
Majority interest	2,198,617		2,198,617
Commitments and contingencies	—		—
Stockholders equity:
Common stock	59,804		59,804
Additional paid -in-capital	92,804,627	(5,219,914)	87,584,713
Accumulated deficit	(69,269,587)	3,612,793	(65,656,794)

	23,594,844	(1,607,121)	21,987,723
Less treasury stock (1,950,000 shares at cost)	(1,268,060)		(1,268,060)

	22,326,784	(1,607,121)	20,719,663

	$34,151,864	$—	$34,151,864

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005 AND 2004

	STATEMENT OF OPERATIONS Three Months Ended September 30, 2005
	As Originally Reported	Adjustments	As Restated
Revenue	$10,526,009	$—	$10,526,009
Cost of sales	7,879,108		7,879,108

Gross profit	2,646,901		2,646,901

Selling, general and administrative expenses	1,947,185		1,947,185
Related party stock based compensation	18,260,000		18,260,000
Research and development expenses	104,064		104,064

Income (loss) from operations before reorganization item, income taxes and majority interest	(17,664,348)	—	(17,664,348)

Other income (expense):
Gain on extinguishment of debt, bankruptcy	180,433		180,433
Miscellaneous income (expense)	59,962		59,962
Derivative gain (loss)		(1,219,761)	(1,219,761)
Interest expense	(490,461)	$(256,261)	(746,722)

Income (loss) before reorganization item, income taxes and majority interest	(17,914,414)	(1,476,022)	(19,390,436)

Reorganization item, professional fees related to bankruptcy and pursuit of claims	(278,030)		(278,030)

Income before income taxes and majority interest	(18,192,444)	(1,476,022)	(19,668,466)

Income tax benefit	—		—

Income before majority interest	(18,192,444)	(1,476,022)	(19,668,466)

Majority interest	(286,084)		(286,084)

Income from continuing operations	(18,478,528)	(1,476,022)	(19,954,550)

Loss on disposal of discontinued operations			—

Net Income	$(18,478,528)	$(1,476,022)	$(19,954,550)

Net income per common share	$(0.030)		$(0.041)

Weighted average shares outstanding	535,524,754		491,922,517

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005 AND 2004

19.	Subsequent Events

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed by Aidman, Piser & Company, P.A. for professional services rendered for the audit of the Company’s annual financial statements for the years ended December 31, 2005 and 2004, the review of the financial statements included in the Company’s Forms 10-QSB and Forms 8K totaled $161,505 and $91,200 as follows:

	2005	2004
Audit fees	$91,385	$66,850
Audit related fees	70,120	24,350
Tax fees	—	—
All others	—	—

	$161,505	$91,200