Form 10QSB
period 2006-03-31
EARTHFIRST TECHNOLOGIES INC
filed 2006-05-16
CIK 1056748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended – March 31, 2006

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

(813) 238-5010

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 4, 2006: 598,996,693 shares $.0001 par value common stock.

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

FORM 10-QSB

EARTHFIRST TECHNOLOGIES, INCORPORATED

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006 (Unaudited)	December 31, 2005
ASSETS
Current assets:
Cash	$711,957	$1,202,480
Accounts receivable – net	12,443,299	9,232,564
Cost and estimated earnings in excess of billings on uncompleted contracts	1,219,269	1,446,326
Inventory	3,849,513	1,613,276
Prepaid expenses and other current assets	127,553	127,735

Total current assets	18,351,591	13,622,381

Property and equipment, net	4,972,328	4,967,408
Intangible assets	15,323,152	15,323,152
Loan costs and discounts	560,168	635,813
Other assets	435,771	434,577

	$39,643,010	$34,983,331

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$52,403
Secured convertible notes payable	3,835,886	2,959,536
Accounts payable and accrued expenses	7,242,343	5,782,182
Billings in excess of cost and estimated earnings on uncompleted contracts	2,395,176	719,820
Notes payable, related parties	2,873,534	—

Total current liabilities	16,346,939	9,513,941

Secured convertible notes payable, non current	331,191	301,665
Derivative liabilities	1,641,357	4,722,520
Other liabilities	426,566	890,172

Total liabilities	18,746,053	15,428,298

Majority and minority interests	530,546	853,648
Commitments and contingencies (Note 8)	—	—

Stockholders’ equity:
Common stock, par value $.0001, 750,000,000 shares authorized, 598,296,693 and 598,046,693 shares issued and outstanding	59,829	59,804
Additional paid-in capital	87,622,188	87,584,713
Accumulated deficit	(66,047,546)	(67,675,072)

	21,634,471	19,969,445
Less treasury stock (1,950,000 shares at cost)	(1,268,060)	(1,268,060)

Total stockholders’ equity:	20,366,411	18,701,385

	$39,643,010	$34,983,331

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Revenue	$11,398,462	$8,168,099
Cost of sales	9,891,553	6,247,451

Gross profit	1,506,909	1,920,648

Selling, general and administrative expenses	2,273,716	1,203,087
Research and development expenses	154,518	193,327

Income (loss) from operations before reorganization item, income taxes and majority interest	(921,325)	524,234

Other income (expense):
Gain on extinguishment of debt, bankruptcy	44,625	2,178,568
Claims recovery	1,100,000	—
Miscellaneous income	33,698	30,263
Derivative gain (loss)	3,007,900	(6,449,742)
Interest expense	(1,312,819)	(79,430)

Income (Loss) before reorganization item, income taxes and majority and minority interests	1,952,079	(3,796,107)

Reorganization item, professional fees related to bankruptcy and pursuit of claims	(97,655)	(323,661)

Income (Loss) before income taxes and majority and minority interests	1,854,424	(4,119,768)

Provision for income taxes	—	—

Income (Loss) before majority and minority interests	1,854,424	(4,119,768)
Majority and minority interests	(226,898)	(145,975)

Income (loss) from continuing operations	1,627,526	(4,265,743)

Loss on disposal of discontinued operations	—	(137,636)

Net Income (Loss)	$1,627,526	$(4,403,379)

Net Income (loss) per common share:
Basic	$.003	$(.012)

Fully diluted	$.003	$(.012)

Weighted average shares outstanding
Basic	598,071,693	379,734,581

Fully diluted	621,805,151	379,734,581

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$1,627,526	$(4,403,379)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Expenses funded though issuance of stock	37,500	—
Minority interest in joint venture	26,898	(54,025)
Derivative (gain)/ loss	(3,007,900)	6,449,742
Amortization of debt discount	1,241,304
Depreciation and amortization	116,022	77,342
Gain on cancellation of debt	(44,625)	(2,178,568)
Loss on disposal of discontinued operations	—	137,636
Loss on disposal of assets	30,633	18,086
Increase (decrease) in cash due to changes in:
Current assets	(5,220,927)	2,716,194
Current liabilities	2,271,379	(733,828)

Net cash flows from operating activities	(2,922,190)	2,029,200

Cash flows from investing activities:
Loans to related parties	—	(300,000)
Acquisition of property and equipment	(75,930)	—

Net cash flows from investing activities	(75,930)	(300,000)

Cash flows from financing activities:
Proceeds from note payable, related party	2,860,000	1,791,516
Repayment of long-term debt	(352,403)	(4,573,044)
Proceeds from Laurus credit facility	—	6,209,710

Net cash flows from financing activities	2,507,597	3,428,182

Increase (decrease) in cash	(490,523)	5,157,382
Cash, beginning of period	1,202,480	1,482,383

Cash, end of period	$711,957	$6,639,765

	2006	2005
Cash paid for interest:	$178,783	$—

Supplemental schedule of non-cash financing and investing activities:

During 2005, the Company:

•	Converted $9,204,157 of related party debt to 189,643,210 shares of common stock

•	Loan costs of $390,290 funded through proceeds of Laurus credit facility

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED

CONDENSED CONSOLIDATE STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2006

(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount
Balances, December 31, 2005	598,046,693	$59,804	$87,584,713	$(67,675,072)	$(1,268,060)	$18,701,385

Stock issued for professional services	250,000	25	37,475			37,500

Net income				1,627,526		1,627,526

Balances March 31, 2006 (unaudited)	598,296,693	$59,829	$87,622,188	$(66,047,546)	$(1,268,060)	$20,366,411

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2006

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

The Company anticipates providing additional CAVD plants to customers in various industries. The Company expects to bring proven technology in replicating its production plants and distribution network for the disposal of the by-products produced in the process.

The Company has developed technologies for the treatment of liquid waste products. The technology involves the use of high temperature plasma through which the liquid waste products are passed. The harmful properties contained in the liquid waste products are broken down at the molecular level as they pass through the plasma and a clean burning gas is produced.

Through its Electric Machinery Enterprises, Inc. subsidiary (EME), the Company performs services as an electrical contractor and subcontractor in the construction of commercial and municipal projects primarily located in Florida and the Caribbean. Substantially all of the Company’s revenues were generated by EME in 2006 and 2005.

Basis of presentation:

The interim financial statements of EarthFirst Technologies, Incorporated and its subsidiaries (“EarthFirst” or the “Company”) that are included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations, although we believe the disclosures which have been made are adequate to make the information presented not misleading. In the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the periods presented. The interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-KSB for the year then ended. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

THREE MONTHS ENDED MARCH 31, 2006

Principles of Consolidation:

The financial statements include the consolidated accounts of EarthFirst Technologies Incorporated and all of its subsidiaries (including the variable interest entity discussed below) (collectively, the “Company”). All significant intercompany transactions and accounts have been eliminated.

Variable Interest Entity:

During 2004, the Company entered into a joint venture to operate Peleme, Ltd. (an EME affiliated Cayman company) to perform work in the Cayman Islands. The Shareholder Agreement provided for EME’s 40% ownership interest; however, it entitled EME to 70% of the net profit of this project and EME was responsible for 100% of the financial support pursuant to the agreement. In accordance with SFAS Interpretation No. 46R, the Company has accounted for this investment as a variable interest entity and the accompanying financial statements include the assets and liabilities of Peleme and the majority interest in this entity. Accordingly, the joint venture financial statements have been combined with those of the Company. Further, although organized in the Cayman’s, Peleme’s functional currency is in U.S. Dollars. All invoices are billed in U.S. Dollars and substantially all invoices paid in U.S. Dollars.

At December 31, 2005, the Company negotiated the purchase of the majority interest obligation relative to this project for $550,000 payable in installments. As of March 31, 2006, a balance of $350,000 remained unpaid on this settlement. The final payment was made in April 2006.

Accounts Receivable, allowance for doubtful accounts, customer concentrations and foreign revenues:

Accounts receivable are customer obligations due under normal trade terms. Retainage on construction contracts, which aggregate $1,250,150 at March 31, 2006, and are included in accounts receivable, are contractual obligations of the customer that are withheld from progress billings until project completion and are generally collected within one year. The Company performs continuing credit evaluations of its customers’ financial condition and does not require collateral.

Senior management reviews receivables on a weekly basis to determine if any amounts may become uncollectible. Any contract receivable balances that are determined to be uncollectible, along with a general reserve, are included in the allowance for doubtful accounts. After all reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes the allowance for doubtful accounts of $279,500 is adequate as of March 31, 2006.

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

THREE MONTHS ENDED MARCH 31, 2006

Accounts receivables from two customers accounted for 20% and 11%, respectively, of the Company’s trade accounts receivable balance at March 31, 2006. In addition, revenues from one customer represented approximately 15% and 73% of all offshore revenues and approximately 2% and 45% of total revenues for the three months ended March 31, 2006 and 2005, respectively. This construction contract is performed in the Cayman Islands.

Contract Claims

As of March 31, 2006 the Company has certain contracts and claims in various stages of negotiation, arbitration and litigation in the approximate amount of $9,000,000. The Company is attempting to resolve these matters, and expects to be successful in recovering these amounts. However, as in all matters in litigation, the outcome is not certain and amounts recovered, if any, could be materially different than expected. The Company does not record contract claims until such claims are realized pursuant to guidance in Statement of Position 81-1 Accounting for Performance Construction-Type and Certain Production-Type Contracts. The guidance states that “recognition of amounts of additional contract revenue relating to claims is appropriate only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated.” Those two requirements are satisfied by the existence of all of the conditions described in the pronouncement. All of the conditions were not present so these claims are considered to be contingent gains and will be recorded when realized. These amounts, which are not carried as assets on the balance sheet, will be recorded as revenue when such claims are settled.

During the three months ended March 31, 2006, the Company recognized $1,100,000 in revenue for amounts that were collected in relation to these claims. This claim recovery is included in other income in the accompanying statement of operations for the three months ended March 31, 2006.

Stock-based compensation:

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“FAS 123(R)”) using the modified-prospective-transition method. Under this transition method, compensation cost in 2006 includes the fair value of the vested portion of cost for options granted prior to but not vested as of December 31, 2005, and options granted and vested in 2006. Therefore results for prior periods have not been restated.

The adoption of SFAS No. 123(R) had no effect on net income for the three months ended March 31, 2006, compared to accounting for share-based compensation using the previously adopted intrinsic value method under APB No. 25, Accounting for Stock Issued to Employees.

There was no stock based compensation during the three months ended March 31, 2005 under either the fair value method prescribed by FASB 123(R) or the intrinsic value method under APB 25.

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

THREE MONTHS ENDED MARCH 31, 2006

As of March 31, 2006, there was no unrecognized compensation cost related to unvested share-based compensation awards granted.

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 (“FSP 123(R)”), Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP 123(R)-3 provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123(R). Companies may take up to one year from the effective date of FSP 123(R)-3 to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The company is currently in the process of evaluating the alternative methods.

No options were granted to employees or directors during the first quarter of 2006.

Net income (loss) per share:

The Company computes income (loss) per share under Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The statement requires presentation of two amounts; basic and diluted loss per share. Basic income or loss per share is computed by dividing the income or loss available to common stockholders by the weighted average common shares outstanding. Diluted earnings per share would include all common stock equivalents unless anti-dilutive. The Company has not included the outstanding options and warrants, or convertible debentures as common stock equivalents for the three months ended March 31, 2005 because the effect would be anti-dilutive.

Recent accounting pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 155 (SFAS No. 155), ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS—AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140, to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No. 155 amends SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. Prior to fair value measurement, however, interests in securitized financial assets must be evaluated to identify interests containing embedded derivatives requiring bifurcation. The amendments to SFAS No. 133 also clarify that interest-only and principal-only strips are not subject to the requirements of the SFAS, and that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS No. 155 amends SFAS No. 140, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The Company does not anticipate that the adoption of this statement to have a material impact on its consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

THREE MONTHS ENDED MARCH 31, 2006

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

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

THREE MONTHS ENDED MARCH 31, 2006

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

The Company is obligated to file a registration statement registering the resale of shares of the Company’s common stock issuable upon conversion of the convertible notes, exercise of the warrant and exercise of the option. If the registration statement is not filed by May 30, 2005, or declared effective by January 31, 2006, or if the registration is suspended other than as permitted, in the registration rights agreement between the Company and Laurus, the Company is obligated to pay Laurus certain fees. The Company has filed this registration statement and has responded to two rounds of comments, and is preparing a response to the third round of comments from the SEC.

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

THREE MONTHS ENDED MARCH 31, 2006

The Company paid a fee at closing to Laurus Capital Management LLC, the manager of the Laurus Master Funds, Ltd., equal to 3.6% of the total maximum funds to be borrowed under the Company’s agreements with Laurus. The amount of the fee was $288,000.

The following table reflects balances of the secured convertible notes at March 31, 2006:

Face value $2,400,000 Secured Convertible Term Note, variable rate of prime plus 2.5% (10.25% at March 31, 2006), due in stated monthly payments of $100,000 to March 30, 2008.	$524,018
Face value $1,000,000 Secured Convertible Minimum Note, variable rate of prime plus 2%, subject to 7% floor (9.75% at March 31, 2006), due at maturity on March 30, 2008.	58,701
Face value $4,000,000 Secured Convertible Revolving Note, variable rate of prime plus 2%, subject to 7% floor (9.75% at March 31, 2006), due at maturity on March 30, 2008.	3,584,358
4,167,077
Less current maturities	(3,835,886)

$331,191

Scheduled maturities of face values for the years ending March 31 are as follows:
2006	$5,200,000
2007	1,200,000
2008	1,000,000

Convertible debentures	$7,400,000

(a) Laurus Financings: During March 2005, the Company entered into a series of three separate financing agreements (the “Laurus Financings”) with Laurus Master Fund, Ltd. (“Laurus”) whereby the Company issued: (i) Secured Convertible Notes in the amounts of $3,000,000, $1,000,000 and $5,000,000 (aggregate borrowing capacity), and (ii) warrants with six-year terms to purchase 11,162,790 shares of common stock (at fixed exercise prices ranging from $0.23-$0.28) and, (iii) options with six-years terms to purchase 24,570,668 shares of common stock at a fixed exercise price of $0.01. The Secured Convertible Notes are convertible into common stock at conversion rates of $0.19, $0.19 and $0.20, relative to the $3,000,000, $1,000,000 and $5,000,000 (aggregate borrowing capacity) Secured Convertible Notes referred to above.

(b) The Laurus Financings included registration rights and certain other terms and conditions related to share settlement of the embedded conversion features and the warrants that the Company has determined are not within its control. In addition, certain features associated with the financings, such as anti-dilution protection afforded the financing agreements render the number of shares issuable to be indeterminate. In these instances, EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, requires allocation of the proceeds between the various instruments and the derivative elements carried at fair values.

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

THREE MONTHS ENDED MARCH 31, 2006

The following tabular presentation reflects the allocation of the proceeds on the date of the financings:

	Term Note	Minimum Note	Revolving Note
Allocation:
Warrants and options	$3,578,591	$1,192,864	$3,101,445
Embedded derivative features	1,932,632	644,211	2,600,000
Debt instrument	—	—	—
Derivative loss	(2,511,223)	(837,075)	(1,701,445)

Total proceeds	$3,000,000	$1,000,000	$4,000,000

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

The following tabular presentation reflects the amortization of the debt discounts included in interest for each instrument:

	Term Note	Minimum Note	Revolving Note	Total
Quarter ended March 31, 2006	$416,673	$18,707	$805,924	$1,241,304

3.	Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, accounts payable, accrued expenses, acquisition consideration payable and bank borrowings generally approximate the respective fair values of these instruments due to their current nature.

The fair values of convertible notes for disclosure purposes only are estimated based upon the present value of the estimated cash flows at 12.75% credit risk adjusted interest rates for convertible instruments. As of March 31, 2006, estimated fair values and respective carrying values for debt instruments are as follows:

Debt Instrument	Fair Value	Carrying Value
$2,400,000 Face Value Convertible Secured Term Note	$2,115,744	$524,018

$1,000,000 Face Value Convertible Secured Minimum Note	$846,298	$58,701

$4,000,000 Face Value Convertible Secured Revolving Note	$3,385,191	$3,584,358

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

THREE MONTHS ENDED MARCH 31, 2006

4.	Derivative Financial Instruments

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

The following tabular presentation reflects the components of Derivative financial instruments on the Company’s balance sheet at March 31, 2006:

(Assets) Liabilities:
Embedded derivative instruments	$414,737
Freestanding derivatives (warrants and options)	1,226,620

$1,641,357

The following tabular presentation reflects the number of common shares into which the aforementioned derivatives are indexed at March 31, 2006:

Common shares indexed:
Embedded derivative instruments	41,473,684
Freestanding derivatives (warrants and options)	16,733,458

58,207,142

Derivative gain for the quarter ended March 31, 2006 associated with adjustments recorded to reflect the aforementioned derivatives at fair value amounted to $3,007,900.

Fair value considerations for derivative financial instruments:

Freestanding derivative instruments, consisting of warrants and options that arose from the Laurus financing are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions included in this model as of March 31, 2006 are as follows:

Holder	Laurus	Laurus
Instrument	Warrants	Options
Exercise prices	$0.23—$0.28	$0.01
Term (years)	5.0	5.0
Volatility	59.09%	59.09%
Risk-free rate	4.25%	4.25%

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

THREE MONTHS ENDED MARCH 31, 2006

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

Significant assumptions included in this model as of March 31, 2006 are as follows:

Holder	Laurus	Laurus	Laurus
Instrument	Term	Minimum	Revolver
Conversion prices	$.19	$.19	$.20
Actual term (years)	2.0	2.0	2.0
Equivalent volatility	45.29%	45.29%	45.29%
Equivalent interest rate	6.35%	6.35%	6.35%
Equivalent yield rate	14.86%	14.86%	14.86%

Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions.

5.	Contracts in Progress

Uncompleted contracts are summarized as follows:

Costs incurred on uncompleted contracts	$28,035,248
Estimated earnings on uncompleted contracts	3,062,676

31,097,924
Less billings to date	(32,273,831)

$(1,175,907)

The components of this amount are included on the balance sheet under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$1,219,269
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,395,176)

$(1,175,907)

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

THREE MONTHS ENDED MARCH 31, 2006

6.	Related party transactions:

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

In January 2006, the Company through its subsidiary EarthFirst Americas, Incorporated, entered into a revolving line of credit promissory note in the amount of $3,000,000, with “US Sustainable Energy Corp., an entity related to John Stanton, the Company’s Chairman of the Board, Chief Executive Officer, and President. As of March 31, 2006, the Company had borrowed $2,873,534 against this line. The promissory note is a demand note and accrues interest at the rate of 6%. Simultaneously with the execution of the promissory note, the Company entered into a security agreement pledging as collateral all of debtor’s right title and interest in and to all Palm Oil and Palm Methyl Ester Products, and any and all assets associated with the biofuels business of EarthFirst Americas, Incorporated. Payments under the promissory note are to be made from the proceeds of Biodiesel sales. All remaining principal and accrued interest are due and payable on or before December 31, 2006.

7.	Stockholders equity:

On March 23, 2006, the Company issued 250,000 shares of its common stock to BGM Ventures, LLC under its professional services agreement.

8.	Commitments and Contingencies

Lease obligations:

The Company leases vehicles and certain office equipment under noncancellable operating leases for periods up to four years. In addition, the Company conducts its operations in a facility leased from a related corporation owned by certain stockholders of the Company.

The total rent expense for the three months ended March 31, 2006 and 2005 was approximately $244,209 and 173,762, respectively, of which approximately $185,671 and $166,262, respectively, was for the facility leased from the related corporation.

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

THREE MONTHS ENDED MARCH 31, 2006

Approximate future minimum rentals on noncancellable leases at March 31, 2006 are as follows:

Year ending March 31,
2007	$789,191
2008	216,319
2009	213,012
2010	94,143

$1,312,665

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

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

THREE MONTHS ENDED MARCH 31, 2006

Professional services agreement

The Company has entered into a professional services agreement with BGM Ventures, LLC, a company affiliated with Barry Markowitz, a member of the board of directors, commencing on October 1, 2005 for a period of three years. Compensation will be $65,000 per year, payable quarterly, and one million shares of the Company’s common stock issued at increments of 250,000 shares annually through October 1, 2008.

9.	Subsequent Events

On April 6, 2006, the Company issued 700,000 shares of its common stock in satisfaction of an option exercise.

10.	Management’s plans regarding liquidity and capital resources:

Prior to its acquisition of EME in late 2004, the Company experienced net losses and, as such, experienced negative operating cash flows. The Company has historically funded these negative operating cash flows with proceeds from sales of common and preferred stock, as well as notes and convertible debentures and related party loans.

Commencing with the Company’s acquisition of EME in late 2004, the Company has restructured many of EME’s liabilities with funding provided by the Laurus credit facility discussed in Note 2 as well as additional related party loans (all related party loans as of December 31, 2005, had been converted to common stock.)

The Company generated a net income in the fourth quarter of 2004 of $1,096,136 and a net operating profit, net of stock-based compensation, of $1,423,259 for the year ended December 31, 2005. While the Company’s profitability suffered during the first quarter of 2006 due to certain contract losses and substantially greater selling and administrative expenses associated with the expansion into the biofuels segment and electrical contracting for the residential housing market, management expects EME’s business volume and profitability to continue to grow through 2006 and beyond.

At March 31, 2006, the Company had approximately $2,000,000 of positive working capital, including approximately $710,000 in cash.

As discussed in Note 9, in January 2006, the Company secured a $3,000,000 line of credit with an entity related to the Company’s Chairman and Chief Executive Officer to facilitate the new biofuels business. Approximately $729,000 of this credit facility remains available at March 31, 2006.

Management believes that the Company’s existing cash and available line of credit along with the expected profitability from EME’s operations will be adequate to fund the Company’s operations for the foreseeable future. However, management may seek additional, alternatives to fund growth opportunities in its Biofuels and Waste Disposal business segments.

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

THREE MONTHS ENDED MARCH 31, 2006

11.	Segment Information

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

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

SEGMENT INFORMATION FOR THE THREE MONTHS ENDED MARCH 31, 2006 IS AS FOLLOWS:

	Waste Disposal	Contracting	Biofuels	Total
Revenue	$—	$11,299,201	$99,261	$11,398,462
Cost of Sales		9,777,853	113,700	9,891,553

Gross profit (loss)	—	1,521,348	(14,439)	1,506,909
Selling, general and administrative expenses	281,605	1,303,626	237,553	1,822,784
Research and development expenses	120,638			120,638

Income (loss) from operations before reorganization item, income taxes and majority interest	(402,243)	217,722	(251,992)	(436,513)
Other income (expense)
Gain on extinguishment of debt, bankruptcy		44,625		44,625
Claims recovery		1,100,000		1,100,000
Miscellaneous income		32,881		32,881

Income (loss) before reorganization item, Income taxes and majority and monority interests	(402,243)	1,395,228	(251,992)	740,993
Reorganization item, professional fees related to bankruptcy and pursuit of claims		(97,655)		(97,655)

Income (loss) before majority and minority interests	(402,243)	1,297,573	(251,992)	643,338
Majority interest and minority interests		(226,898)		(226,898)

Income (loss) from continuing operations	(402,243)	1,070,675	(251,992)	416,440
Loss on disposal of discontinued operations				—

Net Income (loss)	$(402,243)	$1,070,675	$(251,992)	$416,440

Total Assets	$2,978,293	$33,337,851	$2,833,289	$39,149,433

Goodwill		$15,323,152		$15,323,152

Reconciliation of Segment Amounts Reported to Condensed Consolidated Amounts
Revenue
Total revenues for reportable segments			$11,398,462

Total consolidated revenue			$11,398,462

Net income (loss)
Total income (loss for reportable segments			$416,440
Unallocated amounts relating to corporate operations
Miscellaneous income			817
Selling, general and administrative expenses			(450,932)
Research and development expense			(33,880)
Interest expense			(1,312,819)
Derivative gain			3,007,900

Total consolidated net income			$1,627,526

Assets
Total assets for reportable segments			$39,019,841
Corporate investments and other assets			623,169

Total consolidated assets			$39,643,010

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

Electrical Contracting – Electric Machinery Enterprises

The Company performs electrical contracting and subcontracting services on commercial and municipal projects primarily in Florida and the Caribbean through its subsidiary Electric Machinery Enterprises, Inc. (“EME”). Substantially all of the Company’s revenues are currently generated through EME’s contracting and subcontracting services.

EME’s revenues are generated through three separate sources: Offshore, Domestic, and Domestic Services.

Offshore work includes electrical contract work performed on commercial properties throughout the Caribbean. The damage caused throughout the Caribbean during the Hurricane Season of 2004 has resulted in a sharp increase in the contracts obtained by EME and we currently have a backlog of approximately $18 million. During 2004, EME entered into a joint venture agreement to operate Peleme, Ltd. to perform electrical contracting work in the Cayman Islands. This joint venture performed work on a sizable contract to repair hurricane damage on one of the major hotels in the Caymans through the end of 2005. This joint venture has since been dissolved, but the Company has been ale to secure significant additional contract work for the continuing development of the Caymans.

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

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

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

The financial viability of the CAVD Reactor for use in processing used tires is dependant upon the successful sale of the by-products recovered.. We believe that the carbon and oil by-products represent the greatest value of this process. With current oil pricing reaching levels as high as $72 per barrel, the attractiveness of the CAVD technology has grown beyond the prior emphasis on carbon. It is expected that the steel recovered from the process will be sold for scrap and the

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

oil recovered can be used as an industrial oil or other fuel. Optimal operation of the CAVD Reactor may include the use of a generator with the reactor which can utilize the gas produced from the processing to produce electricity that can be both used by the operator of the reactor and additional electricity sold to the electrical grid.

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

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

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

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

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

EarthFirst Americas, Incorporated (Biofuels)

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

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE AND MONTHS ENDED MARCH 31, 2005.

Revenues for the three month period ending March 31, 2006 exceeded those of 2005 by $3,230,363, an increase of 40%. Substantially all revenues are generated from contracting and subcontracting services.

Gross profit decreased from 24% for the three month period ended March 31, 2005 to 13% for the three month period ending March 31, 2006. This was due to declines in profitability in several contracting/subcontracting jobs which were in process at December 31, 2005 for which actual costs recorded during the first quarter of 2006 exceeded those previously estimated. Management does not believe that any similar situations exist for open contracts at March 31, 2006.

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

Selling, general and administrative expenses for the three-month period ending March 31, 2006 increased by $1,070,629, from $1,203,087 in the prior year, to $2,273,716 in the current period, or an increase of approximately 94% compared to the three-month period ending March 31, 2005.

Selling, general and administrative expenses for the current year included administrative expenses supporting the new biofuels business that were not in the prior year in the amount of approximately $250,000. The remaining increase is primarily attributable to higher labor, consulting and insurance costs than in the prior year.

Research and development expenses for the three months ended March 31, 2006 decreased from $193,327 to $154,518, or a 20% decrease when compared to the three month period ended March 31, 2005. This decrease is due to the maturity of the CAVD technology, and a reduction of expenditures for development and an increase in sales and marketing.

Income from operations decreased by $1,445,559 from a gain for the three months ended March 31, 2005 of $524,234, to a loss of $921,325 for the three months ended March 31, 2006. This decrease is due to the results of operations from the consolidated subsidiary of EME.

During the three months ended March 31, 2006, the Company realized a gain on cancellation and restructure of debt in the amount of $44,625 attributable to the settlement of the unsecured creditors in EME’s plan of reorganization, as compared to $2,178,568 for the three months ended March 31, 2005. The amounts recognized for the current year are diminishing due to the progress of wrapping up the remainder of the bankruptcy plan

During the three months ended March 31, 2006, the company realized income from the settlement of a claim that the company had been pursuing for approximately two years in the amount of $1,100,000. This amount was recognized as income upon receipt of the funds.

Interest expense increased from $79,430 for the three-month period ended March 31, 2005 to $1,312,819 for the three months ended March 31, 2006. This increase in interest expense is primarily due to amortization of the debt discount associated with the new credit facility.

Derivative gain/loss fluctuated from a loss of $6,449,742 for the three month period ended March 31, 2005 to a gain of $3,007,900 for the three month period ended March 31, 2006. The derivative gain/loss is associated with the new credit facility and fluctuations occur normally in the fair value adjustment of the derivatives each reporting period, which result primarily from fluctuations in the Company’s stock price.

Majority and minority interest expense increased $80,923 from $145,975 for the three month period ended March 31, 2005 to $226,898 for the three month period ended March 31, 2006. The majority and minority interest expense is a function of the net income of the entities, which the Company does not wholly own.

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

Loss on disposal of discontinued operations was $137,636 for the three month period ended March 31, 2005. This loss is associated with the disposal of EME’s General Contractors division in 2005 and there were no related expenses during the first quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES

Prior to its acquisition of EME in late 2004, the Company experienced net losses and, as such, experienced negative operating cash flows. The Company has historically funded these negative operating cash flows with proceeds from sales of common and preferred stock, as well as notes and convertible debentures and related party loans.

Commencing with the Company’s acquisition of EME in late 2004, the Company has restructured many of EME’s liabilities with funding provided by the Laurus credit facility discussed in Note 2 as well as additional related party loans (all related party loans as of December 31, 2005, had been converted to common stock.)

The Company generated a net income in the fourth quarter of 2004 of $1,096,136 and a net operating profit, net of stock-based compensation, of $1,423,259 for the year ended December 31, 2005. While the Company’s profitability suffered during the first quarter of 2006 due to certain contract losses and substantially greater selling and administrative expenses associated with the expansion into the biofuels segment and electrical contracting for the residential housing market, management expects EME’s business volume and profitability to continue to grow through 2006 and beyond.

At March 31, 2006, the Company had approximately $2,000,000 of positive working capital, including approximately $710,000 in cash.

As discussed in Note 9, in January 2006, the Company secured a $3,000,000 line of credit with an entity related to the Company’s Chairman and Chief Executive Officer to facilitate the new biofuels business. Approximately $729,000 of this credit facility remains available at March 31, 2006.

Management believes that the Company’s existing cash and available line of credit along with the expected profitability from EME’s operations will be adequate to fund the Company’s operations for the foreseeable future. However, management may seek additional, alternatives to fund growth opportunities in its Biofuels and Waste Disposal business segments.

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

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

Employee Stock-Based Compensation: Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“FAS 123(R)”) using the modified-prospective-transition method. Under this transition method, compensation cost in 2006 includes cost for options granted prior to but not vested as of December 31, 2005, and options vested in 2006. Therefore results for prior periods have not been restated

Impairment of Goodwill and Long-Lived Assets: In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company reviews its non-amortizable long-lived assets, including intangible assets and goodwill for impairment annually, or sooner whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. Other depreciable or amortizable assets are reviewed when indications of impairment exist. Upon such an occurrence, recoverability of these assets is determined as

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

follows. For long-lived assets that are held for use, the Company compares the forecasted undiscounted net cash flows to the carrying amount. If the longlived asset is determined to be unable to recover the carrying amount, than it is written down to fair value. For long-lived assets held for sale, assets are written down to fair value. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending upon the nature or the assets. Intangibles with indefinite lives are tested by comparing their carrying amounts to fair value. Impairment within goodwill is tested using a two step method. The first step is to compare the fair value of the reporting unit to its book value, including goodwill. If the fair value of the unit is less than its book value, the Company than determines the implied fair value of goodwill by deducting the fair value of the reporting unit’s net assets from the fair value of the reporting unit. If the book value of goodwill is greater than its implied fair value, the Company writes down goodwill to its implied fair value. The Company’s goodwill relates to the acquisition of Electric Machinery Enterprises, Inc.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 155 (SFAS No. 155), ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS—AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140, to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No. 155 amends SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. Prior to fair value measurement, however, interests in securitized financial assets must be evaluated to identify interests containing embedded derivatives requiring bifurcation. The amendments to SFAS No. 133 also clarify that interest-only and principal-only strips are not subject to the requirements of the SFAS, and that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS No. 155 amends SFAS No. 140, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The Company does not anticipate that the adoption of this statement to have a material impact on its consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: As of March 31, 2006, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(d) and 15d-15(d) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There have not been any unregistered sales of equity securities during the three months ended March 31, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There have not been any defaults on any senior Securities during the three months ended March 31, 2006.

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Security Holders of the Company for a vote during the three months ended March 31, 2006.

ITEM 5. OTHER INFORMATION

The Company has no other information to report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	U.S. Sustainable Energy Corp Promissory Note

31.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302

31.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350(*)

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350(*)

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request

(b)	Reports on Form 8-K (incorporated by reference)

On February 16, 2006, the Company filed Form 8-K with the Securities and Exchange Commission in which it reported under Item 5.02 the resignation of Leon Toups as Chief Executive Officer, President and Chairman of the Board of Directors of the Company. Toups will remain a member of the Board of Directors. John D. Stanton, a member of the Board of Directors, was appointed as the successor Chief Executive Officer, President and Chairman of the Board of Directors of the Company. Additionally, the Company reported under Item 9.01 a press release date February 13, 2006, in which the Company announced the resignation.

On March 28, 2006, the Company Form 8-K with the Securities and Exchange Commission in which it reported under Item 7.01 that the Board of Directors approved in principle a merger of the Company with Cast-Crete Corporation. Additionally, the Company reported under Item 9.01 a press release date March 27, 2006, in which the Company discussed the approved merger.

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

(c)	Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EarthFirst Technologies, Incorporated
(Registrant)

Date: May 15, 2006

	By:	/s/ John D. Stanton
John D. Stanton
Chief Executive Officer and President