Form 10QSB
period 2006-06-30
EARTHFIRST TECHNOLOGIES INC
filed 2006-08-14
CIK 1056748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended – June 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 31, 2006: 598,996,693 shares $ .0001 par value common stock.

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

FORM 10-QSB

EARTHFIRST TECHNOLOGIES, INCORPORATED

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash	$188,353	$1,202,480
Accounts receivable – net	11,254,154	9,232,564
Cost and estimated earnings in excess of billings on uncompleted contracts	1,501,041	1,446,326
Inventory	3,064,656	1,613,276
Prepaid expenses and other current assets	70,917	127,735

Total current assets	16,079,121	13,622,381

Property and equipment, net	5,059,333	4,967,408
Intangible assets	15,323,152	15,323,152
Loan costs and discounts	494,522	635,813
Other assets	253,467	434,577

	$37,209,595	$34,983,331

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$52,403
Secured convertible notes payable	4,181,867	2,959,536
Accounts payable and accrued expenses	7,378,635	5,782,182
Billings in excess of cost and estimated earnings on uncompleted contracts	1,472,841	719,820

Total current liabilities	13,033,343	9,513,941

Secured convertible notes payable, non current	334,175	301,665
Derivative liabilities	1,022,488	4,722,520
Other liabilities	58,890	890,172
Notes payable, related parties	3,216,343	—

Total liabilities	17,665,239	15,428,298

Majority and minority interests	634,868	853,648
Commitments and contingencies (Note 8)	—	—

Stockholders’ equity:
Common stock, par value $.0001, 750,000,000 shares authorized, 598,996,693 and 598,046,693 shares issued, 597,046,693 and 596,096,693 shares outstanding	59,899	59,804
Additional paid-in capital	87,622,118	87,584,713
Accumulated deficit	(67,504,469)	(67,675,072)

	20,177,548	19,969,445
Less treasury stock (1,950,000 shares at cost)	(1,268,060)	(1,268,060)

Total stockholders’ equity:	18,909,488	18,701,385

	$37,209,595	$34,983,331

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$12,941,939	$9,753,062	$24,340,401	$17,921,161
Cost of sales	11,244,286	6,377,002	21,135,839	12,624,453

Gross profit	1,697,653	3,376,060	3,204,562	5,296,708

Selling, general and administrative expenses	2,749,590	2,036,095	5,023,306	3,239,182
Research and development expenses	40,776	127,324	195,294	320,651

Income (loss) from operations before reorganization item, income taxes and majority interest	(1,092,713)	1,212,641	(2,014,038)	1,736,875

Other income (expense):
Gain on extinguishment of debt, bankruptcy	36,395	1,804,739	81,020	3,983,307
Gain on disposal of assets		9,700		6,669
Claims recovery			1,100,000	—
Miscellaneous income	139,722	135,017	173,420	168,311
Derivative gain (loss)	618,868	8,046,893	3,626,768	1,597,151
Interest expense	(904,830)	(466,246)	(2,217,649)	(545,676)
Equity in loss of unconsolidated affiliates	—	(130,086)	—	(130,086)

Income (Loss) before reorganization item, income taxes, minority and majority interest	(1,202,558)	10,612,658	749,521	6,816,551
Reorganization item, professional fees related to bankruptcy and pursuit of claims	(150,042)	(1,109,017)	(247,697)	(1,432,678)

Income (Loss) before income taxes, minority and majority interest	(1,352,600)	9,503,641	501,824	5,383,873
Provision for income taxes	—	—	—	—

Income (Loss) before majority interest	(1,352,600)	9,503,641	501,824	5,383,873
Majority interest	(104,323)	(812,533)	(331,221)	(958,508)

Income (loss) from continuing operations	(1,456,923)	8,691,108	170,603	4,425,365

Loss on disposal of discontinued operations	—	—	—	(137,636)

Net Income (Loss)	$(1,456,923)	$8,691,108	$170,603	$4,287,729

Net Income (loss) per common share/basic and diluted:
Continuing operations	$(.002)	$.02	—	$.01
Discontinued operations	—	—	$—	$—

Net income (loss)	$(.002)	$.02	—	$.01

Weighted average shares outstanding
Basic and fully diluted	598,958,231	491,922,517	598,517,411	436,138,461

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$170,603	$4,287,729
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Expenses funded though issuance of stock	37,500	695,000
Minority interest in joint venture	331,221	958,508
Derivative (gain)/ loss	(3,626,768)	(1,597,151)
Amortization of debt discount	1,781,577	274,209
Depreciation and amortization	259,343	142,416
Gain on cancellation of debt	(81,020)	(3,983,307)
Equity in loss of unconsolidated affiliate		130,086
Loss on disposal of discontinued operations		137,636
Gain on disposal of assets		(6,669)
Increase (decrease) in cash due to changes in:
Current assets	(3,289,757)	(967,758)
Current liabilities	1,049,211	(1,290,440)

Net cash flows from operating activities	(3,368,090)	(1,219,741)

Cash flows from investing activities:
Purchase of investments in unconsolidated affiliates	—	(1,050,000)
Acquisition of property and equipment	(209,977)	(178,545)

Net cash flows from investing activities	(209,977)	(1,228,545)

Cash flows from financing activities:
Proceeds from note payable, related party	3,216,343	1,791,516
Repayment of long-term debt	(652,403)	(6,520,636)
Proceeds from Laurus credit facility	—	7,973,038

Net cash flows from financing activities	2,563,940	3,243,918

Increase (decrease) in cash	(1,014,127)	795,632
Cash, beginning of period	1,202,480	1,482,383

Cash, end of period	$188,353	$2,278,015

Cash paid for interest:	$375,236	$137,472

Supplemental schedule of non-cash financing and investing activities:

During 2006, the Company:

•	Issued 700,000 shares of common stock, as a cashless exercise of an option to purchase 1,000,000 common shares.

During 2005, the Company:

•	Converted $9,204,157 of related party debt to 189,643,210 shares of common stock

•	Loan costs of $390,290 funded through proceeds of Laurus credit facility

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2006

(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount
Balances, December 31, 2005	598,046,693	$59,804	$87,584,713	$(67,675,072)	$(1,268,060)	$18,701,385
Stock issued for professional services	250,000	25	37,475			37,500
Stock issued for exercise of Options	700,000	70	(70)
Net income				170,603		170,603

Balances June 30, 2006	598,996,693	$59,899	$87,622,118	$(67,504,469)	$(1,268,060)	$18,909,488

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2006

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

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2006

Principles of Consolidation:

The financial statements include the consolidated accounts of EarthFirst Technologies Incorporated and all of its subsidiaries (including the variable interest entity discussed below) (collectively, the “Company”). All significant intercompany transactions and accounts have been eliminated.

Restricted Cash:

The balance in cash includes $100,000 representing funds held by a bank as collateral for an irrevocable letter of credit issued in connection with a vendor. This letter of credit expires on September 16, 2006 and will be extended automatically for one year provided the Company does not take action to the contrary.

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

Accounts Receivable, allowance for doubtful accounts, customer concentrations and foreign revenues:

Accounts receivable are customer obligations due under normal trade terms. Retainage on construction contracts, which aggregate $2,167,471 at June 30, 2006, and are included in accounts receivable, are contractual obligations of the customer that are withheld from progress billings until project completion and are generally collected within one year. The Company performs continuing credit evaluations of its customers’ financial condition and does not require collateral.

Senior management reviews receivables on a weekly basis to determine if any amounts may become uncollectible. Any contract receivable balances that are determined to be uncollectible, along with a general reserve, are included in the allowance for doubtful accounts. After all reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes the allowance for doubtful accounts of $279,500 is adequate as of June 30, 2006.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2006

Accounts receivables from two customers accounted for approximately 27% of the Company’s trade accounts receivable balance at June 30, 2006. In addition, revenues from one customer represented approximately 22% of all offshore revenues and approximately 12% of total revenues for the six months ended June 30, 2006. This construction contract is performed in the Caribbean.

Contract Claims

As of June 30, 2006 the Company has certain contracts and claims in various stages of negotiation, arbitration and litigation in the approximate amount of $9,000,000. The Company is attempting to resolve these matters, and expects to be successful in recovering these amounts. However, as in all matters in litigation, the outcome is not certain and amounts recovered, if any, could be materially different than expected. The Company does not record contract claims until such claims are realized pursuant to guidance in Statement of Position 81-1 Accounting for Performance Construction-Type and Certain Production-Type Contracts. The guidance states that “recognition of amounts of additional contract revenue relating to claims is appropriate only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated.” Those two requirements are satisfied by the existence of all of the conditions described in the pronouncement. All of the conditions were not present so these claims are considered to be contingent gains and will be recorded when realized. These amounts, which are not carried as assets on the balance sheet, will be recorded as revenue when such claims are settled.

During the first quarter of 2006, the Company recognized $1,100,000 in revenue for amounts that were collected in relation to these claims. This claim recovery is included in other income in the accompanying statement of operations for the six months ended June 30, 2006.

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

The adoption of SFAS No. 123(R) had no effect on net income for the three months and six months ended June 30, 2006, compared to accounting for share-based compensation using the previously adopted intrinsic value method under APB No. 25, Accounting for Stock Issued to Employees.

There was no stock based compensation during the three months and six months ended June 30, 2006 under the fair value method prescribed by FASB 123(R).

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2006

As of June 30, 2006, there was no unrecognized compensation cost related to unvested share-based compensation awards granted.

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

No options were granted to employees or directors during the first two quarters of 2006.

Net income (loss) per share:

The Company computes income (loss) per share under Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The statement requires presentation of two amounts; basic and diluted loss per share. Basic loss per share is computed by dividing the income or loss available to common stockholders by the weighted average common shares outstanding. Diluted earnings per share would include all common stock equivalents unless anti-dilutive. The Company has not included the outstanding options and warrants, or convertible debentures as common stock equivalents for the three months and six months ended June 30, 2006 because the effect would be anti-dilutive.

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

The Financial Accounting Standards Board (“FASB”) has recently announced a new interpretation, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which will be effective for fiscal years beginning after December 15, 2006, FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has not determined the impact of the adoption of FIN 48 on its consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2006

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

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2006

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

The Company is obligated to file a registration statement registering the resale of shares of the Company’s common stock issuable upon conversion of the convertible notes, exercise of the warrant and exercise of the option. If the registration statement is not filed by May 30, 2005, or declared effective by January 31, 2006, or if the registration is suspended other than as permitted, in the registration rights agreement between the Company and Laurus, the Company

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2006

may be obligated to pay Laurus certain fees. The Company has filed this registration statement and has responded to two rounds of comments, and is preparing a response to the third round of comments from the SEC.

The Company paid a fee at closing to Laurus Capital Management LLC, the manager of the Laurus Master Funds, Ltd., equal to 3.6% of the total maximum funds to be borrowed under the Company’s agreements with Laurus. The amount of the fee was $288,000.

The following table reflects balances of the secured convertible notes at June 30, 2006:

Face value $2,100,000 Secured Convertible Term Note, variable rate of prime plus 2.5% (10.75% at June 30, 2006), due in stated monthly payments of $100,000 to March 30, 2008.	$578,706
Face value $1,000,000 Secured Convertible Minimum Note, variable rate of prime plus 2%, subject to 7% floor (10.25% at June 30, 2006), due at maturity on March 30, 2008.	86,158
Face value $4,000,000 Secured Convertible Revolving Note, variable rate of prime plus 2%, subject to 7% floor (10.25% at June 30, 2006), due at maturity on March 30, 2008.	3,851,178
4,516,042
Less current maturities	(4,181,867)

$334,175

Scheduled maturities of face values for the years ending June 30 are as follows:
2006	$5,200,000
2007	900,000
2008	1,000,000

Convertible debentures	$7,100,000

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

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2006

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

The following tabular presentation reflects the amortization of the debt discounts included in interest for each instrument:

	Term Note	Minimum Note	Revolving Note	Total
Three months ended June 30, 2006	$398,634	$27,457	$266,821	$692,912
Six months ended June 30, 2006	$815,307	$46,164	$1,072,745	$1,934,216

3.	Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, accounts payable, accrued expenses, acquisition consideration payable and bank borrowings generally approximate the respective fair values of these instruments due to their current nature.

The fair values of convertible notes for disclosure purposes only are estimated based upon the present value of the estimated cash flows at 12.75% credit risk adjusted interest rates for convertible instruments. As of June 30, 2006, estimated fair values and respective carrying values for debt instruments are as follows:

Debt Instrument	Fair Value	Carrying Value
$2,100,000 Face Value Convertible Secured Term Note	$1,834,478	$578,706

$1,000,000 Face Value Convertible Secured Minimum Note	$873,561	$86,158

$4,000,000 Face Value Convertible Secured Revolving Note	$3,494,244	$3,851,178

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2006

4.	Derivative Financial Instruments

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

On July 27, 2005, Laurus Master Fund exercised common stock options for the purchase of 19,000,000 shares of common stock at the strike price of $0.01 per share. On that date, the fair value of the freestanding derivative associated with the stock options exercised, amounting to $2,470,000 was reclassed to stockholders’ equity.

The following tabular presentation reflects the components of Derivative financial instruments on the Company’s balance sheet at June 30, 2006:

(Assets) Liabilities:
Embedded derivative instruments	$177,895
Freestanding derivatives (warrants and options)	844,593
$1,022,488

The following tabular presentation reflects the number of common shares into which the aforementioned derivatives are indexed at June 30, 2006:

Common shares indexed:
Embedded derivative instruments	39,578,946
Freestanding derivatives (warrants and options)	16,733,458
56,312,404

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2006

Income for the three months and six months ended June 30, 2006 associated with adjustments recorded to reflect the aforementioned derivatives at fair value amounted to $618,868 and $3,626,768 respectively.

Fair value considerations for derivative financial instruments:

Freestanding derivative instruments, consisting of warrants and options that arose from the Laurus financing are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions included in this model as of June 30, 2006 are as follows:

Holder	Laurus	Laurus
Instrument	Warrants	Options
Exercise prices	$0.23–$0.28	$0.01
Term (years)	4.75	4.75
Volatility	59.09%	59.09%
Risk-free rate	4.25%	4.25%

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

Significant assumptions included in this model as of June 30, 2006 are as follows:

Holder	Laurus	Laurus	Laurus
Instrument	Term	Minimum	Revolver
Conversion prices	$.19	$.19	$.20
Actual term (years)	1.75	1.75	1.75
Equivalent volatility	45.29%	45.29%	45.29%
Equivalent interest rate	6.35%	6.35%	6.35%
Equivalent yield rate	14.86%	14.86%	14.86%

Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2006

5.	Contracts in Progress

Uncompleted contracts are summarized as follows:

Costs incurred on uncompleted contracts	$24,997,697
Estimated earnings on uncompleted contracts	4,379,109

29,376,806
Less billings to date	(29,348,606)

$28,200

The components of this amount are included on the balance sheet under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$1,501,041
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,472,841)

$28,200

6.	Related Party Transactions:

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

In January 2006, the Company through its subsidiary EarthFirst Americas, Incorporated, entered into a revolving line of credit promissory note in the amount of $3,000,000, with “US Sustainable Energy Corp., an entity related to John Stanton, the Company’s Chairman of the Board, Chief Executive Officer, and President. In June 2006, the amount of the revolving line of credit promissory note was increased to $5,000,000, and the terms were modified to require no payments until January 2009. The Promissory note accrues interest at the rate of 6%. Simultaneously with the execution of the promissory note, the Company entered into a security agreement pledging as collateral all of debtor’s right title and interest in and to all Palm Oil and Palm Methyl Ester Products, and any and all assets associated with the biofuels business of EarthFirst Americas, Incorporated. As of June 30, 2006, the balance including accrued interest was $3,216,343.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2006

7.	Stockholders’ Equity:

On March 23, 2006, the Company issued 250,000 shares of its common stock to BGM Ventures, LLC under its professional services agreement.

On April 6, 2006, the Company issued 700,000 shares of its common stock upon the exercise of stock options.

8.	Commitments and Contingencies

Lease obligations:

The Company leases vehicles and certain office equipment under noncancellable operating leases for periods up to four years. In addition, the Company conducts its operations in a facility leased from a related corporation owned by certain stockholders of the Company.

The total rent expense for the six months ended June 30, 2006 and 2005 was approximately $500,880 and 366,462, respectively, of which approximately $381,003 and $342,109, respectively, was for the facility leased from the related corporation.

Approximate future minimum rentals on noncancellable leases at June 30, 2006 are as follows:

Year ending June 30,
2007	$621,162
2008	218,788
2009	209,854
2010	47,813

$1,097,617

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2006

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

On July 31, 2006, Laurus Master Fund elected to exercise their option to purchase the remaining balance of 5,570,668 common shares available to them through the common stock option granted them in March 2005. The original grant was for 24,570,668 common shares at an exercise price of $.01 per share. In July 2005, Laurus elected to exercise a portion of their option, and purchased 19,000,000 common shares for $190,000. On July 31, 2006, Laurus elected to utilize its cashless exercise privilege which will result in an issuance of 5,013,601 common shares in the third quarter of 2006.

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

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2006

Commencing with the Company’s acquisition of EME in late 2004, the Company has restructured many of EME’s liabilities with funding provided by the Laurus credit facility discussed in Note 2 as well as additional related party loans (all related party loans as of December 31, 2005, had been converted to common stock.)

The Company generated a net income in the fourth quarter of 2004 of $1,096,136 and a net operating profit, net of stock-based compensation, of $1,423,259 for the year ended December 31, 2005. While the Company’s profitability suffered during the first and second quarters of 2006 due to certain contract losses and substantially greater selling and administrative expenses associated with the expansion into the biofuels segment and electrical contracting for the residential housing market, management expects EME’s business volume and profitability to continue to grow through 2006 and beyond.

At June 30, 2006, the Company had approximately $3,000,000 of positive working capital, including approximately $200,000 in cash.

As discussed in Note 6, the Company secured a $5,000,000 line of credit with an entity related to the Company’s Chairman and Chief Executive Officer to facilitate the new biofuels business. Approximately $1,784,000 of this credit facility remains available at June 30, 2006.

Management believes that the Company’s existing cash and available line of credit along with the expected profitability from EME’s operations will be adequate to fund the Company’s operations for the foreseeable future. However, management may seek additional, alternatives to fund growth opportunities in its Biofuels and Waste Disposal business segments.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2006

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

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2006

SEGMENT INFORMATION FOR THE SIX MONTHS ENDED JUNE 30, 2006 IS AS FOLLOWS:

	Waste Disposal	Contracting	Biofuels	Total
Revenue	$—	$23,549,249	$791,152	$24,340,401
Cost of Sales		20,182,346	953,493	21,135,839

Gross profit (loss)	—	3,366,903	(162,341)	3,204,562
Selling, general and administrative expenses	648,559	2,751,405	362,327	3,762,291
Research and development expenses	155,323			155,323

Income (loss) from operations before reorganization item, income taxes and majority interest	(803,882)	615,498	(524,668)	(713,052)
Other income (expense)
Gain on extinguishment of debt, bankruptcy		81,020		81,020
Claims recovery		1,100,000		1,100,000
Miscellaneous income		110,040	56,306	166,346
Interest expense		(278)	(58,508)	(58,786)

Income (loss) before reorganization item, Income taxes and majority and minority interests	(803,882)	1,906,280	(526,870)	575,528
Reorganization item, professional fees related to bankruptcy and pursuit of claims		(244,218)		(244,218)

Income (loss) before majority and minority interests	(803,882)	1,662,062	(526,870)	331,310
Majority interest and minority interests		(331,221)		(331,221)

Income (loss) from continuing operations	(803,882)	1,330,841	(526,870)	89
Net Income (loss) for reportable segments	$(803,882)	1,330,841	$(526,870)	$89

Total Assets	$2,978,293	$31,727,043	$1,991,129	$36,696,465

Goodwill		$15,323,152		$15,323,152

Reconciliation of Segment Amounts Reported to Condensed Consolidated Amounts
Revenue
Total revenues for reportable segments			$24,340,401

Total consolidated revenue			$24,340,401

Net income (loss)
Net income (loss) for reportable segments			$89
Unallocated amounts relating to corporate operations
Miscellaneous income			3,589
Selling, general and administrative expenses			(1,261,015)
Research and development expense			(39,965)
Interest expense			(2,158,863)
Derivative gain			3,626,768

Total consolidated net income			$170,603

Assets
Total assets for reportable segments			$36,696,465
Corporate investments and other assets			513,130

Total consolidated assets			$37,209,595

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

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

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

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

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

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

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

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

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

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

THREE AND SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2005.

Revenues for the three month period ending June 30, 2006 exceeded those of 2005 by $3,188,877, an increase of 33%. Revenues for the six month period ending June 30, 2006 exceeded those of 2005 by $6,419,240, an increase of 36%. Substantially all revenues are generated from contracting and subcontracting services.

Gross profit decreased from 35% for the three month period ended June 30, 2005 to 13% for the three month period ending June 30, 2006. Gross profit decreased from 30% for the six month period ended June 30, 2005 to 13% for the six month period ending June 30, 2006. This was due to declines in profitability in several contracting/subcontracting jobs which were in process at December 31, 2005 for which actual costs recorded during the first two quarters of 2006 exceeded those previously estimated. Management does not believe that any similar situations exist for open contracts at June 30, 2006.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

FORM 10-QSB

Selling, general and administrative expenses for the three-month period ending June 30, 2006 increased by $713,495, from $2,036,095 in the prior year, to $2,749,590 in the current period, or an increase of approximately 35% compared to the three-month period ending June 30, 2005. Selling, general and administrative expenses for the six month period ending June 30, 2006 increased by $1,784,124 from $3,239,182 in the prior year, to $5,023,306 in the current year, or an increase of approximately 55% compared to the six month period ending June 30, 2005.

Selling, general and administrative expenses for the current year included administrative expenses supporting the new biofuels business that were not in the prior year in the amount of approximately $362,000. The remaining increase is primarily attributable to higher labor, consulting and insurance costs than in the prior year.

Research and development expenses for the three months ended June 30, 2006 decreased from $127,324 to $40,776, or a 68% decrease when compared to the three month period ended June 30, 2005. Research and development expenses for the six months ended June 30, 2006 decreased from $320,651 to $195,294, or a 39% decrease when compared to the six month period ended June 30, 2005. This decrease is due to the maturity of the CAVD technology, and a reduction of expenditures for development and an increase in sales and marketing.

Income from operations decreased by $2,305,354 from a gain for the three months ended June 30, 2005 of $1,212,641 to a loss of $1,092,713 for the three months ended June 30, 2006. Income from operations decreased by $3,750,913 from a gain for the six months ended June 30, 2005 of $1,736,875 to a loss of $2,014,038. This decrease is due to the results of operations from the consolidated subsidiary of EME.

Gain on extinguishment of debt, bankruptcy for the three months ended June 30, 2006 decreased to $36,395 from $1,804,739 for the three months ended June 30, 2005. Gain on extinguishment of debt, bankruptcy for the six months ended June 30, 2006 decreased to $81,020 from $3,983,307 for the six months ended June 30, 2005. These amounts are attributable to the settlement of the unsecured creditors in EME’s plan of reorganization. The amounts recognized for the current year are diminishing due to the progress of wrapping up the remainder of the bankruptcy plan

During the first quarter of 2006, the company realized income from the settlement of a claim that the company had been pursuing for approximately two years in the amount of $1,100,000. This amount was recognized as income upon receipt of the funds.

Interest expense increased from $466,246 for the three-month period ended June 30, 2005 to $904,830 for the three months ended June 30, 2006. Interest expense increased from $545,676 for the six months ended June 30, 2005 to $2,217,649 for the six months ended June 30, 2006. These increases in interest expense are primarily due to amortization of the debt discounts associated with the new credit facility.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

FORM 10-QSB

Derivative gain fluctuated from a gain of $8,046,893 for the three month period ended June 30, 2005 to a gain of $618,868 for the three month period ended June 30, 2006. Derivative gain fluctuated from a gain of $1,597,151 for the six month period ended June 30, 2005 to a gain of $3,626,768 for the six month period ended June 30, 2006. The derivative gain is associated with the new credit facility and fluctuations occur normally in the fair value adjustment of the derivatives each reporting period, which result primarily from fluctuations in the Company’s stock price.

Majority and minority interest expense decreased $708,210 from $812,533 for the three month period ended June 30, 2005 to $104,323 for the three month period ended June 30, 2006. Majority and minority interest expense decreased $627,287 from $958,508 for the six month period ended June 30, 2005 to $331,221 for the six month period ended June 30, 2006. The majority and minority interest expense is a function of the net income of the entities, which the Company does not wholly own.

Loss on disposal of discontinued operations was $137,636 for the six month period ended June 30, 2005. This loss is associated with the disposal of EME’s General Contractors division in 2005 and there were no related expenses during the first quarter of 2006.

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

The Company generated a net income in the fourth quarter of 2004 of $1,096,136 and a net operating profit, net of stock-based compensation, of $1,423,259 for the year ended December 31, 2005. While the Company’s profitability suffered during the first two quarters of 2006 due to certain contract losses and substantially greater selling and administrative expenses associated with the expansion into the biofuels segment and electrical contracting for the residential housing market, management expects EME’s business volume and profitability to continue to grow through 2006 and beyond.

At June 30, 2006, the Company had approximately $4,000,000 of positive working capital, including approximately $200,000 in cash.

As discussed in Note 6, in January 2006, the Company secured a $5,000,000 line of credit with an entity related to the Company’s Chairman and Chief Executive Officer to facilitate the new biofuels business. Approximately $1,784,000 of this credit facility remains available at June 30, 2006.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

FORM 10-QSB

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

Employee Stock-Based Compensation: Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“FAS 123(R)”) using the modified-prospective-transition method. Under this transition method, compensation cost in 2006 includes cost for options granted prior to but not vested as of December 31, 2005, and options vested in 2006. Therefore results for prior periods have not been restated.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

FORM 10-QSB

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

The Financial Accounting Standards Board (“FASB”) has recently announced a new interpretation, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which will be effective for fiscal years beginning after December 15, 2006, FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has not determined the impact of the adoption of FIN 48 on its consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

FORM 10-QSB

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: As of June 30, 2006, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(d) and 15d-15(d) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

Changes in internal controls: There were no changes in the Company’s internal controls over financial reporting, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There have not been any unregistered sales of equity securities during the three months ended June 30, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There have not been any defaults on any senior Securities during the three months ended June 30, 2006.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

FORM 10-QSB

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Security Holders of the Company for a vote during the three months ended June 30, 2006.

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

On March 28, 2006, the Company filed Form 8-K with the Securities and Exchange Commission in which it reported under Item 7.01 that the Board of Directors approved in principle a merger of the Company with Cast-Crete Corporation. Additionally, the Company reported under Item 9.01 a press release date March 27, 2006, in which the Company discussed the approved merger.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

FORM 10-QSB

(c)	Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EarthFirst Technologies, Incorporated
(Registrant)

Date: August 14, 2006

	By:	/s/ John D. Stanton
John D. Stanton
Chief Executive Officer and President