Form 10QSB/A
period 2006-06-30
EARTHFIRST TECHNOLOGIES INC
filed 2006-10-13
CIK 1056748

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

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB/A

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A (this “Form 10-QSB/A”) amends our Quarterly Report on Form 10-QSB for the second quarter ended June 30, 2006, as initially filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2006, and is being filed to amend the certifications contained in exhibits 31.1 and 31.2 to conform to the format provided in Item 601(b)(31) of Regulation S-B.

Except for the foregoing amended certifications, this Form 10QSB/A continues to describe conditions as presented in the original report on Form 10-QSB filed on August 14, 2006. This Form 10-QSB/A does not reflect events occurring after the filing of the Form 10-QSB/A on August 14, 2006 or modify or update these disclosures, including exhibits on the Form 10-QSB affected by subsequent events. Information not affected by the amended certifications is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-QSB on August 14, 2006.

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

Date: October 12, 2006

	By:	/s/ John D. Stanton
John D. Stanton
Chief Executive Officer and President