Form 10KSB/A
period 2005-12-31
EARTHFIRST TECHNOLOGIES INC
filed 2006-10-20
CIK 1056748

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(AMENDMENT NO. 1)

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

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-KSB/A

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A (this “Form 10-KSB/A”) amends our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, as initially filed with the Securities and Exchange Commission (the “SEC”) on April 3, 2006, and is being filed to reflect a restatement of the comparative data contained in our consolidated statements of operations and cash flows for the year ended December 31, 2004, as discussed in Note 20 to the consolidated financial statements.

Subsequent to the issuance of its 2005 financial statements on Form 10KSB, the Company determined that it had not properly classified the results of its 2005 discontinued operation in its comparative 2004 financial statements.

On January 1, 2005, the Company sold its subsidiary, EMEGC, as reported in Note 6. In accordance with SFAS 144, the prior period 2004 amounts relating to the operations and cash flows of the disposed unit are to be presented as discontinued operations for all periods presented. As a result, the accompanying consolidated statements of operations and cash flows for the year ended December 31, 2004 have been restated.

All relevant information in Management’s Discussion and Analysis or Plan of Operation, and the footnotes to the consolidated financial statements has been adjusted to account for the impact of this restatement.

Except for the amended information required to reflect the effects of the restatement, this Form 10KSB/A continues to describe conditions as presented in the original report on Form 10-KSB filed on April 3, 2006. This Form 10-KSB/A does not reflect events occurring after the filing of the Form 10-KSB/A on April 3, 2006 or modify or update these disclosures, including exhibits on the Form 10-KSB affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-KSB on April 3, 2006.

Accordingly, this Form 10-KSB/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-KSB, including any amendments to those filings.

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

FISCAL 2005 COMPARED TO FISCAL 2004

Revenue for the year ended December 31, 2005 increased by $29,476,619, as the revenues for the year ended December 31, 2004 only reflected revenues from Electric Machinery Enterprises, Inc. from its acquisition date on August 20, 2004.

Cost of Sales for the year ended December 31, 2005 increased by $23,224,788 when compared to 2004, as the cost of sales for the year ended December 31, 2004 only reflected costs from Electric Machinery Enterprises, Inc. from its acquisition date on August 20, 2004.

Selling, general and administrative expenses for the year ended December 31, 2005 increased to $7,654,036 from $2,992,773 for the year ended December 31, 2004, an increase of approximately 155%. This increase was due primarily to a full year of operations for EME and WESCO, the creation of new subsidiaries, as well as a general increase in the level of activities undertaken by the Company during 2005.

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

Miscellaneous income for the year ended December 31, 2005 and 2004, in the amounts of $397,071 and $325,961 respectively represent non operational sources of income.

Interest expense for the year ended December 31, 2005 increased to $2,760,202 from $466,215 for the year ending December 31, 2004, an increase of approximately 492%. This increase was due to the higher balances of debt related to the Company’s borrowings from the Laurus fund and the amortization of debt discount accounted for as interest expense as compared to the revolving line of credit loans from a related party.

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

Income (loss) from discontinued operations represents the loss on disposal of EMEGC in 2005 and income from operations in 2004 from its acquisition date on August 20, 2004

Net loss increased by $15,418,111 to $17,685,100 for the year ended December 31, 2005 from $2,266,989 for the year ended December 31, 2004. This increased net loss resulted primarily from the previously discussed items, specifically the related party stock based compensation.

FISCAL 2004 COMPARED TO FISCAL 2003

Revenue for the year ended December 31, 2004 increased by $12,266,701, as there were no revenues for the year ended December 31, 2003. This increase is due almost exclusively to the acquisition of Electric Machinery Enterprises, Inc. on August 20, 2004.

Cost of Sales for the year ended December 31, 2004 increased by $8,858,707, as there were no cost of sales for the year ended December 31, 2003. This increase is due almost exclusively to the acquisition of Electric Machinery Enterprises, Inc. on August 20, 2004.

Selling, general and administrative expenses for the year ended December 31, 2004 increased to $2,992,773 from $651,948 for the year ended December 31, 2003, an increase of approximately 359%. This increase was due primarily to the acquisitions of EME and WESCO, as well as an increase in the level of activities undertaken by the Company during 2004.

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

Miscellaneous income for the year ended December 31, 2004 in the amount of $325,961 represents non operational sources of income. These revenues pertain to activities within the acquired entity of Electric Machinery Enterprises, Inc. There were no miscellaneous incomes during the year ended December 31, 2003.

Interest expense for the year ended December 31, 2004 increased to $466,215 from $373,607 for the year ending December 31, 2003, an increase of approximately 25%. This increase was due the higher balances related to the Company’s borrowings pursuant to the revolving line of credit loans from a related party.

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

ITEM 8A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer / Chief Financial Officer, who concluded that the Company’s disclosure controls and procedures are effective. During the last fiscal quarter (the fourth fiscal quarter in the case of this annual report), there have been no significant changes in the Company’s internal control or in other factors, which could significantly affect internal controls.

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

Subsequent to the issuance of its 2005 financial statements on Form 10KSB, the Company determined that it had not properly classified the results of its 2005 discontinued operation in its comparative 2004 financial statements.

On January 1, 2005, the Company sold its subsidiary, EMEGC, as reported in Note 6. In accordance with SFAS 144, the prior period 2004 amounts relating to the operations and cash flows of the disposed unit are to be presented as discontinued operations for all periods presented, rather than be included in income from operations. This is an adjusted presentation of the prior periods audited amounts. The net income (loss) is not affected by this revised presentation.

The Company does not believe that the restatements warrant a conclusion that there existed a material weakness in the Company’s internal controls over financial reporting, and therefore does not impact the CEO and the CFO’s original conclusions regarding the effectiveness of their disclosure controls and procedures as of December 31, 2005.

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

The accompanying 2004 Financial statements have been restated as described in Note 20.

/s/ Aidman, Piser & Company, P.A.

March 30, 2006 except for Note 20, for which the date is September 13, 2006.

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

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004 As Restated
Revenue	$41,743,320	$12,266,701
Cost of sales	32,083,495	8,858,707

Gross profit	9,659,825	3,407,994

Selling, general and administrative expenses	7,654,036	2,992,773
Related party stock based compensation	18,260,000	—
Research and development expenses	582,430	2,474,949

Loss from operations	(16,836,641)	(2,059,728)

Other income (expense):
Gain on extinguishment of debt, bankruptcy	4,163,740	1,298,068
Miscellaneous income, net	397,071	325,961
Derivative loss	(592,521)	—
Interest expense	(2,760,202)	(466,215)

Loss before reorganization item, income taxes and majority and minority interests	(15,628,553)	(901,914)
Reorganization item, professional fees related to bankruptcy and pursuit of claims	(1,919,288)	(1,202,829)

Loss before income taxes and majority and minority interests	(17,547,841)	(2,104,743)

Income tax benefit	—	—

Loss before majority and minority interests	(17,547,841)	(2,104,743)

Majority and minority interests	377	(430,230)

Loss from continuing operations	(17,547,464)	(2,534,973)

Income (loss) from operations of discontinued operations (Including loss on disposal of $137,636 in 2005)	(137,636)	267,984

Net loss	$(17,685,100)	$(2,266,989)

Net loss per common share:
Continuing operations	$(.03)	$(.01)
Discontinued operations	—	—

Net loss	$(.03)	$(.01)

Weighted average shares outstanding, basic and diluted	501,999,049	264,319,455

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

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004 As Restated
Cash flows from operating activities:
Net loss	$(17,685,100)	$(2,266,989)
Adjustments to reconcile net loss to net cash flows from operating activities:
Expenses funded through stock issuance	695,000	1,800,000
Intangible asset impairment		142,900
Related party compensation funded through stock issuance	18,260,000
Majority/minority interest in net income (loss) of consolidated entities	(377)	430,230
Derivative loss	592,521
Depreciation and amortization	362,098	46,456
Gain on cancellation of debt	(4,163,740)	(1,298,068)
(Income) loss from discontinued operations	137,636	(267,984)
(Gain)/loss on disposal of assets	(40,039)
Increase (decrease) in cash due to changes in:
Accounts receivable	(720,872)	(989,413)
Cost and estimated earnings in excess of billings on uncompleted contracts	(460,057)	522,294
Inventory	(212,641)	311,158
Prepaid expenses and other assets	(52,701)	532,132
Accounts payable and accrued expenses	(328,958)	(2,376,457)
Billings in excess of cost and estimated earnings on uncompleted contracts	(327,745)	(419,235)
Accrued interest on related party payables		244,571

Net cash flows from operating activities	(3,944,975)	(3,588,405)

Cash flows from investing activities:
Acquisition of property and equipment	(992,180)	(2,258,647)
Cash acquired in business acquisition		3,174,317

Net cash flows from investing activities	(992,180)	915,670

Cash flows from financing activities:
Proceeds from notes payable and related party	1,791,516	3,987,524
Proceeds from option exercise	190,000
Repayment of long term debt	(5,324,264)	13,257
Proceeds from Laurus credit facility	8,000,000

Net cash flows from financing activities	4,657,252	4,000,781

Net change in cash	(279,903)	1,328,046
Cash, beginning of year	1,482,383	3,529

Cash, end of year	$1,202,480	$1,331,575

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

Derivative Financial Instruments:

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

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005 AND 2004

SEGMENT INFORMATION FOR THE YEAR ENDED DECEMBER 31, 2005 IS AS FOLLOWS:

	Waste Disposal	Contracting	Biofuels	Total
Revenue	$11,770	$41,562,369	$169,181	$41,743,320
Cost of Sales		31,872,678	171,526	32,044,204

Gross profit (loss)	11,770	9,689,691	(2,345)	9,699,116
Selling, general and administrative expenses	857,403	4,843,957	510,034	6,211,394
Research and development expenses	408,205			408,205

Income (loss) from operations before reorganization item, income taxes and majority interest	(1,253,838)	4,845,734	(512,379)	3,079,517
Other income (expense)
Gain on extinguishment of debt, bankruptcy		4,163,740		4,163,740
Loss on disposal of assets		(97,597)		(97,597)
Interest expense	(64,670)	(22,064)		(86,734)
Miscellaneous income		266,975		266,975

Income (loss) before reorganization item, Income taxes and majority interest	(1,318,508)	9,156,788	(512,379)	7,325,901
Reorganization item, professional fees related to bankruptcy and pursuit of claims		(1,224,288)		(1,224,288)

Income (loss) before majority interest	(1,318,508)	7,932,500	(512,379)	6,101,613
Majority interest		377		377

Income (loss) from continuing operations	(1,318,508)	7,932,877	(512,379)	6,101,990
Loss on disposal of discontinued operations		(137,636)		(137,636)

Net Income (loss)	$(1,318,508)	$7,795,241	$(512,379)	$5,964,354

Total Assets	$2,812,764	$29,767,990	$612,271	$33,193,025

Goodwill		$15,323,152		$15,323,152

Reconciliation of Segment Amounts Reported to Condensed Consolidated Amounts
Revenue
Total revenues for reportable segments			$41,743,320

Total consolidated revenue			$41,743,320

Net income (loss)
Total income (loss for reportable segments			$5,964,354
Unallocated amounts relating to corporate operations
Miscellaneous income			188,402
Selling, general and administrative expenses			(1,442,642)
Research and development expense			(174,225)
Interest expense			(2,673,468)
Derivative loss			(592,521)
Professional fees - pursuit of claims			(695,000)
Related party stock based compensation			(18,260,000)

Total consolidated net loss			$(17,685,100)

Assets
Total assets for reportable segments			$33,193,025
Corporate investments and other assets			1,790,306

Total consolidated assets			$34,983,331

SEGMENT INFORMATION FOR THE YEAR ENDED DECEMBER 31, 2004 IS AS FOLLOWS:

	Waste Disposal	Contracting	Total
Revenue	$140,000	$12,126,701	$12,266,701
Cost of Sales		8,858,707	8,858,707

Gross margin	140,000	3,267,994	3,407,994
Selling, general and administrative	1,063,682	1,929,091	2,992,773
Research and development	2,474,949		2,474,949

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005 AND 2004

18.	Quarterly information (unaudited):

	March	June	September	December
2005
Revenues	$8,168,099	$9,753,062	$10,526,009	$13,597,937
Net income (loss)	$(4,403,379)	$8,691,108	$(19,954,550)	$(2,018,279)
EPS	$(.012)	$.018	$(.041)	$(.003)

	March	June	September	December
2004
Revenues	$15,000	$115,000	$3,376,936	$8,759,765
Net income (loss)	$(2,082,861)	$(436,844)	$(843,420)	$1,096,136
EPS	$(.009)	$(.002)	$(.003)	$.004

Note that Electric Machinery Enterprises, Inc. was acquired August 20, 2004. EMEGC, a wholly owned Subsidiary of Electric Machinery was disposed of in January 2005. The 2004 revenues presented here do not include any amounts from the disposed unit.

19.	Quarterly restatements

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

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005 AND 2004

	STATEMENT OF OPERATIONS Three Months Ended September 30, 2005
	As Originally Reported	Adjustments	As Restated
Revenue	$10,526,009	$—	$10,526,009
Cost of sales	7,879,108		7,879,108

Gross profit	2,646,901		2,646,901

Selling, general and administrative expenses	1,947,185		1,947,185
Related party stock based compensation	18,260,000		18,260,000
Research and development expenses	104,064		104,064

Income (loss) from operations before reorganization item, income taxes and majority interest	(17,664,348)	—	(17,664,348)

Other income (expense):
Gain on extinguishment of debt, bankruptcy	180,433		180,433
Miscellaneous income (expense)	59,962		59,962
Derivative gain (loss)		(1,219,761)	(1,219,761)
Interest expense	(490,461)	$(256,261)	(746,722)

Income (loss) before reorganization item, income taxes and majority interest	(17,914,414)	(1,476,022)	(19,390,436)

Reorganization item, professional fees related to bankruptcy and pursuit of claims	(278,030)		(278,030)

Income before income taxes and majority interest	(18,192,444)	(1,476,022)	(19,668,466)

Income tax benefit	—		—

Income before majority interest	(18,192,444)	(1,476,022)	(19,668,466)

Majority interest	(286,084)		(286,084)

Income from continuing operations	(18,478,528)	(1,476,022)	(19,954,550)

Loss on disposal of discontinued operations			—

Net Income	$(18,478,528)	$(1,476,022)	$(19,954,550)

Net income per common share	$(0.030)		$(0.041)

Weighted average shares outstanding	535,524,754		491,922,517

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005 AND 2004

20.	Discontinued Operations Restatement

Subsequent to the issuance of its 2005 financial statements on Form 10KSB, the Company determined that it had not properly classified the results of its 2005 discontinued operation in its comparative 2004 financial statements.

On January 1, 2005, the Company sold its subsidiary, EMEGC, as reported in Note 6. In accordance with SFAS 144, the prior period 2004 amounts relating to the operations and cash flows of the disposed unit are to be presented as discontinued operations for all periods presented. As a result, the accompanying consolidated statements of operations and cash flows for the year ended December 31, 2004 have been restated as follows:

	STATEMENT OF OPERATIONS Year Ended December 31, 2004
	As Originally Reported	Adjustments	As Restated

Revenue	$15,314,892	$(3,048,191)	$12,266,701
Cost of sales	11,209,802	(2,351,095)	8,858,707

Gross profit	4,105,090	(697,096)	3,407,994

Selling, general and administrative expenses	3,425,839	(433,066)	2,992,773
Research and development expenses	2,474,949		2,474,949

Income (loss) from operations before reorganization item, income taxes and majority interest	(1,795,698)	(264,030)	(2,059,728)

Other income (expense):
Gain on extinguishment of debt, bankruptcy	1,298,068		1,298,068
Miscellaneous income, net	333,214	(7,253)	325,961
Interest expense	(469,514)	3,299	(466,215)

Loss before reorganization item, income taxes and majority and minority interests	(633,930)	(267,984)	(901,914)

Reorganization item, professional fees related to bankruptcy and pursuit of claims	(1,202,829)		(1,202,829)

Loss before income taxes and majority interest	(1,836,759)	(267,984)	(2,104,743)

Income tax benefit			—

Loss before majority interest	(1,836,759)	(267,984)	(2,104,743)

Majority and minority interests	(430,230)		(430,230)

Loss from continuing operations	(2,266,989)	(267,984)	(2,534,973)

Income (loss) from operations of discontinued operations (including loss on disposal of $137,636 in 2005)	—	267,984	267,984

Net Loss	$(2,266,989)	$—	$(2,266,989)

	STATEMENT OF CASH FLOWS
	Year Ended December 31, 2004
	As Originally
	Reported	Adjustments	As Restated
Cash flows from operating activities:
Net loss:	$(2,266,989)		$(2,266,989)
Adjustments to reconcile net loss to net cash flows from operating activities
Expenses funded through stock issuance	1,800,000		1,800,000
Intangible asset impairment	142,900		142,900
Majority/minority interest in net income (loss)	430,230		430,230
Depreciation and amortization	77,342	(30,886)	46,456
Gain on cancellation of debt	(1,298,068)		(1,298,068)
(Income) loss from discontinued operations		(267,984)	(267,984)
Increase (decrease) in cash due to changes in:
Accounts receivable	(1,047,553)	58,140	(989,413)
Cost and estimated earnings in excess of billings on uncompleted contracts	620,585	(98,291)	522,294
Inventory	336,520	(25,362)	311,158
Prepaid expenses and other assets	395,980	136,152	532,132
Accounts payable and accrued expenses	(2,636,730)	260,273	(2,376,457)
Billings in excess of cost and estimated earnings on uncompleted contracts	(225,119)	(194,116)	(419,235)
Accrued interest on related party payables	244,571		244,571

Net cash flows from operating activities	(3,426,331)	(162,074)	(3,588,405)

Cash flows from investing activities:
Acquisition of property and equipment	(2,376,545)	117,898	(2,258,647)
Cash acquired in business acquisition	3,174,317		3,174,317

Net cash flows from investing activities	797,772	117,898	915,670

Cash flows from financing activities:
Proceeds from notes payable and related party	4,107,413	(119,889)	3,987,524
Repayment of long term debt		13,257	13,257

Net cash flows from financing activities	4,107,413	(106,632)	4,000,781

Net change in cash	1,478,854	(150,808)	1,328,046
Cash, beginning of year	3,529	—	3,529

Cash, end of year	$1,482,383	$(150,808)	$1,331,575

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