Form 10QSB
period 2006-09-30
EARTHFIRST TECHNOLOGIES INC
filed 2006-11-14
CIK 1056748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended – September 30, 2006

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

(Issuer's telephone number)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 9, 2006: 604,010,294 shares $ .0001 par value common stock.

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

FORM 10-QSB

EARTHFIRST TECHNOLOGIES, INCORPORATED

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006 (Unaudited)	December 31, 2005
ASSETS
Current assets:
Cash	$439,910	$1,202,480
Accounts receivable – net	10,784,525	9,232,564
Cost and estimated earnings in excess of billings on uncompleted contracts	752,967	1,446,326
Inventory	2,866,166	1,613,276
Prepaid expenses and other current assets	151,870	127,735

Total current assets	14,995,438	13,622,381

Property and equipment, net	5,016,364	4,967,408
Intangible assets	15,323,152	15,323,152
Loan costs and discounts	423,876	635,813
Other assets	266,353	434,577

	$36,025,183	$34,983,331

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$45,350	$52,403
Secured convertible notes payable	4,387,684	2,959,536
Accounts payable and accrued expenses	7,802,366	5,782,182
Billings in excess of cost and estimated earnings on uncompleted contracts	4,128,731	719,820

Total current liabilities	16,364,131	9,513,941

Secured convertible notes payable, non current	333,857	301,665
Derivative liabilities	230,149	4,722,520
Other liabilities	81,642	890,172
Notes payable, related parties	3,263,874	—

Total liabilities	20,273,653	15,428,298

Majority and minority interests	295,434	853,648
Commitments and contingencies (Note 10)	—	—

Stockholders’ equity:
Common stock, par value $.0001, 750,000,000 shares authorized, 604,010,294 and 598,046,693 shares issued, 602,060,294 and 596,096,693 shares outstanding	60,401	59,804
Additional paid-in capital	88,134,675	87,584,713
Accumulated deficit	(71,470,920)	(67,675,072)

	16,724,156	19,969,445
Less treasury stock (1,950,000 shares at cost)	(1,268,060)	(1,268,060)

Total stockholders’ equity:	15,456,096	18,701,385

	$36,025,183	$34,983,331

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$8,746,062	$10,526,009	$33,086,463	$28,447,170
Cost of sales	9,095,169	7,879,108	30,231,008	20,503,561

Gross profit (Loss)	(349,107)	2,646,901	2,855,455	7,943,609

Selling, general and administrative expenses	2,885,000	1,947,185	7,908,306	5,186,367
Stock based compensation	—	18,260,000	—	18,260,000
Research and development expenses	400,509	104,064	595,803	424,715

Loss from operations before reorganization item, income taxes and majority/minority interests	(3,634,616)	(17,664,348)	(5,648,654)	(15,927,473)

Other income (expense):
Gain on extinguishment of debt, bankruptcy	—	180,433	81,020	4,163,740
Gain on disposal of assets	—	33,370	—	40,039
Claims recovery	—	—	1,100,000	—
Miscellaneous income	19,949	148,155	193,369	316,466
Derivative gain (loss)	279,280	(1,219,761)	3,906,048	377,390
Interest expense	(738,729)	(746,722)	(2,956,378)	(1,292,398)
Equity in loss of unconsolidated affiliates	—	(121,563)	—	(251,649)

Loss before reorganization item, income taxes and majority/minority interests	(4,074,116)	(19,390,436)	(3,324,595)	(12,573,885)

Reorganization item, professional fees related to bankruptcy and pursuit of claims	(130,030)	(278,030)	(377,727)	(1,710,708)

Loss before income taxes and majority/minority interests	(4,204,146)	(19,668,466)	(3,702,322)	(14,284,593)
Provision for income taxes	—	—	—	—

Loss before majority/minority interests	(4,204,146)	(19,668,466)	(3,702,322)	(14,284,593)
majority/minority interests	237,695	(286,084)	(93,526)	(1,244,592)

Loss from continuing operations	(3,966,451)	(19,954,550)	(3,795,848)	(15,529,185)

Loss on disposal of discontinued operations	—	—	—	(137,636)

Net Loss	$(3,966,451)	$(19,954,550)	$(3,795,848)	$(15,666,821)

Net Loss per common share/basic and diluted
Continuing operations	$(.01)	$(.04)	$(.01)	$(.03)

Discontinued operations	$—	$—	$—	$—

Weighted average shares outstanding
Basic and fully diluted	602,375,424	535,524,754	599,817,547	469,631,345

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(3,795,848)	$(15,666,821)
Adjustments to reconcile net loss to net cash flows from operating activities:
Expenses funded though issuance of stock	37,500	695,000
Related party compensation funded through stock issuance	—	18,260,000
Minority interest in joint venture	93,526	1,244,592
Derivative gain	(3,906,048)	(377,390)
Amortization of debt discount	2,287,076	1,144,549
Depreciation and amortization	377,962	242,305
Gain on cancellation of debt	(81,020)	(4,163,740)
Equity in loss of unconsolidated affiliates	—	251,649
Loss on disposal of discontinued operations	—	137,636
Gain on disposal of assets	—	(40,039)
Increase (decrease) in cash due to changes in:
Current assets	(1,967,403)	(543,754)
Current liabilities	4,151,584	(3,505,252)

Net cash flows from operating activities	(2,802,671)	(2,321,265)

Cash flows from investing activities:
Purchase of investments in unconsolidated affiliates	—	(1,050,000)
Acquisition of property and equipment	(214,981)	(599,984)

Net cash flows from investing activities	(214,981)	(1,649,984)

Cash flows from financing activities:
Proceeds from note payable, related party	3,263,874	1,791,516
Proceeds from option exercise		190,000
Repayment of long-term debt	(907,053)	(5,780,334)
Proceeds from Laurus credit facility	—	7,348,447
Distributions to minority interest in consolidated subsidiary	(101,739)	—

Net cash flows from financing activities	2,255,082	3,549,629

Decrease in cash	(762,570)	(421,620)
Cash, beginning of period	1,202,480	1,482,383

Cash, end of period	$439,910	$1,060,763

	2006	2005
Cash paid for interest:	$488,415	$297,402

Supplemental schedule of non-cash financing and investing activities:

During 2006, the Company:

•	Issued 700,000 shares of common stock, as a cashless exercise of an option to purchase 1,000,000 common shares.

•	Issued 5,013,601 shares of common stock as a cashless exercise of an option to purchase 5,570,668 common shares.

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

During 2005, the Company:

•	Converted $9,204,157 of related party debt to 189,643,210 shares of common stock

•	Incurred loan costs of $390,290 funded through proceeds of Laurus credit facility

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount
Balances, December 31, 2005	598,046,693	$59,804	$87,584,713	$(67,675,072)	$(1,268,060)	$18,701,385
Stock issued for professional services	250,000	25	37,475			37,500
Stock issued for exercise of Options	700,000	70	(70)
Stock issued for exercise of Options	5,013,601	502	(502)
Reclassification of derivative liabilities to equity			513,059			513,059
Net loss				(3,795,848)		(3,795,848)

Balances September 30, 2006 (unaudited)	604,010,294	$60,401	$88,134,675	$(71,470,920)	$(1,268,060)	$15,456,096

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

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

The Company’s biofuels division, operated through SolarDiesel Corporation (formerly EarthFirst Americas, Incorporated), a wholly owned subsidiary continues to remain focused on the development of market opportunities available associated with palm oil, and the continued sale of biodiesel.

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

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

Principles of Consolidation:

The financial statements include the consolidated accounts of EarthFirst Technologies Incorporated and all of its subsidiaries (including the variable interest entity discussed below) (collectively, the “Company”). All significant intercompany transactions and accounts have been eliminated.

Restricted Cash:

The balance in cash includes $100,000 representing funds held by a bank as collateral for an irrevocable letter of credit issued in connection with a vendor. This letter of credit expires on September 16, 2007 and will be extended automatically for one year provided the Company does not take action to the contrary.

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

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

Accounts Receivable, allowance for doubtful accounts and customer concentrations:

Accounts receivable are customer obligations due under normal trade terms. Retainage on construction contracts, which aggregate $2,535,593 at September 30, 2006, and are included in accounts receivable, are contractual obligations of the customer that are withheld from progress billings until project completion and are generally collected within one year. The Company performs continuing credit evaluations of its customers’ financial condition and does not require collateral.

Senior management reviews receivables on a weekly basis to determine if any amounts may become uncollectible. Any contract receivable balances that are determined to be uncollectible, along with a general reserve, are included in the allowance for doubtful accounts. After all reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes the allowance for doubtful accounts of $279,500 is adequate as of September 30, 2006.

Accounts receivables from four customers accounted for approximately 41% of the Company’s trade accounts receivable balance at September 30, 2006.

Contract Claims

As of September 30, 2006 the Company has certain contracts and claims in various stages of negotiation, arbitration and litigation in the approximate amount of $9,000,000. The Company is attempting to resolve these matters, and expects to be successful in recovering these amounts. However, as in all matters in litigation, the outcome is not certain and amounts recovered, if any, could be materially different than expected. The Company does not record contract claims until such claims are realized pursuant to guidance in Statement of Position 81-1 Accounting for Performance Construction-Type and Certain Production-Type Contracts. The guidance states that “recognition of amounts of additional contract revenue relating to claims is appropriate only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated.” Those two requirements are satisfied by the existence of all of the conditions described in the pronouncement. All of the conditions were not present so these claims are considered to be contingent gains and will be recorded when realized. These amounts, which are not carried as assets on the balance sheet, will be recorded as revenue when such claims are settled.

During the first quarter of 2006, the Company recognized $1,100,000 in revenue for amounts that were collected in relation to these claims. This claim recovery is included in other income in the accompanying statement of operations for the nine months ended September 30, 2006.

Stock-based compensation:

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“FAS 123(R)”) using the modified-

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AN D NINE MONTHS ENDED SEPTEMBER 30, 2006

prospective-transition method. Under this transition method, compensation cost in 2006 includes the fair value of the vested portion of cost for options granted prior to but not vested as of December 31, 2005, and options granted and vested in 2006. Therefore results for prior periods have not been restated.

The adoption of SFAS No. 123(R) had no effect on net income for the three months and nine months ended September 30, 2006, compared to accounting for share-based compensation using the previously adopted intrinsic value method under APB No. 25, Accounting for Stock Issued to Employees.

There was no stock based compensation during the three months and nine months ended September 30, 2006 under either the fair value method prescribed by FASB 123(R) or the intrinsic value method under APB 25.

As of September 30, 2006, there was no unrecognized compensation cost related to unvested share-based compensation awards granted.

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

No options were granted to employees or directors during the first three quarters of 2006.

Common stock options issued, exercised and outstanding during the nine months ended September 30, 2006 are as follows:

	Shares	Weighted- Average Exercise Price
Options outstanding, 1/1/2006	12,570,668	$0.08
Options granted in 2006	—	0.00
Options cancelled in 2006	(557,067)	0.01
Options cancelled in 2006	(300,000)	0.09
Options expired in 2006	(466,200)	0.21
Options exercised in 2006	(700,000)	0.09
Options exercised in 2006	(5,013,601)	0.01

Options outstanding, 9/30/2006	5,533,800	$0.13

The following table summarizes information for options outstanding and exercisable at September 30, 2006.

Exercise Prices	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Life
0.09	1,500,000	$0.09	5.21
0.11	2,500,000	0.11	4.21
0.195	1,533,800	0.20	4.57

	5,533,800	$0.13	4.58

Net (loss) per common share:

The Company computes income (loss) per share under Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The statement requires presentation of two amounts; basic and diluted loss per share. Basic loss per share is computed by dividing the income or loss available to common stockholders by the weighted average common shares outstanding. Diluted earnings per share would include all common stock equivalents unless anti-dilutive. The Company has not included the outstanding options and warrants, or convertible debentures as common stock equivalents for the three months and nine months ended September 30, 2006 because the effect would be anti-dilutive.

Potentially dilutive securities, which have been excluded from the determination of diluted EPS because their effect would be anti-dilutive, are as follows:

	Nine Months Ended September 30,
	2006	2005
Warrants	11,162,790	11,162,790
Options	4,000,000	4,466,200
Convertible notes	36,315,789	36,315,789

	51,478,579	51,944,779

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

Recent accounting pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 155 (SFAS No. 155), ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS—AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140, to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No. 155 amends SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. Prior to fair value measurement, however, interests in securitized financial assets must be evaluated to identify interests containing embedded derivatives requiring bifurcation. The amendments to SFAS No. 133 also clarify that interest-only and principal-only strips are not subject to the requirements of the SFAS, and that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS No. 155 amends SFAS No. 140, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The Company does not anticipate that the adoption of this statement to have a material impact on its consolidated financial statements.

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

In September 2006, the FASB issued FAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the requirements of this standard and does not expect its provisions to have a material effect on its financial statements.

2.	Laurus Credit Facility

On March 30, 2005, the Company entered into agreements with Laurus Master Funds, Ltd, a Cayman Islands corporation ("Laurus"), pursuant to which the Company sold convertible debt and an option and a warrant to purchase common stock of the Company to Laurus in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The securities being sold to Laurus include the following:

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

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

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

The Company must pay certain fees in the event the facility is terminated prior to expiration. The Company's obligations under the notes are secured by all of the assets of the Company, including but not limited to inventory, accounts receivable and a pledge of the stock of Electric Machinery Enterprises, Inc., EarthFirst Resources, Inc., World Environmental Solutions Company, Inc., EarthFirst Investments, Inc., EM Enterprise Resources, Inc. and EME Modular Structures, Inc., the active subsidiaries of the Company. The notes mature on March 30, 2008. Annual interest on the convertible minimum borrowing note and the revolving note is equal to the “prime rate” published in The Wall Street Journal from time to time, plus 2.0%, provided, that, such annual rate of interest may not be less than 7.0%, subject to certain downward adjustments resulting from certain increases in the market price of the Company’s common stock. Annual interest on the convertible term note is equal to the “prime rate” published in The Wall Street Journal from time to time, plus 2.5%, subject to certain downward adjustments resulting from certain increases in the market price of the Company’s common stock.

The principal amount of the secured convertible term note is repayable at the rate of $100,000 per month together with accrued but unpaid interest, commencing on October 1, 2005. Such amounts may be paid, at the holder's option (i) in cash with a 2% premium; or (ii) in shares of common stock, assuming the shares of common stock are registered under the Securities Act of 1933. If paid in shares of common stock the number of shares to be issued shall equal the total amount due, divided by $0.19. If the average closing price of the common stock for five consecutive trading days prior to an amortization date is equal to or greater than $.209, the Company may require the holder to convert into common stock an amount of principal, accrued interest and fees due under the term note equal to a maximum of 25% of the aggregate dollar trading volume of the common stock for the 22 consecutive trading days prior to a notice of conversion. The Company in cash may redeem the term note by paying the holder 125% of the principal amount, plus accrued interest during the first year of the note, 115% of the principal amount, plus accrued interest during the second year of the note and 110% of the principal amount, plus accrued interest thereafter. The holder of the term note may require the Company to convert all or a portion of the term note, together with interest and fees thereon at any time. The number of shares to be issued shall equal the total amount to be converted, divided by $0.19.

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

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

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

The Company is obligated to file a registration statement registering the resale of shares of the Company's common stock issuable upon conversion of the convertible notes, exercise of the warrant and exercise of the option. If the registration statement is not filed by May 30, 2005, or declared effective by January 31, 2006, or if the registration is suspended other than as permitted, in the registration rights agreement between the Company and Laurus, the Company is obligated to pay Laurus certain fees. The Company has filed this registration statement and has responded to two rounds of comments, and is preparing a response to the third round of comments from the SEC.

The Company paid a fee at closing to Laurus Capital Management LLC, the manager of the Laurus Master Funds, Ltd., equal to 3.6% of the total maximum funds to be borrowed under the Company’s agreements with Laurus. The amount of the fee was $288,000.

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

The following table reflects balances of the secured convertible notes at September 30, 2006:

Face value $2,100,000 Secured Convertible Term Note, variable rate of prime plus 2.5% (10.75% at September 30, 2006), due in stated monthly payments of $100,000 to March 30, 2008.	$622,193

Face value $1,000,000 Secured Convertible Minimum Note, variable rate of prime plus 2%, subject to 7% floor (10.25% at September 30, 2006), due at maturity on March 30, 2008.	126,459

Face value $4,000,000 Secured Convertible Revolving Note, variable rate of prime plus 2%, subject to 7% floor (10.25% at September 30, 2006), due at maturity on March 30, 2008.	3,972,889

4,721,541
Less current maturities	(4,387,684)

$333,857

Scheduled maturities of face values for the years ending September 30 are as follows:
2006	$5,200,000
2007	600,000
2008	1,000,000

Convertible debentures	$6,800,000

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

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

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

	Term Note	Minimum Note	Revolving Note
Allocation:
Warrants and options	$3,578,591	$1,192,864	$3,101,445
Embedded derivative features	1,932,632	644,211	2,600,000
Debt instrument	—	—	—
Derivative loss	(2,511,223)	(837,075)	(1,701,445)

Total proceeds	$3,000,000	$1,000,000	$4,000,000

The following tabular presentation reflects the amortization of the debt discounts included in interest for each instrument:

	Term Note	Minimum Note	Revolving Note	Total
Quarter ended September 30, 2006	$379,135	$40,300	$121,710	$541,145

3.	Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, accounts payable, accrued expenses, acquisition consideration payable and bank borrowings generally approximate the respective fair values of these instruments due to their current nature.

The fair values of convertible notes for disclosure purposes only are estimated based upon the present value of the estimated cash flows at 12.75% credit risk adjusted interest rates for convertible instruments. As of September 30, 2006, estimated fair values and respective carrying values for debt instruments are as follows:

Debt Instrument	Fair Value	Carrying Value
$2,100,000 Face Value Convertible Secured Term Note	$1,893,576	$622,193

$1,000,000 Face Value Convertible Secured Minimum Note	$901,703	$126,459

$4,000,000 Face Value Convertible Secured Revolving Note	$3,606,811	$3,972,889

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

4.	Derivative Financial Instruments

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

On July 31, 2006, Laurus Master Fund exercised common stock options for the purchase of 5,013,601 shares of common stock at the strike price of $0.01 per share. On that date, the fair value of the freestanding derivative associated with the stock options exercised, amounting to approximately $513,000 was reclassed to stockholders equity.

The following tabular presentation reflects the components of Derivative financial instruments on the Company’s balance sheet at September 30, 2006:

(Assets) Liabilities:
Embedded derivative instruments	$33,684
Freestanding derivatives (warrants and options)	196,465

$230,149

The following tabular presentation reflects the number of common shares into which the aforementioned derivatives are indexed at September 30, 2006:

Common shares indexed:
Embedded derivative instruments	37,684,210
Freestanding derivatives (warrants and options)	11,162,790

48,847,000

Income for the three months and nine months ended September 30, 2006 associated with adjustments recorded to reflect the aforementioned derivatives at fair value amounted to $279,280 and $3,906,048, respectively.

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

Fair value considerations for derivative financial instruments:

Freestanding derivative instruments, consisting of warrants and options that arose from the Laurus financing are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions included in this model as of September 30, 2006 are as follows:

Holder	Laurus	Laurus
Instrument	Warrants	Options
Exercise prices	$0.23—$0.28	$0.01
Term (years)	4.50	4.50
Volatility	59.09%	59.09%
Risk-free rate	4.25%	4.25%

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

Significant assumptions included in this model as of September 30, 2006 are as follows:

Holder	Laurus	Laurus	Laurus
Instrument	Term	Minimum	Revolver
Conversion prices	$.19	$.19	$.20
Actual term (years)	1.50	1.50	1.50
Equivalent volatility	45.29%	45.29%	45.29%
Equivalent interest rate	6.35%	6.35%	6.35%
Equivalent yield rate	14.86%	14.86%	14.86%

Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions.

5.	Contracts in progress

Uncompleted contracts are summarized as follows:

Costs incurred on uncompleted contracts	$29,845,951
Estimated earnings on uncompleted contracts	5,348,242

35,194,193
Less billings to date	(38,569,957)

$(3,375,764)

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

The components of this amount are included on the balance sheet under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$752,967
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,128,731)

$(3,375,764)

6.	Property, plant and equipment

Property, plant and equipment consisted of the following at September 30, 2006:

Land	$52,244
Buildings	1,267,139
Leasehold improvements	832,900
Equipment	1,348,219
Vehicles	1,235,424
Furniture, fixtures and others	108,124

4,844,050
Less accumulated depreciation	(2,797,479)

2,046,571
Construction in progress	2,969,793

$5,016,364

7.	Notes payable

Notes payable consisted of the following at September 30, 2006:

Insurance premium finance agreement, payable in nine monthly payments of $5,891 bearing interest at 8.25% to premium assignment corporation	$45,350

8.	Related party transactions:

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

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

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

In January 2006, the Company through its subsidiary EarthFirst Americas, Incorporated, entered into a revolving line of credit promissory note in the amount of $3,000,000, with “US Sustainable Energy Corp., an entity related to John Stanton, the Company’s Chairman of the Board, Chief Executive Officer, and President. In June 2006, the amount of the revolving line of credit promissory note was increased to $5,000,000, and the terms were modified to require no payments until January 2009. The Promissory note accrues interest at the rate of 6%. Simultaneously with the execution of the promissory note, the Company entered into a security agreement pledging as collateral all of debtor’s right title and interest in and to all Palm Oil and Palm Methyl Ester Products, and any and all assets associated with the biofuels business of EarthFirst Americas, Incorporated. As of September 30, 2006, the balance including accrued interest was $3,263,874.

9.	Stockholders equity:

On March 23, 2006, the Company issued 250,000 shares of its common stock to BGM Ventures, LLC under its professional services agreement.

On April 6, 2006, the Company issued 700,000 shares of its common stock upon the exercise of stock options.

On July 31, 2006, Laurus Master Fund elected to exercise their option to purchase the remaining balance of 5,570,668 common shares available to them through the common stock option granted them in March 2005. The original grant was for 24,570,668 common shares at an exercise price of $.01 per share. In July 2005, Laurus elected to exercise a portion of their option, and purchased 19,000,000 common shares for $190,000. On July 31, 2006, Laurus elected to utilize its cashless exercise privilege resulting in the issuance of 5,013,601 common shares in the third quarter of 2006.

10.	Commitments and Contingencies

Lease obligations:

The Company leases vehicles and certain office equipment under noncancellable operating leases for periods up to four years. In addition, the Company conducts its operations in a facility leased from a related corporation owned by certain stockholders of the Company.

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

The total rent expense for the nine months ended September 30, 2006 and 2005 was approximately $754,000 and $549,000, respectively, of which approximately $571,000 and $513,000, respectively, was for the facility leased from the related corporation.

Approximate future minimum rentals on noncancellable leases at September 30, 2006 are as follows:

Year ending September 30,
2007	$427,703
2008	206,957
2009	185,780
2010	25,404

$845,844

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

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

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

11.	Management’s plans regarding liquidity and capital resources:

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

The Company generated a net operating income, net of stock-based compensation, of $1,423,259 for the year ended December 31, 2005. While the Company’s profitability suffered during the first three quarters of 2006 due to certain contract losses and substantially greater selling and administrative expenses associated with the expansion into the biofuels segment and electrical contracting for the residential housing market, management expects EME’s business volume and profitability to continue to grow through 2006 and beyond.

As discussed in Note 6, the Company secured a $5,000,000 line of credit with an entity related to the Company’s Chairman and Chief Executive Officer to facilitate the new biofuels business. Approximately $1,737,000 of this credit facility remains available at September 30, 2006.

Management believes that the Company’s existing cash and available line of credit along with the expected profitability from EME’s operations will be adequate to fund the Company’s operations for the foreseeable future. However, management may seek additional, alternatives to fund growth opportunities in its Biofuels and Waste Disposal business segments.

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

12.	Segment Information

Commencing with the Company’s acquisition of EME in the fourth quarter of 2004, and the establishment of EarthFirst Americas in 2005, the Company operates in three business segments. The waste disposal segment is focused on research and development and bringing the existing technologies to commercial realization. The Contracting segment operates electrical contracting and subcontracting services on commercial, residential and municipal construction projects primarily in Florida and the Caribbean. The Caribbean projects are all denominated in U.S. currency. The Biofuels segment is focused on the importing and producing of biodiesel fuels.

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

SEGMENT INFORMATION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 IS AS FOLLOWS:

	Waste Disposal	Contracting	Biofuels	Total
Revenue	$—	$32,097,205	$989,258	$33,086,463
Cost of Sales		29,068,523	1,162,485	30,231,008

Gross profit (loss)	—	3,028,682	(173,227)	2,855,455
Selling, general and administrative expenses	629,406	4,933,415	525,659	6,088,480
Research and development expenses	452,538			452,538

Income (loss) from operations before reorganization item, income taxes and majority interest	(1,081,944)	(1,904,733)	(698,886)	(3,685,563)
Other income (expense)
Gain on extinguishment of debt, bankruptcy		81,020		81,020
Claims recovery		1,100,000		1,100,000
Miscellaneous income		122,294	56,334	178,628
Interest expense	(3,481)	(2,543)	(94,862)	(100,886)

Income (loss) before reorganization item, Income taxes and majority and minority interests	(1,085,425)	(603,962)	(737,414)	(2,426,801)
Reorganization item, professional fees related to bankruptcy and pursuit of claims		(374,248)		(374,248)

Income (loss) before majority and minority interests	(1,085,425)	(978,210)	(737,414)	(2,801,049)
Majority interest and minority interests		(93,526)		(93,526)

Income (loss) from continuing operations	(1,085,425)	(1,071,736)	(737,414)	(2,894,575)
Loss on disposal of discontinued operations				—

Net Income (loss)	$(1,085,425)	$(1,071,736)	$(737,414)	$(2,894,575)

Total Assets	$2,978,293	$30,758,793	$1,799,469	$35,536,555

Goodwill		$15,323,152		$15,323,152

Reconciliation of Segment Amounts Reported to Condensed Consolidated Amounts

Revenue
Total revenues for reportable segments	$33,086,463

Total consolidated revenue	$33,086,463

Net income (loss)
Total income (loss for reportable segments	$(2,894,575)
Unallocated amounts relating to corporate operations
Miscellaneous income	16,732
Selling, general and administrative expenses	(1,825,296)
Research and development expense	(143,265)
Interest expense	(2,855,492)
Derivative gain	3,906,048

Total consolidated net income	$(3,795,848)

Assets
Total assets for reportable segments	$35,536,555
Corporate investments and other assets	488,628

Total consolidated assets	$36,025,183

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

Offshore work includes electrical contract work performed on commercial properties throughout the Caribbean. The damage caused throughout the Caribbean during the Hurricane Season of 2004 has resulted in a sharp increase in the contracts obtained by EME and we currently have a backlog of approximately $19 million. During 2004, EME entered into a joint venture agreement to operate Peleme, Ltd. to perform electrical contracting work in the Cayman Islands. This joint venture performed work on a sizable contract to repair hurricane damage on one of the major hotels in the Caymans through the end of 2005. This joint venture has since been dissolved, but the Company has been able to secure significant additional contract work for the continuing development of the Caymans.

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

SolarDiesel Corporation (formerly EarthFirst Americas, Incorporated) (Biofuels)

Through the vast network of business relationships maintained by the Company, management has determined an opportunity relative to the utilization of its CAVD technology in the harvesting and production of African Palm Oil. To facilitate the pursuit of this endeavor, the Company has formed a new wholly owned subsidiary corporation named SolarDiesel Corporation. Its purpose will be the development of the market opportunities available associated with palm oil.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005.

Revenues for the three month period ending September 30, 2006 in the amount of $8,746,062, represents a decrease of $1,779,947 or approximately 17% when compared to $10,526,009 for the three month period ending September 30, 2005. Biofuel sales for this three month period of $198,106 represent approximately 2% of total sales for the quarter. Revenues for the nine month period ending September 30, 2006 exceeded those of 2005 by $4,639,293, an increase of 16%. Biofuel sales for the nine month period of $989,258 represent approximately 3% of total sales for the nine month period ending September 30, 2006. Substantially all revenues are generated from contracting and subcontracting services.

The Company sustained a negative gross profit for the three month period ended September 30, 2006 in the amount of $349,107. This was partially due to declines in profitability in several contracting/subcontracting jobs which were in process at December 31, 2005 for which actual costs recorded during the first three quarters of 2006 exceeded those previously estimated. Management does not believe that any similar situations exist for open contracts at September 30, 2006. Management does not believe that any similar situations exist for open contracts at September 30, 2006. Other factors affecting this negative gross profit include excessive costs in the residential electrical contracting business operated through Prime Power Residential, Inc., a wholly owned subsidiary of EME in developing its business model. Also, the biodiesel business has sustained negative gross profits while in the process of marketing and developing sales and distribution outlets. Gross profit for the nine month period ended September 30, 2006 decreased from $7,943,609 to $2,855,455, or approximately 64%. Gross profit percentages for the nine month periods ended September 30, 2006 and 2005 were approximately 9% and 28% respectively.

Selling, general and administrative expenses for the three-month period ending September 30, 2006 increased by $937,815, from $1,947,815 in the prior year, to $2,885,000 in the current period, or an increase of approximately 48% compared to the three-month period ending September 30, 2005. Selling, general and administrative expenses for the nine month period ending September 30, 2006 increased by $2,721,939 from $5,186,367 in the prior year, to $7,908,306 in the current year, or an increase of approximately 52% compared to the nine month period ending September 30, 2005.

Selling, general and administrative expenses for the current year included administrative expenses supporting the new biofuels business that were not in the prior year in the amount of approximately $525,000. Also during the third quarter of 2006, management negotiated a final settlement with Stingray Construction, the general contractor on the Ritz Carlton project in Grand Cayman. A charge in the amount of $983,400 was recorded the third quarter of 2006 to reflect this transaction. This is not a recurring transaction and has had the effect of distorting selling, general and administrative expenses for the three and nine month periods ending September 30, 2006 and 2005. The remaining increase is primarily attributable to higher labor, consulting and insurance costs than in the prior year.

Stock based compensation in the amount of $18,260,000 for the three months and nine months ending September 30, 2005 was a one time transaction representative of compensation for the services of John Stanton, Chairman of the Board, Chief Executive Officer and President. There was no stock based compensation for the three months and nine months ending September 30, 2006.

Research and development expenses for the three months ended September 30, 2006 increased from $104,064 to $400,509, or a 284% increase when compared to the three month period ended September 30, 2005. Research and development expenses for the nine months ended September 30, 2006 increased from $424,715 to $595,803, or a 40% increase when compared to the nine month period ended September 30, 2005. This increase is due to an increase in the development of the CAVD technology.

Loss from operations decreased by $14,029,732 from a loss for the three months ended September 30, 2005 of $17,664,348 to a loss of $3,634,616 for the three months ended

September 30, 2006. Loss from operations decreased by $10,278,819 from a loss for the nine months ended September 30, 2005 of $15,927,473 to a loss of $5,648,654. This decrease is due to the results of operations from the consolidated subsidiary of EME as explained above as well as those items of expense pertaining to the new biofuels business.

Gain on extinguishment of debt, bankruptcy for the three months ended September 30, 2006 decreased to zero from $180,433 for the three months ended September 30, 2005. Gain on extinguishment of debt, bankruptcy for the nine months ended September 30, 2006 decreased to $81,020 from $4,163,740 for the nine months ended September 30, 2005. These amounts are attributable to the settlement of the unsecured creditors in EME’s plan of reorganization. The amounts recognized for the current year are diminishing due to the progress of wrapping up the remainder of the bankruptcy plan

During the first quarter of 2006, the company realized income from the settlement of a claim that the company had been pursuing for approximately two years in the amount of $1,100,000. This amount was recognized as income upon receipt of the funds.

Interest expense decreased from $746,722 for the three-month period ended September 30, 2005 to $738,729 for the three months ended September 30, 2006. Interest expense increased from $1,292,398 for the nine months ended September 30, 2005 to $2,956,378 for the nine months ended September 30, 2006. These increases in interest expense are primarily due to amortization of the debt discounts associated with the new credit facility.

Derivative gain (loss) fluctuated from a loss of $1,219,761 for the three month period ended September 30, 2005 to a gain of $279,280 for the three month period ended September 30, 2006. Derivative gain fluctuated from a gain of $377,390 for the nine month period ended September 30, 2005 to a gain of $3,906,048 for the nine month period ended September 30, 2006. The derivative gain is associated with the new credit facility and fluctuations occur normally in the fair value adjustment of the derivatives each reporting period, which result primarily from fluctuations in the Company’s stock price.

Majority and minority interest expense for the three month period ended September 30, 2006 is a result of the negotiated settlement on the Ritz Carlton project in Grand Cayman causing an income in the amount of $237,695. Majority and minority interest expense for the three month period ended September 30, 2005 was $286,084. Majority and minority interest expense decreased $1,151,066 from $1,244,592 for the nine month period ended September 30, 2005 to $93,526 for the nine month period ended September 30, 2006. The majority and minority interest expense is a function of the net income of the entities, which the Company does not wholly own.

Loss on disposal of discontinued operations was $137,636 for the nine month period ended September 30, 2005. This loss is associated with the disposal of EME’s General Contractors division in 2005 and there were no related expenses during 2006.

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

The Company generated a net income in the fourth quarter of 2004 of $1,096,136 and a net operating profit, net of stock-based compensation, of $1,423,259 for the year ended December 31, 2005. While the Company’s profitability suffered during the first three quarters of 2006 due to certain contract losses and substantially greater selling and administrative expenses associated with the expansion into the biofuels segment and electrical contracting for the residential housing market, management expects EME’s business volume and profitability to continue to grow through 2006 and beyond.

As discussed in Note 6, in January 2006, the Company secured a $5,000,000 line of credit with an entity related to the Company’s Chairman and Chief Executive Officer to facilitate the new biofuels business. Approximately $1,736,000 of this credit facility remains available at September 30, 2006.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 155 (SFAS No. 155), ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS—AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140, to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No. 155 amends SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. Prior to fair value measurement, however, interests in securitized financial assets must be evaluated to identify interests containing embedded derivatives requiring bifurcation. The amendments to SFAS No. 133 also clarify that interest-only and principal-only strips are not subject to the requirements of the SFAS, and that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS No. 155 amends SFAS No. 140, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The Company does not anticipate that the adoption of this statement to have a material impact on its consolidated financial statements.

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

In September 2006, the FASB issued FAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the requirements of this standard and does not expect its provisions to have a material effect on its financial statements.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: As of September 30, 2006, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(d) and 15d-15(d) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There have not been any unregistered sales of equity securities during the nine months ended September 30, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There have not been any defaults on any senior Securities during the nine months ended September 30, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Security Holders of the Company for a vote during the nine months ended September 30, 2006.

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

Date: November 14, 2006

	By:	/s/ John D. Stanton
John D. Stanton
Chief Executive Officer and President