Form 10KSB
period 2006-12-31
EARTHFIRST TECHNOLOGIES INC
filed 2007-05-17
CIK 1056748

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

State issuer’s revenues for its most recent fiscal year: $ 45,371,505

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date (April 9, 2007) within the past 60 days: $ 10,109,228

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date (April 9, 2007) 604,260,294 shares.

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

Through its subsidiary Electric Machinery Enterprises, Inc., the Company performs services as an electrical contractor and subcontractor in the construction of commercial, residential and municipal projects primarily located in Florida and the Caribbean.

Solid Waste Technologies

Catalytic Activated Vacuum Distillation Process (“CAVD”) Reactors

EarthFirst developed the Catalytic Activated Vacuum Distillation Process Reactor. The CAVD Reactor embodies the results of several years of research and development with respect to disposal of solid wastes. The CAVD Reactor offers a unique solution to the problem of disposing of harmful solid wastes in an environmentally friendly manner and produces recyclable and reusable by-product.

We believe that the CAVD Reactor can be designed to process a number of harmful solid waste products. We anticipate that governmental and nongovernmental entities who are faced with the problem of disposing of various types of solid waste products through conventional means will conclude that the CAVD Reactors can provide a superior, safe and effective means of processing these waste products into recyclable material.

Initially, we are focusing on the processing of rubber tires, through our demonstration facility in mobile, Alabama. We have also processes carbon laden non waste products. The typical results of processing materials in our CAVD Reactor is the production of alternative fuels consisting of a synthetic gas, oil product and some form of carbon based powder or crumb. Other uses are also being pursued. Such uses include the recycling of carpet materials, the destruction of animal waste and remains, transuranic wastes (e.g. gloves, overalls, tools, etc. that have been exposed to low levels of radiation), and medical wastes.

No revenues have been generated to date from solid waste technologies.

Electrical Contracting—Electric Machinery Enterprises

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

Substantially all of the Company’s revenue is generated from electrical contracting.

Biofuels

In the second quarter of 2005, the Company formed “SolarDiesel Corporation” (“SDC”), (formerly “EarthFirst Americas Incorporated”), a wholly owned subsidiary which is primarily focused on facilitating commercial scale production and distribution of biofuels produced from palm oil, soy and rapeseed in the US, Latin America, the Caribbean and Europe. SDC has sold it’s biodiesel fuel to a variety of applications ranging from motor fuel to turbine fuel.

SDC is currently pursuing the establishment of its own Bio-Refinery.

Only a small percentage of total revenues have been generated to date from biofuel sales.

Liquid Waste Technologies

The Company has developed technologies for the treatment of liquid waste products. The technologies involve the use of high temperature plasma through which the liquid waste products are passed. The harmful properties contained in the liquid waste products are broken down at the molecular level as they pass through the plasma and a clean burning gas is produced.

No revenues have been generated to date from liquid waste technologies.

See “Management Discussion and Analysis or Plan of Operations” for further discussion of the aforementioned businesses.

Intellectual Properties

The Company has performed extensive research and development on various technologies focused on deriving solutions for liquid and solid waste problems and in creating alternative fuels. The Company’s efforts have been conducted through the work performed by its employees and consultants. The Company has developed patented technology for the CAVD Reactor and its liquid waste technologies.

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

Research and Development

Research and development costs incurred in 2006 and 2005 aggregated $853,034 and $582,430, respectively, and are centered on the aforementioned technologies. The CAVD plant was substantially completed in mid 2004 and allowed development to switch from the plant process to the products produced by the plant. Extensive tests were done on the physical and chemical properties of the carbon, oil, and gas which is produced by the plant. In August 2005, the plant suffered damage from Hurricane Katrina, causing a set back to operations. Since that time we have continued the development project as funds have been available. We now believe that we have perfected the process of commercially distilling a valuable carbon product, gas and oil from tires. We have an enhance a reactor design and have applied for, and are applying for new patents and believe that our technology team has developed our own unique capability to produce a commodity grade carbon black substitute. We believe unique product can replace certain grades of virgin carbon black at a competitive cost.

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

The EPA says two to three billion scrap tires fill 2,800 landfills and stockpiles across the U.S. An additional 250 million scrap tires are generated yearly. Scrap sites are environmental hazards and security threats — they catch fire easily, producing noxious smoke and toxic liquid waste, and they are often breeding grounds for mosquitoes and rodents. When tires are recycled, they are either shredded for highway construction or playground use, burned in kilns, or destroyed through pyrolysis – burned in the absence of oxygen, at high temperature (around 2,200°) and high pressure. This typically destroys or degrades many valuable components (including carbon, which makes up 40% of a tire) and generates green house gases including CO2.

Our proprietary tire processing system is unique, in that it produces a broad range of valuable products, including steel, carbon, oil and a high energy gas with no CO2 being released during the process. Different from our competitors, we burn tires in a vacuum at a third of the typical pyrolysis temperature, preserving tire components and satisfying even the strictest emissions regulations. Our process relies on a proprietary catalyst to convert tires at rapid rates. We believe our process and products position us in a recyclables market niche. We intend to compete through communication, education and demonstration. Our CAVD plant in Mobile, Alabama is being utilized not only for demonstrations, but to also generate by-products that can be sold, sampled and tested to validate our technology. (However, no sales of by-products have occured to date)

We have limited resources and will likely need substantial infusions of capital in order to effectively commercialize our technologies. There are no assurances that even if such financial resources can be obtained that our technology will be financially successful.

Employees

As of December 31, 2006, the Company had 253 full-time employees. Management considers its relations with its employees to be satisfactory. None of the employees is represented by a union.

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

Our executive offices are located at 2515 E. Hanna Ave., Tampa, Florida. This location is also occupied by EME. This lease obligation was assumed pursuant to EME’s reorganization plan for a period of two years. At present, the Company is occupying the premises on a month to month basis. We lease and rent the real property, building, and all other improvements at this location from Hanna Properties Corp., a related party affiliated with the President of EME. This property consists of 29,680 sq. ft. of office space, 80,320 sq. ft. of warehouse space and 26,992 sq. ft. of garage and workshop space. Monthly rental including sales tax, but excluding real estate taxes and insurances is $52,133.

Subsequent to December 31, 2006, on April 1, 2007, Prime Power Residential, Inc. (the residential contracting division) relocated operations to 14255 49th Street N, Building 2Clearwater, Florida. We lease and rent the real property, building, and all other improvements at this location from Pure Fusion, Inc. This property consists of approximately 5,458 sq. ft. of office and warehouse space. The term of the lease is 4 years and 9 months commencing on April 1, 2007 at a monthly rental including sales tax of $3,866.08 for the first eight months of the lease, and $7,732.16 commencing December 1, 2001 for the remainder.

We own approximately 25 acres of land located at 1603 Grove Avenue, Haines City, Florida. This property houses various office, warehousing and manufacturing buildings.

The Company leases facilities in mobile, Alabama on a month to month basis at $4,000 per month to house its CAVD Reactor.

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

CNC Associates, Inc. obtained a judgement in September of 2000 in the amount of approximately $400,000 relative to one of these deficiency balances.

On May 9, 2007, and pursuant to Florida Statures section 56.29, the Pinellas County Circuit Court has ordered by May 19, 2007, that EarthFirst Technologies, Incorporated;

(a) turn over to CNC the EFTI treasury shares or if there are no issued treasury shares, then EFTI is directed to reissue the shares to CNC in partial satisfaction of the judgment; and

(b) turn over to the Pinellas County Sheriff, 100% of the shares of SolarDiesel Corporation , and such shares are to be sold by a publicly advertised sheriff sale.

EarthFirst intends to file a motion for rehearing on and reconsideration of this order which will have the effect of suspending the order until the motion is decided.

We are involved in litigation with the liquidator of Amwest Surety Company based on a final judgment entered against Amwest in the amount of $432,471 in favor of Sunhouse Construction. Amwest is seeking recovery from Electric Machinery Enterprises, Inc. for this amount. There is no reasonable manner to determine with any degree of certainty as to the outcome of the objection to Amwests’s claim. As this claim pertains to transactions that occurred prior to EME’s bankruptcy, settlements if any would fall under the reorganization plan for unsecured creditors capping the amount to 75% of the allowed claim, payable over 5 years. At this time, management is aggressively defending against this claim, and has not made any provision for a liability associated with it.

Included in the balance of accrued expenses and other current liabilities is our estimate of the amount at which the matters contemplated above will ultimately be resolved. Approximately $700,000 of the balance is attributable to the disputed matters contemplated above. While management believes the amounts recorded are adequate, there can be no assurance that actual liabilities that may result from the resolution of these matters will not exceed recorded amounts.

The Company is currently involved in an adversary proceeding pending in the Bankruptcy Court in the Middle District of Florida, Tampa division. The action was filed on December 23, 2003 and is entitled “Electric Machinery Enterprises, Inc. vs. Hunt, Clark/Construct Two, a Joint Venture, and Orange County (Adversary No. 03-00811)”. In August of 2001, EME was contracted to perform services on the construction project of Phase V of the Orlando Orange County Convention Center. During the project, various disputes arose relative to the work required, and many unforeseen disruptions not caused by EME resulted in a severe delay in the prosecution of the work. EME completed the job, and in doing so incurred substantial costs far in excess of those estimated. The dollar amount of the claim is approximately $9,000,000. The entire amount is disputed. EME expects to collect the full amount of this claim plus interest and attorney’s fees. The defendants have asserted various technical contract related defenses. Therefore, EME cannot estimate when the recovery, if any, is expected, as EME cannot predict whether or not Defendants will appeal any judgment entered in EME’s favor. This amount is not carried as an asset on the balance sheet, and will only be recorded as revenue when and if the claim is favorably settled.

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

	High	Low
Fiscal Year Ended December 31, 2005
First Quarter	$.27	$.16
Second Quarter	.30	.17
Third Quarter	.28	.14
Fourth Quarter	.31	.17

Fiscal Year Ended December 31, 2006
First Quarter	.24	.13
Second Quarter	.19	.09
Third Quarter	.13	.06
Fourth Quarter	.15	.04

On April 9, 2007, the last reported sales price for EarthFirst shares on the Bulletin Board was $.06 per share. At April 9, 2007, the Company had approximately 447 stockholders of record. The Company estimates that there are approximately 2,500 beneficial owners of its common stock.

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

DEBT CONVERSIONS OF SHAREHOLDER LOANS AND CASH INVESTMENTS

In February 2005, the Company issued 189,643,210 shares of the Company’s common stock in satisfaction of amounts owed under related party promissory notes of $9,204,157.

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

At the closing of the foregoing financing from Laurus, on March 31, 2005, we received $3,000,000 in connection with the convertible term note. In addition, we are permitted to borrow an aggregate principal amount not to exceed $5,000,000, based upon our eligible accounts receivable and inventory, pursuant to the convertible minimum borrowing note and the revolving note. Accordingly at the closing, we received an additional $3,600,000 for an aggregate of $6,600,000 in financing from Laurus at that time. On May 15, 2005, we received an additional $1,400,000 utilizing the full amount extended by the financing. As of December 31. 2006 the principal amount outstanding under the revolving note is $3,997,278 and the principal amount outstanding under the convertible minimum borrowing note is $1,000,000.

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

Electrical Contracting – Electric Machinery Enterprises

The Company performs electrical contracting and subcontracting services on commercial, residential and municipal projects primarily in Florida and the Caribbean through its subsidiary Electric Machinery Enterprises, Inc. (“EME”).

EME’s revenues are generated through three separate sources: Offshore, Domestic, and Domestic Services.

Offshore work includes electrical contract work performed on commercial properties throughout the Caribbean. We currently have a backlog of approximately $20 million.

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

The Company’s first CAVD Reactor was constructed at a facility in Mobile, Alabama and processes shredded tires on a demonstration basis. No revenues have been generated to date from this facility.

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

Testing of the various carbons recovered from our CAVD Reactor has led us to believe that, at the current time, the best carbon product to market is a substitute for certain series of commodity grade carbon black.

As with most new products, it is time consuming for the end users of the carbon to satisfy themselves as to the advantages of this product over the products that they are currently using. To hasten the acceptance of our carbon in the marketplace, the Company is working with several potential end users who are conducting substantive testing of the carbon for use in their operations. An added advantage is that the CAVD carbon may qualify for “Carbon” or “Green” credits, because it reduces CO2 production during manufacturing and creates a recycled carbon.

Provisional Patent Application US60/681,701 filed on May 17, 2005 and utility application 11/405,799 filed on April 17, 2006 describe the CAVD technology as a unique process for producing carbon and other products, and also contains several claims for novel components in the system. The technology is the cumulative result of seven years of research and development.

New provisional patents are being filed based on the Company’s reactor, reactor process and by-products.

Based upon our experiences thus far, there is considerable interest in the CAVD Reactor from potential users. We believe that delays in the creation of definitive agreements with the end users of the CAVD Reactors are waiting for the finalization of our renovated and upgraded design for our mobile reactor. We than expect our technology to gain immediate credibility in the marketplace with both a variety of potential end users of the CAVD Reactors as well as the end users of carbon and other products recovered in the process. It is envisioned that future efforts would include work on adapting the CAVD Reactors to process other solid waste streams such as municipal solid wastes, animal remains, and certain types of industrial waste products. However, there can be no assurance that the Company will ultimately be successful in achieving such arrangements/agreements.

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

One application of the plasma arc technology that the Company has investigated involves the destruction of Poly-Chlorinated Biphenyls, commonly referred to as “PCBs”. PCBs have many stable qualities that led to its use in various industrial applications before it was learned that long-term exposure to PCBs may increase the risk of cancer in humans.

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

The Company has also considered commercial adaptations for the plasma arc converters to develop solutions to issues involving the disposal and / or remediation of other liquid wastes including waste oils and antifreeze.

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

SolarDiesel Corporation (formerly EarthFirst Americas, Incorporated)(Biofuels)

SolarDiesel Corporation (“SDC”), (formerly EarthFirst Americas Incorporated) was originally formed to develop the market opportunities available and associated with Palm Oil as a feed stock for bio-fuels. The Company initially imported palm oil biodiesel from Central America for research, development and resale. While the Company continues to sell biodiesel on a wholesale basis, the focus of its efforts are now geared toward the establishment of a bio-refinery capable of producing multiple products, primarily the production of ASTM 6751 biodiesel, which can be used as a substitute for petroleum diesel in all markets.

The Company entered into a pilot program for biodiesel use in municipal markets with the City of Coral Gables, Florida. The City has dedicated a portion of its fleet to operate using a “B20” blend consisting of 20% palm oil biodiesel (purchased from SDC) and 80% petroleum diesel. The Company provides the City with all technical support in coordination of the pilot program. Negotiations are also underway with other municipal governments and agencies for similar pilot programs toward the end of becoming a major governmental biodiesel supplier.

The Company continues to explore the use of it’s CAVD technology to process vegetable feed stocks such as palm fruit, soy beans and corn into a biofuel.

FISCAL 2006 COMPARED TO FISCAL 2005

Revenue for the year ended December 31, 2006 increased by $3,628,185 when compared to the year ended December 31, 2005 from $41,743,320 to $45,371,505. This increase represents an 8% increase in sales volume over the prior year.

Cost of Sales for the year ended December 31, 2006 increased by $8,710,062, or 27% when compared to cost of sales for the year ended December 31, 2005. This increase is substantially higher than the growth in revenue causing a significant decline in gross profit. The costs associated with various jobs exceeded original estimated amounts due to estimating errors and cost overruns associated with materials availability and idle labor.

The Company’s gross profit decreased for the year ended December 31, 2006 by $5,081,877 or 53% when compared to a gross profit of $9,659,825 for the year ended December 31, 2005 as a result of significantly higher costs of sales relative to sales as discussed in the preceding paragraph.

Selling, general and administrative expenses for the year ended December 31, 2006 increased to $14,476,956 from $7,654,036 for the year ended December 31, 2005, an increase of approximately 89%. This large increase was due in part to a 2.8 million dollar bad debt expense in 2006, a 1 million dollar negotiated settlement relative to a contract performed in Grand Cayman, the expenses associated with the start-up of the residential contracting and biodiesel businesses, and approximately $1,000,000 in warrants and options issued for services.

Impairment of an intangible asset is a charge against income for the year ended December 31, 2006, based on a declined valuation relative to the goodwill. Goodwill was determined as a component of the purchase transaction when EFTI acquired EME in August of 2004. On an annual basis, the Company evaluates the carrying value of its intangible assets to see if the value has been impaired. In light of the losses sustained by EME during 2006 among other things, the Company incurred an impairment charge in the amount of $9,323,152. The Company did not have an impairment charge in 2005.

The amount of related party stock based compensation for the year ended December 31, 2005 in the amount of $18,260,000 was a one time transaction representative of compensation for the services of John Stanton, Chairman of the Board, Chief Executive Officer and President.

Direct research and development expenses for the year ended December 31, 2006 increased to $853,034 from $582,430 for the year ended December 31, 2005, an increase of approximately 46%. This increase is reflective of an increase in spending on research and development related items pertaining to the solid waste facility in mobile, Alabama.

Gain on debt restructure decreased from $4,163,740 for the year ended December 31, 2005 to $145,684 for 2006. This decline is indicative of wrapping up the affairs relative to EME’s bankruptcy filed in May 2003 and the related settlement of pre-petition liabilities.

Claims recovery for the year ended December 31, 2006 in the amount of $1,100,000 is the first settlement of the claims being pursued by EME. There were no amounts reported for settlement of claims in 2005.

Miscellaneous income for the year ended December 31, 2006 and 2005, in the amounts of $215,314 and $397,071 represent non operational sources of income.

Derivative gain (loss) fluctuated from a loss of $592,521 for the year ended December 31, 2005 to a gain of $3,130,601 for the year ended December 31, 2006. The derivative gain is associated with the Laurus credit facility and fluctuations occur normally in the fair value adjustment of the derivatives each reporting period, which result primarily from fluctuations in the Company’s stock price.

Interest expense increased from $2,760,202 for the year ended December 31, 2005 to $3,562,195 for the year ended December 31, 2006, representing nine months in 2005 and twelve months in 2006.

Reorganization item, professional fees related to bankruptcy and pursuit of claims expense for the years ended December 31, 2006 and 2005 in the amounts of $826,498 and $1,919,288 represent non-recurring costs associated with the preparation, presentation and implementation of the Plan of reorganization incurred from the date of acquisition of Electric Machinery Enterprises.

Net loss increased by $187,188 to $17,872,288 for the year ended December 31, 2006 from $17,685,100 for the year ended December 31, 2005.

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

Commencing with the Company’s acquisition of EME in late 2004, the Company has restructured many of EME’s liabilities with funding provided by the Laurus credit facility discussed in Note 2 as well as additional related party loans.

As discussed in Note 14, in January 2006, the Company secured a $5,000,000 line of credit with an entity related to the Company’s Chairman and Chief Executive Officer to facilitate the new biofuels business. Approximately $440,000 of this credit facility remains available at December 31, 2006.

We have experienced negative cash flows from operations of $4,043,159 during 2006 and $3,944,975 during 2005. These negative results have been accommodated in 2006 by large loans from an entity related to the Company’s Chairman, while the negative cash flows in 2005 were addressed through the Laurus credit facility.

In 2006, the Company had a gross profit in the contracting segment of approximately $4,600,000 as compared to approximately $9,600,000 on less revenue for 2005. As most of the revenue of the Company comes from the contracting segment, this reduction in profitability is the primary reason for the 2006 negative operating cash flows. Bad debt expense of approximately $2,800,000, a negotiated settlement in Grand Cayman of approximately $1,000,000, and several jobs not realizing the profitability originally estimated have caused the Company difficulty in meeting cash requirements.

At December 31, 2006, the Company had a working capital deficiency of approximately $5,000,000 as compared to a positive working capital of approximately $4,100,000 as of December 31, 2005. Trade payables have increased significantly as the result of the cash flow difficulties, including payables aggregating approximately $4,900,000 at December 31, 2006 to two electrical parts suppliers that have historically served as major suppliers for the Company.

In evaluating the factors that caused the negative results of operations during the last two years, the Company in 2007 is improving the contracting segment to increase the quality of job estimating and implementation, as well as reducing selling, general and administrative overhead.

While the Company believes that anticipated revenues earned during 2007 accompanied by its restructuring efforts will be sufficient to bring profitability and a positive cash flow back to the Company, it is uncertain that these results can be achieved. Accordingly, the Company will, in all likelihood have to raise additional capital to operate. There can be no assurance that such capital will be available when needed, or that it will be available on satisfactory terms.

        As described in the report or our independent registered public accountants, the foregoing factors raise substantial doubt on the ability of the Company to continue as a going concern.

INCOME TAXES

The Company has a net operating loss carry forward for federal income tax purposes of approximately $40,000,000 that is available to offset federal taxable income through fiscal 2024. A 100% valuation allowance has been provided on deferred tax assets resulting from the net operating loss carry forwards discussed above.

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

Revenue Recognition: The Company uses the percentage-of-completion method of accounting for contract revenue from electrical contracts where percentage of completion is computed on the cost to total cost method. Under this method, contract revenue is recorded based upon the percentage of total contract costs incurred to date to total estimated contract costs, after giving effect to the most recent estimates of costs to complete. Revisions in costs and revenue estimates are reflected in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined without regard to the percentage-of-completion. Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that these estimates used will change within the near term, and such changes could be material.

Stock-Based Compensation and other stock based valuation issues (derivative accounting): We account for stock-based awards to employees and non-employees using the accounting provisions of SFAS 123R — Accounting for Share-Based Payments, which provides for the use of the fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. Fair values of equity securities issued are determined by management based predominantly on the trading price of the Company’s common stock. The values of these awards are based upon their grant-date fair value. That cost is recognized over the period during which the employee is required to provide service in exchange for the award.

We use the Black-Scholes options-pricing model to determine the fair value of stock option and warrant grants. We also use the Black Scholes option pricing model as the primary basis for valuing our derivative liabilities at each reporting date (both embedded and free-standing derivatives). The underlying assumptions used in this determination are primarily the same as are used in the determination of stock-based compensation discussed in the previous paragraph except contractual lives of the derivative instruments are utilized rather than expected option terms as discussed in the previous paragraph.

Impairment of Goodwill and Long-Lived Assets: In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company reviews its non-amortizable (indefinite lived) long-lived assets (goodwill) for impairment annually, or sooner whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. Other depreciable or amortizable (finite lived) assets are reviewed when indications of impairment exist. Upon such an occurrence, recoverability of these assets is determined as follows. For long-lived assets that are held for use, the Company compares the forecasted undiscounted net cash flows to the carrying amount. If the longlived asset is determined to be unable to recover the carrying amount, than it is written down to fair value. For long-lived assets held for sale, assets are written down to fair value. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending upon the nature or the assets. Intangibles with indefinite lives are tested by comparing their carrying amounts to fair value. Impairment of goodwill is tested using a two step method. The first step is to compare the fair value of the reporting unit to its book value, including goodwill. If the fair value of the unit is less than its book value, the Company than determines the implied fair value of goodwill by deducting the fair value of the reporting unit’s net assets, exclusive of goodwill, from the fair value of the reporting unit to determine the implied value of goodwill. If the book value of goodwill is greater than its implied fair value, the Company writes down goodwill to its implied fair value. The Company’s goodwill relates to the acquisition of Electric Machinery Enterprises, Inc.

Derivative Financial Instruments:

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. However, certain other financial instruments, such as warrants and embedded conversion features that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. See Note 4 to the financial statements for discussion of valuation techniques regarding our derivative instruments.

The caption Derivative Financial Instruments consists of (i) the fair values associated with derivative features embedded in the Laurus Convertible Secured Term Notes and (ii) the fair values of the detachable warrants and options that were issued in connection with those financing arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not effect stockholder’s equity at December 31, 2006.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of SFAS 157 to materially impact its financial position or results of operations.

In September, 2006 the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on the process of quantifying financial statement misstatements, advising companies to use both a balance sheet (“iron curtain”) and an income statement (“rollover”) approach when quantifying and evaluating the materiality of a misstatement. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the reporting period. The rollover approach quantifies a misstatement based on the amount of the error originating in the current period income statement, including the reversing effect of prior year misstatements. The use of this method can lead to the accumulation of misstatements in the balance sheet. Under the guidance of SAB 108, companies will be required to adjust their financial statements if either the iron curtain or rollover approach results in the quantification of a material misstatement. Previously filed reports would not be amended, but would be corrected the next time the company files prior year financial statements. Companies are allowed to record a one-time cumulative effect adjustment to correct errors in prior years that previously had been considered immaterial based on their previous approach. SAB 108 is effective for the Company upon issuance of its Fiscal 2007 annual financial statements. However, early application of SAB 108 is permitted for interim periods prior to the issuance of the annual financial statements. The Company does not believe this standard will have any effect on its financial statements.

In February 2007, the Financial Accounting Standards Board issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159), which includes an amendment to FASB Statement No. 115. The statement permits entities to choose, at specified election dates, to measure eligible financial assets and financial liabilities at fair value (referred to as the “fair value option”) and report associated unrealized gains and losses in earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. As of December 31, 2006, the Company has not determined the effect that the fair value option, if elected, will have on the consolidated financial position or results of operations.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Our disclosure and analysis in this 2006 Form 10-KSB contain some forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 (“the Act”), that set forth anticipated results based on management’s plans and assumption. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statement. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals or acceptance, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. These statements are not guarantees of future performance and the Company has no specific intention to update these statements.

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

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTURAL OBLIGATIONS

The following chart summarizes our contractual payment obligations as of December 31, 2006. The long-term and short-term debts reflected as liabilities on our balance sheet as of December 31, 2006 include the effect of derivative financial instrument reporting.

	Payments Due By Period
	Less than One Year	One to Two Years	Three to Five Years	After Five Years	Total
Long-term debt	$5,220,342	$1,300,000	$—	$—	$6,520,342
Operating leases	232,911	197,273	164,651	—	594,835

	$5,453,253	$1,497,273	$164,651	$—	$7,115,177

ITEM 7.	FINANCIAL STATEMENTS

The consolidated 2006 financial statements for the Company, including the notes thereto, together with the report thereon of Aidman, Piser & Company, P.A. is presented beginning at page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosure issues with respect to any financial statements for the Company for 2006 or 2005. Aidman, Piser & Company, P.A. has served as the independent public accountants for the Company for the 2006 and 2005 audited financial statements.

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

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The executive officers, directors and other significant employees of the Company, and their ages and positions, are as follows:

Name of Individual	Age	Position
John D. Stanton	58	Chairman of the Board, President and
		Chief Executive Officer

Jaime Jurado	72	Vice Chairman

Nicholas R. Tomassetti	71	Director

Dr. David E. Crow	62	Director

Barry Markowitz	65	Director

Frank W. Barker, Jr.	51	Chief Financial Officer

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

Nicholas R. Tomassetti joined the Board of Directors effective August 1, 2001. Mr. Tomassetti has served as the President and Chief Operating Officer of Airbus Industries of North America, Inc. Mr. Tomassetti’s former business associations include serving as Vice President and General Manager of Twin-Jet Business Development for McDonnell Douglas Corporation and Vice President of Pratt & Whitney’s Commercial Engine Business Organization. Mr. Tomassetti served with Pratt & Whitney for over 30 years during which time he held various positions including Vice President, Commercial Engine Organization and Vice President Sales and Service, Commercial Products Division. In 1987, Mr. Tomassetti was tapped to serve as President for the International Aero Engines, a five nation consortium formed to develop and market the LAE V2500 aircraft engine. Mr. Tomassetti earned a degree in Engineering from the General Motors Institute and a Master’s Degree in Engineering from MIT. Mr. Tomassetti also serves on the Board of Directors of Pinnacle Airlines Corp. (PNCL)

Dr. David E. Crow first joined the Company through an appointment to our Technical Advisory Board in 2002 after he left his position as Senior Vice President – Engineering for UTC-Pratt & Whitney. Dr. Crow was responsible for all technical aspects of commercial and military gas turbine and rocket products. Dr. Crow spent some time working at G.M. Research improving automotive gas turbine combustors to meet stricter emission standards. Much of his career has been devoted to improving advanced combustion technology with special emphasis on the fluid dynamic characteristics of gases under pressure and at higher temperatures. His work has lead to a number of patents and special honorary recognitions. Dr. Crow earned a Bachelors Degree in Mechanical Engineering form the University of Missouri-Rolla, a Masters Degree from Rensselaer Polytechnic Institute, and his PhD Degree from the University of Missouri-Rolla.

Barry G. Markowitz was appointed to the Board of Directors on October 3, 2005. Mr. Markowitz founded DTE Energy Services in 1994 and served as its President from 1994 through 2004, and expanded it to include diversified energy investments (40 projects/facilities) in power generation, on-site energy, and coal-based fuels processing. The company developed, acquired, built, owned and operated businesses generating over $1 billion in annual revenue and $200 million in net income after taxes. After leaving DTE Energy Services in 2004, Mr. Markowitz worked as an independent consultant. Mr. Markowitz was awarded a Bachelor of Civil Engineering and Master of Business Administration by City College of New York. On May 4, 2007 Mr. Markowitz resigned his position on the board of directors.

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

The following summary compensation table sets forth certain information concerning compensation paid to our Chief Executive Officer and our four most highly paid executive officers (the “Named Executive Officers”) whose total annual salary and bonus for services rendered in all capacities for the year ended December 31, 2006 was $100,000 or more.

SUMMARY COMPENSATION TABLE - 2006

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
John D. Stanton, Chairman of the Board, Chief Executive Officer and President	2006	$1,000	$—	$—	$—	$—	$—	$8,000	$9,000

Leon H Toups, Director and former President (Deceased)	2006	$108,000	$—	$—	$—	$—	$—	$6,000	$114,000

Jaime Jurado, Vice Chairman	2006	$187,044	$—	$—	$—	$—	$—	$8,000	$195,044

Frank W. Barker, Jr, Chief Financial Officer	2006	$151,000	$—	$—	$—	$—	$—	$—	$151,000

		$447,044	$—	$—	$—	$—	$—	$22,000	$469,044

SUMMARY COMPENSATION TABLE - 2005 and 2004

				Long-term Compensation Awards		Payouts
	Annual Compensation			Restricted Stock Award	Securities Underlying Options	LTIP Payouts	All Other Comp
Name and Principal Position	Year	Salary	Bonus
John D. Stanton, chairman of the Board, Chief Executive	2005	$1,000	$—	$18,260,000	—	$—	$—
Officer and President (1)(2)	2004	$1,000	$—	$—	—	$—	$—
Jaime Jurado	2005	$188,143	$—	$—	—	$—	$—
Vice Chairman	2004	$64,764	$—	$—	—	$—	$—
Leon H. Toups, Director and former President (1)(3)	2005	$156,000	$—	$—	—	$—	$—
(deceased August 2006)	2004	$132,000	$—	$—	—	$—	$—
Frank W. Barker, Jr.	2005	$100,000	$—	$—	—	$—	$—
Chief Financial Officer

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
(2)	During 2001, Mr. Stanton was granted options to acquire 1,533,800 shares of the Company’s stock at $.195 per share
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

The following table summarizes the options awards granted to each of the named executive officers identified above in the summary compensation table as of December 31, 2006. No stock options were exercised in 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options, # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
John D. Stanton	1,533,800	—	—	$0.195	April 2011	—	$—	—	—
Leon H. Toups	—	—	—	$—		—	$—	—	—
Jaime Jurado	—	—	—	$—		—	$—	—	—
Frank W. Barker, Jr.	—	—	—	$—		—	$—	—	—

The following table summarizes Director Compensation for the members of the Board during 2006. The amounts of compensation included in this table are also included in the Summary Compensation Table for those named executive officers included in that table.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Chane in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
John Stanton	$8,000						$8,000
Jaime Jurado	$8,000						$8,000
Leon Toups	$6,000						$6,000
Nicholas Tomassetti	$5,500						$5,500
David E. Crowe	$7,500						$7,500
Barry Markowitz(1)	$8,000	$36,250				$32,500	$76,750

(1)	- On March 23, 2006, Barry Markowitz was issued 250,000 shares of restricted common shares for consulting services pursuant to a consulting agreement. In addition he received $32,500 as a part of that agreement. Mr. Markowitz resigned as a Director in May 2007.

EMPLOYMENT AGREEMENTS

We have no employment agreements with any ou our executive officers, who serve at the discretion or our Board of directors and hold office until their successor is elected and qualified or until their earlier resignation or removal.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding ownership of the Company’s common stock as of April 9, 2007, 2006 by each person known to us to own beneficially more than 5% of the outstanding common stock of the Company, by each person who is a director, by each person listed in the Summary Compensation Table and by all directors and officers as a group.

The information reflected in the following table was furnished by the persons listed therein. The calculations of the percent of shares beneficially owned are based on 604,260,294 shares of common stock outstanding on April 9, 2007 plus, with respect to each such person, the number of additional shares that will be outstanding upon exercise of the warrants and options exercisable within sixty (60) days set forth herein.

Name and Address of Beneficial Owner	Beneficial Ownership	Percentage of Class
John D. Stanton P.O. Box 24567 Tampa, Florida 33623	50,160,000(1)	8.30%

Jaime Jurado 2515 E Hanna Ave Tampa, Fl 33610	39,377,897(3)	6.52%

Nicholas R. Tomassetti 853 Vanderbilt Beach Rd. Naples, Florida 34108	1,000,000.17%

David E Crow 2515 E Hanna Ave Tampa, Fl 33610	600,000.10%

Barry Markowitz 2515 E Hanna Ave Tampa, Fl 33610	500,000.08%

Frank W. Barker, Jr. 10396 57th Way North Pinellas Park, Fl 33782	1,500,000.25%

Ralph W. Hughes Revocable Family Trust P.O. Box 24567 Tampa, Florida 33623	32,016,719(2)	5.30%

Stone Enclosure, Inc. P.O. Box 24567 Tampa, Florida 33623	50,731,070(2)	8.4%

Wade, Inc. of Tampa Bay P.O. box 18341 Tampa, Florida 33679	50,731,070(2)	8.4%

Denoument Strategies, Inc. P.O. Box 24567 Tampa, Florida 33623	80,173,120(2)	13.27%

Bunker Positioning, Inc. P.O. Box 24567 Tampa, Florida 33626	41,000,000(2)	6.79%

Sic Semper Tyrannis, Incorporated P.O. Box 24567 Tampa, Florida 33623	120,000,000(2)	19.86%

All Officers and Directors (Seven persons)	435,773,157	72.12%

(1)	Includes options to purchase 1,533,800 shares of Common Stock at $.195 per share.
(2)	Includes all shares owned by entities with which Mr. Stanton and the Ralph W. Hughes revocable family trust are affiliated. Of these affiliated entities, Stone Enclosure, Inc., Wade, Inc., Denoument Strategies, Inc. Bunker Positioning, Inc., and Sic Semper Tyrannis, Incorporated each own shares in EFTI in excess of five percent of the Company’s outstanding common shares as of December 31, 2006.
(3)	Includes 12,688,949 shares owned by spouse.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

The Company leases and rents the real property, building, and all other improvements located at 2515 E Hanna Avenue, Tampa, Florida 33610 from Hanna Properties Inc., a related party affiliated with Jaime Jurado, the President of EME. Mr. Jurado owns 45.425% of the common stock of Hanna Properties, Inc. This property consists of 29,680 sq. ft. of office space, 80,320 sq. ft. of warehouse space and 26,992 sq. ft. of garage and workshop space. Monthly rental including sales tax, but excluding real estate taxes and insurances is $52,133. This lease obligation was assumed pursuant to EME’s reorganization plan for a period of two years, at which time EarthFirst had the option to re-evaluate. The facilities are currently leased on a month to month basis. This location is the corporate headquarters of EarthFirst Technologies Incorporated and its subsidiaries.

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

In January 2006, the Company, through its subsidiary SolarDiesel Corporation (formerly EarthFirst Americas, Incorporated), entered into a revolving line of credit promissory note in the amount of $3,000,000 with “US Sustainable Energy Corp.”, an entity related to John Stanton, the Company’s Chairman of the Board, Chief Executive Officer, and President. In June 2006, the amount of the revolving line of credit promissory note was increased to $5,000,000, and the terms were modified to require no payments until January 2009. The Promissory note accrues interest at the rate of 6%. Simultaneously with the execution of the promissory note, the Company entered into a security agreement pledging as collateral all of the Company’s right title and interest in and to all Palm Oil and Palm Methyl ester Products, and any and all assets associated with the biofuels business of SolarDiesel Corporation. As of December 31, 2006, the balance including accrued interest was $4,561,660.

ITEM 13.	EXHIBITS.

FINANCIAL STATEMENTS

EarthFirst Technologies, Incorporated

Other Exhibits:

3.1	Articles of Amendment to Articles of Incorporation filed with the Florida Secretary of State on May 24, 2005. (*****)

3.2	By-Laws of the Company. (*)

3.3	Articles of Amendment to Articles of Incorporation filed with the Florida Secretary of State on November 24, 1998. (**)

3.4	Articles of Amendment to Articles of Incorporation filed with the Florida Secretary of State on March 30, 1999. (**)

3.5	Articles of Amendment to Articles of Incorporation filed with the Florida Secretary of State on June 26, 2000. (***)

3.6	Articles of Amendment to Articles of Incorporation filed with the Florida Secretary of State on February 28, 2001. (***)

3.7	Articles of Amendment to Articles of Incorporation filed with the Florida Secretary of State on April 30, 2004. (****)

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed as Exhibits to, and incorporated by reference from, the Company’s 1997 Form 10-KSB on March 11, 1998.
**	Previously filed as Exhibits to, and incorporated by reference from, the Company’s 1999 Form 10-KSB on May 12, 2000.
***	Previously filed as Exhibits to, and incorporated by reference from, the Company’s 2000 Form 10-KSB on April 16, 2001.
****	Previously filed as Exhibits to, and incorporated by reference from, the Company’s 2004 Form 10-KSB
*****	Previously filed as Exhibits to, and incorporated by reference from, the Company’s 2005 Form 10-KSB

Reports on Form 8-K (incorporated by reference)

On April 6, 2005 the company filed Form 8-K with the Securities and Exchange Commission in which it reported under Item 1.01 the agreements entered into with Laurus Master Funds, Ltd. whereby the Company sold convertible debt, and option and a warrant to purchase common stock of the Company in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933

On May 16, 2005 the Company filed Form 8-K with the Securities and Exchange Commission in which it reported under Item 2.02, the Company’s Results of Operations and Financial Condition for the first quarter of 2005, under Item 5.02, the resignation of John Stanton as Chief Executive Officer and Chief Financial Officer, and the appointment of Leon Toups as Chief Executive Officer and Frank W. Barker, Jr. as Chief Financial Officer, and under Item 7.01, certain regulation FD Disclosures of items relative to letters of intent and contracts in public press releases.

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

On October 13, 2006 the Company filed Form 8-K with the Securities and Exchange Commission in which it reported under Item 4.02, a Non-Reliance on Previously Issued Financial Statements relative to the presentation of the comparative data contained in our consolidated statement of operations and cash flows for the year ended December 31, 2004.

On May 4, 2007, the Company filed Form 8-K with the Securities and Exchange Commission in Which it reported under Item 5.02, Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory

Arrangements of Certain Officers, the resignation of Barry Markowitz from the Board of Directors.

Report of Independent Registered Public Accounting Firm

Board of Directors

EarthFirst Technologies, Incorporated

Tampa, Florida

We have audited the accompanying consolidated balance sheet of EarthFirst Technologies, Incorporated and Subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EarthFirst Technologies, Incorporated and Subsidiaries, at December 31, 2006, and the consolidated results of their operations and their cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the financial statements, the Company has incurred significant losses and negative operating cash flows during the years ended December 31, 2006 and 2005, has a working capital deficiency of approximately $5,000,000 at December 31, 2006, and expects that additional capital will be required in order to continue operations in 2007. These factors, among others as discussed in Note 17, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 17. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Aidman, Piser & Company, P.A.

May 16, 2007
Tampa, Florida

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2006

ASSETS
Current assets:
Cash	$115,000
Accounts receivable – net of allowance for doubtful accounts of $3,100,000	8,649,533
Costs and estimated earnings in excess of billings on uncompleted contracts	1,692,063
Inventory	2,745,543
Prepaid expenses and other current assets	101,599

Total current assets	13,303,738

Property and equipment, net	4,746,416
Goodwill	6,000,000
Loan costs and discounts	353,230
Other assets	263,775

$24,667,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$23,064
Secured convertible notes payable	4,393,812
Accounts payable and accrued expenses, including $312,305 to related party	11,256,232
Billings in excess of costs and estimated earnings on uncompleted contracts	2,662,655

Total current liabilities	18,335,763

Secured convertible notes payable, non-current	315,340
Derivative liabilities	1,005,596
Notes payable, related party	4,561,660

Total liabilities	24,218,359

Minority interests	118,820

Commitments and contingencies (Note 11)	—

Stockholders’ equity:
Common stock, par value $.0001, 750,000,000 shares authorized, 604,260,294 shares issued and outstanding	60,426
Additional paid-in capital	87,816,914
Accumulated deficit	(87,547,360)

Total stockholders’ equity	329,980

$24,667,159

See notes to consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Revenue	$45,371,505	$41,743,320
Cost of sales	40,793,557	32,083,495

Gross profit	4,577,948	9,659,825

Selling, general and administrative expenses	14,476,956	7,654,036
Impairment of goodwill	9,323,152	—
Related party stock-based compensation	—	18,260,000
Research and development expenses	853,034	582,430

Loss from operations	(20,075,194)	(16,836,641)

Other income (expense):
Gain on extinguishment of debt, bankruptcy	145,684	4,163,740
Claims recovery	1,100,000	—
Miscellaneous income, net	215,314	397,071
Derivative gain (loss)	3,130,601	(592,521)
Interest expense, including related party interest of $178,037 in 2006 and none in 2005	(3,562,195)	(2,760,202)

Loss before reorganization item, income taxes and majority and minority interests	(19,045,790)	(15,628,553)

Reorganization item, professional fees related to bankruptcy and pursuit of claims	(826,498)	(1,919,288)

Loss before income taxes and majority and minority interests	(19,872,288)	(17,547,841)
Income tax benefit	—	—

Loss before majority and minority interests	(19,872,288)	(17,547,841)
Majority and minority interests	—	377

Loss from continuing operations	(19,872,288)	(17,547,464)

Loss on disposal of discontinued operations	—	(137,636)

Net loss	$(19,872,288)	$(17,685,100)

Net loss per common share, basic and diluted	$(.03)	$(.035)

Weighted average shares outstanding, basic and diluted	600,874,349	501,999,049

See notes to consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount
Balances, January 1, 2005	301,770,150	$30,177	$56,795,183	($49,989,972)	($1,268,060)	$5,567,328

Converson of notes payable, related party to stock	189,643,210	18,964	9,185,193	—	—	9,204,157

Stock issued for professional services	4,633,333	463	694,537	—	—	695,000

Stock issued as partial exercise of Laurus Fund Options	19,000,000	1,900	188,100	—	—	190,000

Reclassification of Derivative Liabilities to equity	—	—	2,470,000	—	—	2,470,000

Stock issued as compensation for related party	83,000,000	8,300	18,251,700	—	—	18,260,000

Net loss	—	—	—	(17,685,100)	—	(17,685,100)

Balances, December 31, 2005	598,046,693	59,804	87,584,713	(67,675,072)	(1,268,060)	18,701,385

Stock issued for professional services	500,000	50	57,450	—	—	57,500

Stock issued for cashless exercise of employee options	700,000	70	(70)	—	—	—

Warrants issued for professional services	—	—	767,680	—	—	767,680

Stock options issued	—	—	162,644	—	—	162,644

Stock issued for cashless exercise of Laurus options	5,013,601	502	(502)	—	—	—

Reclassification of derivative liabilities to equity	—	—	513,059	—	—	513,059

Retirement of treasury shares	—	—	(1,268,060)	—	1,268,060	—

Net loss	—	—	—	(19,872,288)	—	(19,872,288)

Balances December 31, 2006	604,260,294	$60,426	$87,816,914	($87,547,360)	$—	$329,980

See notes to consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Cash flows from operating activities:
Net loss	$(19,872,288)	$(17,685,100)
Adjustments to reconcile net loss to net cash flows from operating activities:
Expenses funded through stock issuance	57,500	695,000
Intangible asset impairment	9,323,152	—
Related party compensation funded through stock issuance	—	18,260,000
Majority/minority interest in net income (loss) of consolidated entities	—	(377)
Derivative (gain) loss	(3,130,601)	592,521
Amortization of debt discount	2,574,687	3,634,465
Depreciation and amortization	698,122	362,098
Gain on cancellation of debt	(145,684)	(4,163,740)
Loss on disposal of discontinued operations	—	137,636
(Gain)/loss on disposal of assets	20,534	(40,039)
Bad debt expense	2,839,885	79,500
Share-based compensation	930,324	—
Increase (decrease) in cash due to changes in:
Accounts receivable	(2,256,854)	(800,372)
Costs and estimated earnings in excess of billings on uncompleted contracts	(245,737)	(460,057)
Inventory	(1,132,267)	(212,641)
Prepaid expenses and other current assets	196,938	(52,701)
Accounts payable and accrued expenses	4,924,050	(328,958)
Billings in excess of costs and estimated earnings on uncompleted contracts	1,942,835	(327,745)
Other liabilities	(744,488)	—

Net cash flows from operating activities	(4,019,892)	(310,510)

Cash flows from investing activities:
Acquisition of property and equipment	(215,081)	(992,180)

Net cash flows from investing activities	(215,081)	(992,180)

Cash flows from financing activities:
Distributions to minority interest in consolidated subsidiary	(184,828)	—
Proceeds from note payable, related party	4,561,660	1,791,516
Proceeds from option exercise	—	190,000
Repayment of long term debt	(1,229,339)	(8,958,729)
Proceeds from Laurus credit facility	—	8,000,000

Net cash flows from financing activities	3,147,493	1,022,787

Net change in cash	(1,087,480)	(279,903)

Cash, beginning of year	1,202,480	1,482,383

Cash, end of year	$115,000	$1,202,480

See notes to consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

YEARS ENDED DECEMBER 31, 2006 AND 2005

Supplemental schedule of cash flow information

	2006	2005
Cash paid during the year for interest	$735,026	$550,129

Cash paid during the year for income taxes	$—	$—

Supplemental schedule of non-cash financing and investing activities

During 2006, the Company

•	Reclassified derivative liabilities to equity in the amount of $513,059

During 2005, the Company

•	Converted $9,204,157 of related party debt to 189,643,210 shares of common stock

•	Loan costs of $390,290 were funded through proceeds of Laurus credit facility

•	Retired secured creditor in the amount of $1,676,967 through proceeds of Laurus credit facility

•	Reduced accounts payable in the amount of $51,848 through proceeds of Laurus credit facility

•	Reclassified derivative liabilities to equity in the amount of $2,470,000

See Notes to Consolidated Financial Statements

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005

1.	Nature of business, basis of presentation and summary of significant accounting policies:

Nature of business:

EarthFirst Technologies, Incorporated, a Florida Corporation formed in 1997, is a specialized holding company owning subsidiaries engaged in developing and commercializing technologies for the production of alternative fuel sources and the destruction and/or remediation of liquid and solid waste, and in supplying electrical contracting services.

The Company’s solid waste division, operated through World Environmental Solutions Company, Inc. (WESCO), a wholly owned subsidiary, continues to remain focused on the commercialization of its “Solid Waste Remediation Plant” in Mobile, Alabama. This unit is known as the “Catalytic Activated Vacuum Distillation Process (“CAVD”) Reactor”. This plant processes rubber tires, on a demonstration basis only, extracting carbon and other raw materials for resale. This process efficiently disposes of the tires in an environmentally compliant manner that allows raw materials from those waste products to be recycled and reused.

The Company anticipates providing additional CAVD plants to customers in various industries. The Company expects to bring proven technology in replicating its production plants and distribution network for the disposal of the by-products produced in the process. No revenues have been generated to date from solid waste technologies.

The Company has developed technologies for the treatment of liquid waste products. The technology involves the use of high temperature plasma through which the liquid waste products are passed. The harmful properties contained in the liquid waste products are broken down at the molecular level as they pass through the plasma and a clean burning gas is produced. No revenues have been generated to date from liquid waste technologies.

The Company’s biofuels division, operated through SolarDiesel Corporation, a wholly owned subsidiary, is primarily focused on facilitating commercial scale production and distribution of biofuels produced from palm oil, soy and rapeseed in the US, Latin America, the Caribbean, Europe and Asia. Only a small percentage of the Company’s total revenue have been generated to date from biofuel sales.

Through its Electric Machinery Enterprises, Inc. subsidiary (EME), the Company performs services as an electrical contractor and subcontractor in the construction of commercial, residential and municipal projects primarily located in Florida and the Caribbean. Substantially all of the Company’s revenues were generated by EME in 2006 and 2005.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005

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

At December 31, 2005, the Company negotiated the purchase of the majority interest obligation in Peleme, Ltd. for $550,000. The final payment was made in April 2006.

Accounts Receivable, allowance for doubtful accounts, customer concentrations and foreign revenues:

Accounts receivable are customer obligations due under normal trade terms. Retainage on construction contracts, which aggregate $2,430,799 at December 31, 2006, and are included in accounts receivable, are contractual obligations of the customer that are withheld from progress billings until project completion and are generally collected within one year. The Company performs continuing credit evaluations of its customers’ financial condition and does not require collateral.

Senior management reviews receivables on a weekly basis to determine if any amounts may become uncollectible. Any contract receivable

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005

balances that are determined to be uncollectible, along with a general reserve, are included in the allowance for doubtful accounts. After all reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes the allowance for doubtful accounts of approximately $3,100,000 is adequate as of December 31, 2006. However, actual write-offs might exceed the recorded allowance.

Accounts receivables from three customers accounted for approximately 40% of the Company’s trade accounts receivable balance at December 31, 2006.

Revenues were generated from three customers in 2006 that approximated 14%, 12% and 10%, respectively, of total revenue for the year. No customer accounted for in excess of 10% of revenues for 2005.

Revenues generated from electrical contract work outside of the United States (Caribbean region) approximated $21,000,000 and $24,000,000 during the years ended December 31, 2006 and 2005, respectively.

Inventory:

Inventory, which consists of electrical and construction supplies, and B-100 biodiesel fuel, is stated at the lower of cost (determined by the first-in, first-out method) or market.

Property and equipment:

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from 5-7 years for machinery, computer equipment, office equipment and furniture. Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the asset. Depreciation relating to the CAVD Reactor commenced in the fourth quarter of 2006 over an estimated useful life of four years.

Impairment of goodwill and long-lived assets:

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company reviews its non-amortizable long-lived assets (goodwill) for impairment annually, in the fourth quarter, or sooner whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. Other depreciable or amortizable assets are reviewed when indications of impairment exist. Upon such an occurrence, recoverability of these assets is determined as follows. For long-lived assets that are held for use, the Company compares the forecasted undiscounted net cash flows to the carrying amount. If the long-lived asset is determined to be unable to recover the carrying amount, then it is written down to fair value. For long-lived assets held for sale, assets are written down to fair value. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending upon the nature or the assets.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005

Impairment of goodwill is tested using a two step method. The first step is to compare the fair value of the reporting unit to its book value, including goodwill. If the fair value of the unit is less than its book value, the Company than determines the implied fair value of goodwill by deducting the fair value of the reporting unit’s net assets, exclusive of goodwill from the fair value of the reporting unit. If the book value of goodwill is greater than its implied fair value, the Company writes down goodwill to its implied fair value. The Company’s goodwill relates to the acquisition of Electric Machinery Enterprises, Inc. in 2004.

Derivative financial instruments:

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. However, certain other financial instruments, such as warrants and embedded conversion features that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting purposes, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period.

The caption Derivative Financial Instruments consists of (i) the fair values associated with derivative features embedded in the Laurus Convertible Secured Term Notes and (ii) the fair values of the detachable warrants and options that were issued in connection with those financing arrangements.

Income taxes:

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and federal income tax basis of assets and liabilities that will result in taxable income or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005

Revenue recognition:

Revenues recognized from biofuel transactions consisted of sales of biodiesel fuel. These revenues are recognized when the biodiesel fuel is delivered to the customer.

The Company uses the percentage-of-completion method of accounting for contract revenue from electrical contracts where percentage of completion is computed on the cost to total cost method. Under this method, contract revenue is recorded based upon the percentage of total contract costs incurred to date to total estimated contract costs, after giving effect to the most recent estimates of costs to complete. Revisions in costs and revenue estimates are reflected in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined without regard to the percentage-of-completion. Because of the inherent uncertainties in estimating costs, it is possible that the estimates used will change in the near term and such change could be material. Changes in contract cost estimates in 2006 with respect to contracts in process at December 31, 2005 had the effect of reducing revenues and increasing net loss for the year ended December 31, 2006 by approximately $750,000.

Cost of Sales:

The type of costs included in cost of sales consists primarily of items both directly and indirectly related to the performance of electrical construction contracts. These expenses include labor, materials, freight on the purchase of materials, equipment rentals, equipment repairs, subcontractors, vehicle costs, purchasing, receiving and warehouse costs. All of these costs are completely accounted for in costs of sales, without any prorations to selling, general and administrative expenses. Costs associated with biodiesel fuel include the cost of biodiesel sold.

Selling, General and Administrative expenses

Selling, general and administrative expenses include those operational expenses associated with sales and marketing, public relations, compliance with laws and regulations, occupancy, office operations, and all other general administrative expenses necessary to support operations.

Contract Claims

As of December 31, 2006 the Company has certain contracts and claims in various stages of negotiation, arbitration and litigation in the approximate amount of $9,000,000. The Company is attempting to resolve these matters, and expects to be successful in recovering these amounts. However, as in all matters in litigation, the outcome is not certain and amounts recovered, if any, could be materially different than expected. The Company does not record contract claims until such

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005

claims are realized pursuant to guidance in Statement of Position 81-1 Accounting for Performance Construction-Type and Certain Production-Type Contracts. The guidance states that “recognition of amounts of additional contract revenue relating to claims is appropriate only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated.” All of the conditions were not present so these claims are considered to be contingent gains and will be recorded if and when realized.

During the year ended December 31, 2006, the Company recognized $1,100,000 in revenue for amounts that were collected in relation to these claims. This claim recovery is included in other income in the accompanying statement of operations for the year ended December 31, 2006.

Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates.

Net loss per share:

The Company computes net loss per share under Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The statement requires presentation of two amounts; basic and diluted loss per share. Basic loss per share is computed by dividing the loss available to common stockholders by the weighted average common shares outstanding. Diluted earnings per share would include all common stock equivalents unless anti-dilutive. The Company has not included the outstanding options and warrants, or convertible debentures as common stock equivalents because the effect would be anti-dilutive.

The following table sets forth the shares issuable upon exercise of outstanding options and warrants and conversion of debentures that is not included in the basic and diluted net loss per share available to common stockholders:

December 31,	2006	2005
Shares issuable upon exercise of outstanding options	15,533,800	12,570,668
Shares issuable upon exercise of outstanding warrants	29,562,790	11,162,790
Shares issuable upon conversion of debentures	33,144,287	33,789,474

Total	78,240,877	57,522,932

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005

Recent accounting pronouncements

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not effect stockholders equity at December 31, 2006.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of SFAS 157 to materially impact its financial position or results of operations.

In September, 2006 the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on the process of quantifying financial statement misstatements, advising companies to use both a balance sheet (“iron curtain”) and an income statement (“rollover”) approach when quantifying and evaluating the materiality of a misstatement. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the reporting period. The rollover approach quantifies a misstatement based on the amount of the error originating in the current period income statement, including the reversing effect of prior year misstatements. The use of this method can lead to the accumulation of misstatements in the balance sheet. Under the guidance of SAB 108, companies will be required to adjust their financial statements if either the iron curtain or rollover approach results in the quantification of a material misstatement. Previously filed reports would not be amended, but would be corrected the next time the company files prior year financial statements. Companies are allowed to record a one-time cumulative effect adjustment to correct errors in prior years that previously had been considered immaterial based on their previous approach. SAB 108 is effective for the Company upon issuance of its Fiscal 2007 annual financial statements. However, early application of SAB 108 is permitted for interim periods prior to the issuance of the annual financial statements. The Company does not believe this standard will have any effect on its financial statements.

In February 2007, the Financial Accounting Standards Board issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159), which includes an amendment to FASB Statement No. 115. The statement permits entities to choose, at specified election dates, to measure eligible financial assets and financial liabilities at fair value (referred to as the “fair value option”) and report associated unrealized gains and losses in earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. As of December 31, 2006, the Company has not determined the effect that the fair value option, if elected, will have on the consolidated financial position or results of operations.

2.	Laurus Credit Facility

On March 30, 2005, the Company entered into agreements with Laurus Master Funds, Ltd, a Cayman Islands corporation (“Laurus”), pursuant

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005

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

The Company must pay certain fees in the event the facility is terminated prior to expiration. The Company’s obligations under the notes are secured by substantially all of the assets of the Company, including but not limited to inventory, accounts receivable and a pledge of the stock of Electric Machinery Enterprises, Inc., EarthFirst Resources, Inc., World Environmental Solutions Company, Inc., EarthFirst Investments, Inc., EM Enterprise Resources, Inc. and EME Modular Structures, Inc., the active subsidiaries of the Company. The notes mature on March 30, 2008. Annual interest on the convertible minimum borrowing note and the revolving note is equal to the “prime rate” published in The Wall Street Journal from time to time, plus 2.0%, provided, that, such annual rate of interest may not be less than 7.0%, subject to certain downward adjustments resulting from certain increases in the market price of the Company’s common stock. Annual interest on the convertible term note

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005

is equal to the “prime rate” published in The Wall Street Journal from time to time, plus 2.5%, subject to certain downward adjustments resulting from certain increases in the market price of the Company’s common stock.

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

YEARS ENDED DECEMBER 31, 2006 AND 2005

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

The Company was obligated to file a registration statement registering the resale of shares of the Company’s common stock issuable upon conversion of the convertible notes, exercise of the warrant and exercise of the option. If the registration statement was not filed by May 30, 2005, or declared effective by January 31, 2006, or if the registration was suspended other than as permitted, in the registration rights agreement between the Company and Laurus, the Company is obligated to pay Laurus certain fees. The Company has filed this registration statement and has responded to three rounds of comments, and is preparing a response to the fourth round of comments from the SEC.

The Company paid a fee at closing to Laurus Capital Management LLC, the manager of the Laurus Master Funds, Ltd., equal to 3.6% of the total maximum funds to be borrowed under the Company’s agreements with Laurus. The amount of the fee was $288,000.

The following table reflects balances of the secured convertible notes at December 31, 2006:

Face value $1,500,000 Secured Convertible Term Note, variable rate of prime plus 2% (10.75% at December 31, 2006), due in stated monthly payments of $100,000 through March 30, 2008.	$648,654
Face value $1,000,000 Secured Convertible Minimum Note, variable rate of prime plus 2%, subject to 7% floor (10.25% at December 31, 2006) due at maturity on March 30, 2008.	185,609
Face value $3,997,278 Secured Convertible Revolving Note, variable rate of prime plus 2%, subject to 7% floor (10.25% at December 31, 2006), due at maturity on March 30, 2008.	3,874,889

4,709,152
Less current maturities	(4,393,812)

$315,340

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005

Scheduled maturities of face values for the years ending December 31 are as follows: 2007	$5,197,278
2008	1,300,000

Convertible debentures	$6,497,278

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

YEARS ENDED DECEMBER 31, 2006 AND 2005

Derivative losses arose in connection with the allocation of proceeds to derivative financial instruments at their respective fair values, which amounts exceed amounts received by the Company in connection with the financing arrangement. See Fair Value of Financial Instruments, below, for additional information about the Company’s financial instruments.

The discount to the debt instruments resulting from the aforementioned allocation is being amortized through periodic charges to interest expense using the effective interest method for the Term and Minimum Notes and the straight-line method for the Revolving Note.

The following tabular presentation reflects the amortization of the debt discounts included in interest for each instrument:

	Term Note	Minimum Note	Revolving Note	Total
Year ended December 31, 2006	$1,389,693	$168,740	$1,016,254	$2,574,687
Year ended December 31, 2005	$916,568	$104,439	$2,613,458	$3,634,465

3.	Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, accounts payable, accrued expenses and bank borrowings generally approximate the respective fair values of these instruments due to their current nature.

The fair values of convertible notes for disclosure purposes only are estimated based upon the present value of the estimated cash flows at 12.75% credit risk adjusted interest rate for convertible instruments. As of December 31, 2006, estimated fair values and respective carrying values for debt instruments are as follows:

Debt Instrument	Fair Value	Carrying Value
$1,500,000 Face Value Convertible Secured Term Note	$1,954,577	$648,654

$1,000,000 Face Value Convertible Secured Minimum Note	$930,751	$185,609

$4,000,000 Face Value Convertible Secured Revolving Note	$3,723,004	$3,874,889

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005

4.	Derivative Financial Instruments

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

On July 27, 2005, Laurus Master Fund exercised common stock options for the purchase of 19,000,000 shares of common stock at the strike price of $0.01 per share. On that date, the fair value of the freestanding derivative associated with the stock options exercised, amounting to $2,470,000, was reclassified to stockholders’ equity.

On July 31, 2006, Laurus Master Fund exercised common stock options for the purchase of 5,013,601 shares of common stock at the strike price of $0.01 per share. On that date, the fair value of the freestanding derivative associated with the stock options exercised, amounting to approximately $513,000, was reclassed to stockholders’ equity.

The following tabular presentation reflects the components of Derivative financial instruments on the Company’s balance sheet at December 31, 2006:

(Assets) Liabilities:	2006
Embedded derivative instruments	$487,084
Freestanding derivatives (warrants and options)	518,512

$1,005,596

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005

The following tabular presentation reflects the number of common shares into which the aforementioned derivatives are indexed at December 31, 2006:

2006
Common shares indexed:
Embedded derivative instruments	33,144,287
Freestanding derivatives (warrants)	11,162,790

44,307,077

Derivative gain (loss) for the years ended December 31, 2006 and 2005 associated with adjustments recorded to reflect the aforementioned derivatives at fair value amounted to $3,130,601 and ($592,521) respectively, (including the $5,049,743 derivative loss recorded on the transaction date).

Fair value considerations for derivative financial instruments:

Freestanding derivative instruments, consisting of warrants and options that arose from the Laurus financing are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions included in this model as of December 31, 2006 are as follows:

Holder	Laurus	Laurus
Instrument	Warrants	Options
Exercise prices	$0.23–$0.28	$0.01
Term (years)	4.25	4.25
Volatility	139.041%	139.041%
Risk-free rate	4.25%	4.25%

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

Significant assumptions included in this model as of December 31, 2006 are as follows:

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005

Holder	Laurus	Laurus	Laurus
Instrument	Term	Minimum	Revolver
Conversion prices	$0.19	$0.19	$0.20
Actual term (years)	1.25	1.25	1.25
Equivalent volatility	147.657%	147.657%	147.657%
Equivalent interest rate	6.58%	6.58%	6.58%
Equivalent yield rate	21.783%	21.783%	21.783%

Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions.

5.	Goodwill

Goodwill as of December 31, 2005 was $15,323,152, and consisted solely of the amount resulting from the acquisition on August 20, 2004 of Electric Machinery Enterprises, Inc.

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company reviews the carrying amount of the goodwill associated with the acquisition of EME for impairment annually, or sooner whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. This amount is tested by comparing its carrying amount to fair value. Impairment of goodwill is tested using a two step method. The first step is to compare the fair value of the reporting unit to its book value, including goodwill. If the fair value of the unit is less than its book value, the Company than determines the implied fair value of goodwill by deducting the fair value of the reporting unit’s net assets, exclusive of goodwill, from the fair value of the reporting unit to determine the implied value of goodwill. If the book value of goodwill is greater than its implied fair value, the Company writes down goodwill to its implied fair value. As of December 31, 2006, the Company has determined that the implied fair value was less than its book value and has recorded an impairment charge of $9,323,152.

6.	Sale of Subsidiary

On March 23, 2005, the Company closed on the sale of EM Enterprises General Contractors, Inc., a subsidiary of EME for $900,000. Pursuant to the “EMEGC Stock Sale Agreement, the transaction has been accounted for with an effective date of January 1, 2005. The proceeds of the sale went to the secured creditor as a part of accomplishing the satisfaction of the secured Laurus debt.

7.	Contracts in Progress

Uncompleted contracts are summarized as follows at December 31, 2006:

Costs incurred on uncompleted contracts	$32,688,744
Estimated earnings on uncompleted contracts	5,017,348

37,706,092
Less billings to date	(38,676,684)

$(970,592)

The components of this amount are included on the balance sheet under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$1,692,063

Billings in excess of costs and estimated earnings on uncompleted contracts	(2,662,655)

$(970,592)

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005

8.	Inventory

Inventory consists of the following at December 31, 2006:

Electrical and construction parts	$1,280,777
B-100, biodiesel fuel	1,464,766

$2,745,543

9.	Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2006:

Land	$52,244
Buildings	2,100,039
CAVD Reactor	2,969,793
Equipment	1,315,671
Vehicles	1,059,392
Furniture, fixtures and other	132,223

7,629,362
Less accumulated depreciation	(2,882,946)

$4,746,416

10.	Notes Payable

Notes payable at December 31, 2006 consists of an insurance premium finance agreement, payable in nine monthly payments of $6,403, bearing interest at 10.35%.

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

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005

The total rent expense for the years ended December 31, 2006 and 2005 were approximately $961,000 and $953,000 respectively, of which approximately $762,000 and $658,000, respectively, were for the facility leased from the related corporation.

Approximate future minimum rentals on noncancellable operating leases at December 31, 2006 are as follows:

Year ending December 31,
2007	$232,911
2008	197,273
2009	164,651

$594,835

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

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005

CNC Associates, Inc. obtained a judgment in September of 2000 in the amount of approximately $400,000 relative to one of these deficiency balances.

On May 9, 2007, and pursuant to Florida Statures section 56.29, the Pinellas County Circuit Court has ordered by May 19, 2007, that EarthFirst Technologies, Incorporated;

(a) turn over to CNC the EFTI treasury shares or if there are no issued treasury shares, then EFTI is directed to reissue the shares to CNC in partial satisfaction of the judgment; and

(b) turn over to the Pinellas County Sheriff, 100% of the shares of SolarDiesel Corporation , and such shares are to be sold by a publicly advertised sheriff sale.

EarthFirst intends to file a motion for rehearing on and reconsideration of this order which will have the effect of suspending the order until the motion is decided.

We are involved in litigation with the liquidator of Amwest Surety Company based on a final judgment entered against Amwest in the amount of $432,471 in favor of Sunhouse Construction. Amwest is seeking recovery from Electric Machinery Enterprises, Inc. for this amount. There is no reasonable manner to determine with any degree of certainty as to the outcome of the objection to Amwests’s claim. As this claim pertains to transactions that occurred prior to EME’s bankruptcy, settlements if any would fall under the reorganization plan for unsecured creditors capping the amount to 75% of the allowed claim, payable over 5 years. At this time, management is aggressively defending against this claim, and has not made any provision for a liability associated with it.

Included in the balance of accrued expenses and other current liabilities is our $700,000 estimate of the amount at which the matters contemplated above will ultimately be resolved. While management believes the amounts recorded are adequate, there can be no assurance that actual liabilities that may result from the resolution of these matters will not exceed recorded amounts.

The Company has other litigation and disputes that arise in the ordinary course of its business. Management does not believe the resolution of these matters will have a material effect on the Company’s financial position or results of operations.

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

EME adopted a 401(k) savings plan effective January 1, 1997. The Plan covered all employees who were at least 18 years of age with one or more years of service. The Company did not make any discretionary contributions for the years ended December 31, 2006 or 2005. Effective November 1, 2005, the Electric Machinery Enterprises, Inc. 401(k) Savings Plan was merged into the EarthFirst Technologies, Incorporated 401(k) Savings.

13.	Employee Stock Ownership Plan and Trust

On December 12, 2004, Electric Machinery Enterprises, Inc. (“EME”) terminated the EME Employee Stock Ownership Plan (the “Plan”). All employees who were not fully vested became 100% vested as of December 12, 2004. During the first quarter of 2005, Participants of the Plan received a distribution of their respective shares of stock of EarthFirst Technologies, Inc. that was held in the EME Employee Stock Ownership Trust on their behalf. EME has no obligation for the repurchase of the stock distributed to the participants of the Plan because the shares are publicly traded and, as such, there is a market available in which the participants may sell their shares.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005

14.	Related Party Transactions

Material related party transactions that have been entered into by the Company that are not otherwise in these notes are summarized below:

On February 23, 2005, the balance of amounts then due to the Company’s principal stockholder in the amount of $9,204,157 was converted into 189,643,210 shares of the Company’s common stock.

The Company leases and rents the real property, building, and all other improvements located at 2515 E Hanna Avenue, Tampa, Florida 33610 from Hanna Properties, Inc., a related party affiliated with Jaime Jurado, the Vice Chairman of EFTI. Mr. Jurado owns 45.425% of the common stock of Hanna Properties, Inc. This property consists of 29,680 sq. ft. of office space, 80,320 sq. ft. of warehouse space and 26,992 sq. ft. of garage and workshop space. Monthly rental including sales tax, but excluding real estate taxes and insurances is $52,133. This lease obligation was assumed pursuant to EME’s reorganization plan for a period of two years. At present, the Company is occupying the premises on a month to month basis. This location is the corporate headquarters of EarthFirst Technologies Incorporated and its subsidiaries. Amounts due to this related party under this agreement at December 31, 2006 is $312,305.

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

In January 2006, the Company, through its subsidiary SolarDiesel Corporation (formerly EarthFirst Americas, Incorporated), entered into a revolving line of credit promissory note in the amount of $3,000,000 with “US Sustainable Energy Corp.”, an entity related to John Stanton, the Company’s Chairman of the Board, Chief Executive Officer, and President. In June 2006, the amount of the revolving line of credit promissory note was increased to $5,000,000, and the terms were modified to require no payments until January 2009. The Promissory note accrues interest at the rate of 6%. Simultaneously with the execution of the promissory note, the Company entered into a security agreement pledging as collateral all of the Company’s right title and interest in and to all Palm Oil and Palm Methyl ester Products, and any and all assets associated with the biofuels business of SolarDiesel Corporation. As of December 31, 2006, the balance including accrued interest was $4,561,660.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005

15.	Stockholders equity

Common stock:

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

On March 23, 2006, the Company issued 250,000 shares of its common stock with a fair value of $37,500 to BGM Ventures, LLC under its professional services agreement.

On December 31, 2006, the Company issued 250,000 shares of its common stock with a fair value of $20,000 to BGM Ventures, LLC under its professional services agreement.

On April 6, 2006, the Company issued 700,000 shares of its common stock upon the cashless exercise of employee stock options.

Stock Options:

In 2001, the Board of Directors approved the 2001 Equity Incentive Plan. The total number of shares to which options may be granted under the plan is 20,000,000 shares. Generally the option price is fixed at no less than 100% of the fair market value of the shares at the date the option is granted and expire on the earlier of three months after termination of employment or ten years from the date of grant. On December 14, 2006, the Company issued options to purchase 10,000,000 shares of the Company’s common stock under this plan at an exercise price of $0.045 per share (fair value of $162,444).

See Note 2 for options issued to Laurus.

See Note 4 for Laurus option exercises.

A summary of the status of the Company’s outstanding stock options as of December 31, 2006 and 2005, and the changes during the years ending on those dates, is presented below:

	Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2005	7,250,000	$.13
Options granted in 2005	24,570,668	.01
Options exercised in 2005	(19,000,000)	.01
Options expired in 2005	(250,000)	.05

Options outstanding, December 31, 2005	12,570,668	.08

Options granted in 2006	10,000,000	.05
Options exercised in 2006	(6,570,668)	.02
Options expired in 2006	(466,200)	.21

Options outstanding, December 31, 2006, all of which are exercisable	15,533,800	$.08

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005

A Summary of the status of the Company’s non vested stock options as of December 31, 2006, and changes during the year the ended, is presented below:

	Shares	Weighted average Grant date fair value
Non vested December 31, 2005	—	$0.00
Granted	10,000,000	$0.03
Vested	5,570,000	$0.03
Forfeited	—	$0.00

Non vested December 31, 2006	4,430,000	$0.03

As of December 31, 2006, there was $126,255 of total unrecognized compensation cost related to non vested share-based compensation expected to be recognized over the next year.

	Options Outstanding				Options Exercisable
Range of price	Number	Weighted average remaining life	Weighted average Exercise price	Aggregate Instrinsic value	Number	Weighted average remaining life	Weighted average Exercise price	Aggregate Instrinsic value
$0.01-$0.22	15,533,800	7.9	$0.08	$150,000	11,103,800	7.0	$0.09	$83,550

Weighted average grant date fair values of stock options are as follows:

Number of options	Exercise price	Grant date fair value
10,000,000	$0.04	$0.03

The total intrinsic value of options exercised during 2006 was $557,066

Common stock warrants:

On March 30, 2005, the Company issued warrants to purchase 11,162,790 shares of the Company’s common stock in conjunction with the credit facility with the Laurus Master Fund at a purchase price of $0.23 for the first 5,581,395 shares and $.28 for the remaining 5,581,395 shares, exercisable for a period of seven years.

On October 13, 2006, for services received, the Company issued warrants to purchase 18,000,000 shares of the Company’s common stock at an exercise price of $0.08, exercisable for a period of three years. (fair value of $729,000)

On October 21, 2006, for services received, the Company issued warrants to purchase 400,000 shares of the Company’s common stock at an exercise price of $0.19, exercisable for a period of two years. (fair value of $38,680)

Stock issuances for services:

During 2005, the Company issued shares of unregistered common stock to settle certain disputes. The shares issued have been valued at prices that approximate prices for cash sales of similar stock to others during the same periods.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005

16.	Stock Compensation, Stock Options and Warrants

In 2001, the Board of Directors approved the 2001 Equity Incentive Plan. The total number of shares to which options may be granted under the plan is 20,000,000 shares. Generally the option price is fixed at no less than 100% of the fair market value of the shares at the date the option is granted and expire on the earlier of three months after termination of employment or ten years from the date of grant. Options generally become fully vested three to four years from the date of grant and expire five years from the date of grant. At December 31, 2006, the Company had 10,000,000 shares available for future stock option grants under existing plans.

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant. The assumptions employed in the calculation of the fair value of share-based compensation expense for the year ended December 31, 2006 were calculated as follows:

•	Expected dividend yield—None.

•	Expected volatility—based on the Company’s historical market price at consistent points in a period equal to the expected life of the options.

•	Risk-free interest rate—based on the U.S. Treasury yield curve in effect at the time of grant.

•

Expected life of options—calculated using the simplified method as prescribed in Staff Accounting Bulletin No. 107, where the expected life is equal to the sum of the vesting period and the contractual term divided by two (employees) or calculated as the option or warrant term (non-employees).

The following table summarizes the assumptions used to estimate the fair value of stock options and warrants granted during the years ended December 31, 2006 and 2005.

	2006	2005
Expected dividend yield	0%	0%
Expected volatility	139.041%	71.71%
Risk-free interest rate	4.72%	4.25%
Expected life of options	3.74 years	4.25 years
Weighted average grant date fair value	$0.04	$0.09

Compensation expense related to common stock options and warrants was approximately $926,000 and $695,000 for the years ended December 31, 2006 and 2005, respectively. The tax benefit from the exercise of common stock options and warrants was not significant during 2006. At December 31, 2006, there was $126,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted average period of 1.1 years.

The following table represents stock option and warrant activity as of and for the two years ended December 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options and Warrants Outstanding – January 1, 2005	7,250,000	$0.13

Granted	35,733,458	0.09
Exercised	(19,000,000)	0.01
Forfeited/cancelled/expired	(250,000)	0.05

Options and Warrants Outstanding – December 31, 2005	23,733,458	$0.16

Granted	28,400,000	0.07
Exercised	(6,570,668)	0.02		$569,000
Forfeited/cancelled/expired	(466,200)	0.22

Options and Warrants Outstanding – December 31, 2006	45,096,590	$0.12	2.4 years	$1,381,000

Options and Warrants Exercisable – December 31, 2006	40,666,590	$0.13	2.7 years	$84,000

The total grant date fair value of options and warrants vested during the years ended December 31, 2006 and 2005 was approximately $926,000 and $695,000, respectively.

The following table summarizes information about outstanding and exercisable stock options and warrants at December 31, 2006:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Outstanding at 12/31/06	Weighted Average Exercise Price	Remaining Contractual Life in Years	Exercisable at 12/31/06	Weighted Average Exercise Price
$0.01 - $1.00	45,096,590	$0.12	2.40	40,666,590	$0.13

17.	Management’s plans regarding liquidity and capital resources:

Prior to its acquisition of EME in late 2004, the Company experienced net losses and, as such, experienced negative operating cash flows. The Company has historically funded these negative operating cash flows with proceeds from sales of common and preferred stock, as well as notes and convertible debentures and related party loans.

Commencing with the Company’s acquisition of EME in late 2004, the Company has restructured many of EME’s liabilities with funding provided by the Laurus credit facility discussed in Note 2 as well as additional related party loans.

As discussed in Note 14, in January 2006, the Company secured a $5,000,000 line of credit with an entity related to the Company’s Chairman and Chief Executive Officer. Approximately $440,000 of this credit facility remains available at December 31, 2006.

We have experienced negative cash flows from operations of $4,043,159 during 2006 and $3,944,975 during 2005. These negative results have been accommodated in 2006 by large loans from an entity related to the Company’s Chairman, while the negative cash flows in 2005 were addressed through the Laurus credit facility.

In 2006, the Company had a gross profit in the contracting segment of approximately $4,600,000 as compared to approximately $9,600,000 on less revenue for 2005. As most of the revenue of the Company comes from the contracting segment, this reduction in profitability is the primary reason for the cash shortfall. Bad debt expense of approximately $2,800,000, a negotiated settlement in Grand Cayman of approximately $1,000,000, and several jobs not realizing the profitability originally estimated have caused the Company difficulty in meeting cash requirements.

At December 31, 2006, the Company had a working capital deficiency of approximately $5,200,000 as compared to a positive working capital of approximately $4,100,000 as of December 31, 2005. Trade payables have increased significantly as the result of the cash flow difficulties, including payables aggregating approximately $4,900,000 at December 31, 2006 to two electrical parts suppliers that have historically served as major suppliers for the Company.

In evaluating the factors that caused the negative results of operations during the last two years, the Company in 2007 is restructuring the contracting segment to increase the quality of job estimating and implementation, as well as reducing selling, general and administrative overhead.

While the Company believes that the revenues earned during 2007 accompanied by its restructuring efforts will be sufficient to bring profitability and a positive cash flow back to the Company, there can be no assurance that these results will be achieved, and that the Company will not have to raise additional capital to operate.

In the event the Company has to raise additional capital, there can be no assurance that such capital will be available when needed, that it will be available on satisfactory terms, or available at all.

As described in the report or our independent registered public accountants, the foregoing factors raise substantial doubt on the ability of the Company to continue as a going concern.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005

18.	Income taxes:

Net deferred tax assets and liabilities consist of the following:

	2006	2005
Deferred tax assets:
Net operating loss carry-forwards	$23,967,204	$19,601,411
Stock compensation	7,482,226	7,120,944
Intangibles	3,987,600	1,131,754
Allowance for doubtful accounts	1,208,923	108,998
Interest expense	852,424	852,424
Other accruals	272,984	334,038
Derivative loss	—	231,068
Other	—	1,697

	37,771,361	29,382,334

Deferred tax liabilities:
Basis difference intangibles	(98,989)	(98,989)
Derivative loss	(989,788)	—

	(1,088,777)	(98,989)

Valuation Allowance	(36,682,584)	(29,283,345)

	$—	$—

Income tax benefit consists of the following:

	2006	2005
Current:
Federal	$—	$—
State	—	—

Deferred benefit	—	—

	$—	$—

The provision for income tax expense varies from that which would be expected based upon applying the statutory federal rate to pre-tax accounting loss as follows:

	2006	2005
Statutory federal rate	35.0%	35.0%
Permanent items	(0.6)	9.1
State tax provision, net of federal benefit	4.0	4.0
Nonconsolidated entities	2.9	13.5
Other	—	(8.5)
Valuation allowance	(41.3)	(53.1)

	(0.0)%	(0.0)%

At December 31, 2006, the Company had a net operating loss carry-forwards of approximately $61.5 million, which expire from 2012 through 2025.

19.	Segment Information

Commencing with the Company’s acquisition of EME in the fourth quarter of 2004, and the establishment of SolarDiesel Corporation (formerly EarthFirst Americas, Incorporated) in 2005, the Company operates in three business segments. The waste disposal segment is focused on research and development and bringing the existing technologies to commercial realization. The Contracting segment operates electrical contracting and subcontracting services on commercial, residential and municipal construction projects primarily in Florida and the Caribbean. The Caribbean projects are all denominated in U.S. currency. The Biofuels segment is focused on the importing and producing of biodiesel fuels.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005

SEGMENT INFORMATION FOR THE YEAR ENDED DECEMBER 31, 2006 IS AS FOLLOWS:

	Waste Disposal	Contracting	Biofuels	Total
Revenue	$—	$44,135,532	$1,235,973	$45,371,505
Cost of Sales	—	39,276,354	1,517,203	40,793,557

Gross profit (loss)	—	4,859,178	(281,230)	4,577,948
Selling, general and administrative expenses	730,796	8,918,164	786,325	10,435,285
Impairment of goodwill	—	9,323,152	—	9,323,152
Research and development expenses	853,034	—	—	853,034

Income (loss) from operations before reorganization item, income taxes and majority interest	(1,583,830)	(13,382,138)	(1,067,555)	(16,033,523)
Other income (expense)
Gain on extinguishment of debt, bankruptcy	—	145,684	—	145,684
Claims recovery	—	1,100,000	—	1,100,000
Interest expense	(5,246)	(85,971)	(130,250)	(221,467)
Miscellaneous income	—	142,005	56,518	198,523

Loss before reorganization item, Income taxes and minority interest	(1,589,076)	(12,080,420)	(1,141,287)	(14,810,783)
Reorganization item, professional fees related to bankruptcy and pursuit of claims	—	(826,498)	—	(826,498)

Loss before minority interest	(1,589,076)	(12,906,918)	(1,141,287)	(15,637,281)
Minority interest	—	—	—	—

Net Loss	$(1,589,076)	$(12,906,918)	$(1,141,287)	$(15,637,281)

Total Assets	$2,981,207	$19,562,865	$1,702,040	$24,246,112

Goodwill	$—	$6,000,000	$—	$6,000,000

Reconciliation of Segment Amounts Reported to Condensed Consolidated Amounts
Revenue
Total revenues for reportable segments			$45,371,505

Total consolidated revenue			$45,371,505

Net loss
Total income (loss for reportable segments			$(15,637,281)
Unallocated amounts relating to corporate operations
Miscellaneous income			16,791
Selling, general and administrative expenses			(4,038,192)
Interest expense			(3,340,728)
Derivative gain			3,130,601
Professional fees - pursuit of claims			(3,479)

Total consolidated net loss			$(19,872,288)

Assets
Total assets for reportable segments			$24,246,112
Corporate investments and other assets			421,047

Total consolidated assets			$24,667,159

SEGMENT INFORMATION FOR THE YEAR ENDED DECEMBER 31, 2005 IS AS FOLLOWS:
	Waste Disposal	Contracting	Biofuels	Total
Revenue	11,770	$41,562,369	$169,181	$41,743,320
Cost of Sales	—	31,872,678	171,526	32,044,204

Gross margin	11,770	9,689,691	(2,345)	9,699,116
Selling, general and administrative	857,403	4,843,957	510,034	6,211,394
Research and development	408,205			408,205

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005

18.	Quarterly information (unaudited):

	March	June	September	December
2006
Revenues	$11,398,462	$12,941,939	$8,746,062	$12,285,042
Net income (loss)	$1,627,526	$(1,456,923)	$(3,966,451)	$(14,076,440)
EPS	$.002	$(.002)	$(.007)	$(.023)

	March	June	September	December
2005
Revenues	$8,168,099	$9,753,062	$10,526,009	$13,597,937
Net income (loss)	$(4,403,379)	$8,691,108	$(19,954,550)	$(2,018,279)
EPS	$(.012)	$.018	$(.041)	$(.003)

19.	EME Bankruptcy and Plan of Reorganization Obligations

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

On March 31, 2005, with the closing of the Laurus Credit Facility, the Company was able to take advantage of discounts available through the approved reorganization plan for its wholly owned subsidiary, EME., and satisfy all remaining obligations associated with the secured debt, resulting in gains on extinguishment of debt in the amounts of $145,684 and $4,163,740 for the years ended December 31, 2006 and 2005, respectively.

20.	Suesequent Events

Subsequent to December 31, 2006, the Company defaulted on certain terms of the Laurus credit facility in that it ceased making principal and interest payments on a monthly basis.

On April 18, 2007, the Company made an interest payment in the amount of $123,985, and pursuant to correspondence received on that date, the Company is no longer in payment default, and Laurus has agreed to defer the past due principal payments while working together on a plan that is acceptable to both parties.

Subsequent to March 31, 2007, SolarDiesel Corporation entered into two credit facility agreements with Fifth Third Bank. Each loan is a revolving facility with a maximum amount available at any one time in the amount of $500,000 for each facility. Advances on each of the facilities in order, are based on; (1) $1 per gallon of biodiesel purchased, provided that the purchase price must be not less than $2 per gallon, and (2) the purchase price of certain water filtration equipment, limited to $23,000 per piece of equipment, or 65% of cost, or 65% of value, respectively. Borrowings under the facilities bear interest at from LIBOR plus 2.5% to 2.75%. Both facilities are repayable monthly with any unpaid balance due April 2008. As of May 16, 2007, an aggregate of approximately $775,000 was outstanding under these facilities.

Subsequent to March 31, 2007, SolarDiesel Corporation made a $500,000 refundable deposit on a facility lease agreement for the purpose of constructing a biodiesel manufacturing plant on these leased facilities in Illinois. The agreement requires further refundable deposits in 2008 and 2009. The lease term is initially for a period of three years commencing on October 1, 2007, with four additional three year renewal options. Monthly rentals under the terms of the lease for the initial three year term range from $187,500 to $333,333. Subsequent rentals are subject to increases based upon the Producers Price Index for industrial commodities.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed by Aidman, Piser & Company, P.A. for professional services rendered for the audit of the Company’s annual financial statements for the years ended December 31, 2006 and 2005, the review of the financial statements included in the Company’s Forms 10-QSB totaled $211,600 and $161,500 as follows:

	2006	2005
Audit fees	$160,600	$91,385
Audit related fees	102,300	70,120
Tax fees	—	—
All others	—	—

	$262,900	$161,505

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on May 16, 2007.

EarthFirst Technologies, Incorporated

By:	/s/ John D. Stanton
John D. Stanton Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on May 16, 2007.

Signature	Title

/s/ John D. Stanton John D. Stanton	Chairman of the Board of Directors, Chief Executive Officer and President

/s/ Frank W. Barker, Jr Frank W. Barker, Jr.	Chief Financial Officer and Accounting Officer

/s/ Jaime Jurado Jaime Jurado	Vice Chairman of the Board of Directors

/s/ Nicholas R. Tomassetti Nicholas R. Tomassetti	Director

/s/ David E. Crow David E. Crow	Director