Form 10QSB
period 2007-03-31
EARTHFIRST TECHNOLOGIES INC
filed 2007-05-21
CIK 1056748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended – March 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 9, 2007: 604,260,294 shares $ .0001 par value common stock.

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

FORM 10-QSB

EARTHFIRST TECHNOLOGIES, INCORPORATED

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2007 (Unaudited)	December 31, 2006
ASSETS
Current assets:
Cash	$367,635	$115,000
Accounts receivable – net	6,784,478	8,649,533
Cost and estimated earnings in excess of billings on uncompleted contracts	2,167,469	1,692,063
Inventory	2,095,279	2,745,543
Prepaid expenses and other current assets	119,869	101,599

Total current assets	11,534,730	13,303,738

Property and equipment, net	4,514,250	4,746,416
Goodwill	6,000,000	6,000,000
Loan costs and discounts	282,584	353,230
Other assets	263,032	263,775

	$22,594,596	$24,667,159

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable	$105,841	$23,064
Secured convertible notes payable	5,193,885	4,393,812
Accounts payable and accrued expenses	10,398,226	11,256,232
Billings in excess of cost and estimated earnings on uncompleted contracts	2,509,308	2,662,655

Total current liabilities	18,207,260	18,335,763
Secured convertible notes payable, non current	—	315,340
Derivative liabilities	989,670	1,005,596
Notes payable, related parties	4,819,066	4,561,660

Total liabilities	24,015,996	24,218,359

Minority interests	43,820	118,820
Commitments and contingencies (Note 10)	—	—

Stockholders’ equity (deficit):
Common stock, par value $.0001, 750,000,000 shares authorized, 604,260,294 shares issued and outstanding	60,426	60,426
Additional paid-in capital	87,871,914	87,816,914
Accumulated deficit	(89,397,560)	(87,547,360)

Total stockholders’ equity (deficit):	(1,465,220)	329,980

	$22,594,596	$24,667,159

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31
	2007	2006
Revenue	$7,613,021	$11,398,462
Cost of sales	6,549,485	9,891,553

Gross profit	1,063,536	1,506,909

Selling, general and administrative expenses	2,129,735	2,273,716
Research and development expenses	134,341	154,518

Loss from operations before reorganization item, income taxes and minority interest	(1,200,540)	(921,325)

Other income (expense):
Gain on extinguishment of debt, bankruptcy	—	44,625
Claims recovery	—	1,100,000
Miscellaneous income	10,863	33,698
Derivative gain	15,926	3,007,900
Interest expense	(636,447)	(1,312,819)

Income (loss) before reorganization item, income taxes and minority interests	(1,810,198)	1,952,079
Reorganization item, professional fees related to bankruptcy and pursuit of claims	(40,002)	(97,655)

Income (loss) before income taxes and minority interests	(1,850,200)	1,854,424
Provision for income taxes	—	—

Income (loss) before minority interests	(1,850,200)	1,854,424
Minority interest	—	(226,898)

Net Income (loss)	$(1,850,200)	$1,627,526

Net Income (loss) per common share/basic and diluted	$(.003)	$.003

Weighted average shares outstanding Basic and fully diluted	604,260,294	598,071,693

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(1,850,200)	$1,627,526
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Expenses funded though issuance of stock	—	37,500
Minority interest in joint venture	—	226,898
Share-based compensation	55,000	—
Derivative gain	(15,926)	(3,007,900)
Amortization of debt discount	396,215	1,241,304
Depreciation and amortization	302,812	116,022
Gain on cancellation of debt	—	(44,625)
Loss on disposal of assets	—	30,633
Increase (decrease) in cash due to changes in:
Current assets	2,022,386	(5,220,927)
Current liabilities	(994,429)	2,071,379

Net cash flows from operating activities	(84,142)	(2,922,190)

Cash flows from investing activities:
Acquisition of property and equipment	—	(75,930)

Net cash flows from investing activities	—	(75,930)

Cash flows from financing activities:
Proceeds from note payable, related party	129,000	2,860,000
Proceeds from notes payable	300,000	—
Repayment of long-term debt	(17,223)	(352.403)
Distribution to minority interest in joint venture	(75,000)	—

Net cash flows from financing activities	336,777	2,507,597

Increase (decrease) in cash	252,635	(490,523)
Cash, beginning of period	115,000	1,202,480

Cash, end of period	$367,635	$711,957

	2007	2006
Cash paid for interest:	$4,266	$178,783

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

THREE MONTHS ENDED MARCH 31, 2007

(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2006	604,260,294	$60,426	$87,816,914	$(87,547,360)	$329,980
Share based compensation			55,000		55,000
Net loss				(1,850,200)	(1,850,200)

Balances March 31, 2007 (unaudited)	604,260,294	$60,426	$87,871,914	$(89,397,560)	$(1,465,220)

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

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

The Company’s solid waste division, operated through World Environmental Solutions Company, Inc. (WESCO), a wholly owned subsidiary, remained focused on the commercialization of its “Solid Waste Remediation Plant” in Mobile, Alabama. This unit is known as the “Catalytic Activated Vacuum Distillation Process (“CAVD”) Reactor”. This plant processes rubber tires on a demonstration basis extracting carbon and other raw materials for resale. This process efficiently disposes of the tires in an environmentally compliant manner that allows raw materials from those waste products to be recycled and reused.

The Company anticipates providing additional CAVD plants to customers in various industries. The Company expects to bring proven technology in replicating its production plants and distribution network for the disposal of the by-products produced in the process. No revenues have been generated through the solid waste division.

The Company has developed technologies for the treatment of liquid waste products. The technology involves the use of high temperature plasma through which the liquid waste products are passed. The harmful properties contained in the liquid waste products are broken down at the molecular level as they pass through the plasma and a clean burning gas is produced. No revenues have been generated through liquid waste product treatments.

The Company’s biofuels division, operated through SolarDiesel Corporation, a wholly owned subsidiary, is primarily focused on facilitating commercial scale production and distribution of biofuels produced from palm oil, soy and rapeseed in the US, Latin America, the Caribbean, Europe and Asia. Only a small percentage of the Company’s total revenue have been generated to date from biofuel sales.

Through its Electric Machinery Enterprises, Inc. subsidiary (EME), the Company performs services as an electrical contractor and subcontractor in the construction of commercial, residential and municipal projects primarily located in Florida and the Caribbean. Substantially all of the Company’s revenues were generated by EME in 2007 and 2006.

Basis of presentation:

The interim financial statements of EarthFirst Technologies, Incorporated and its subsidiaries (“EarthFirst” or the “Company”) that are included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

the United States of America for interim financial information and with the instructions to Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations, although we believe the disclosures which have been made are adequate to make the information presented not misleading. In the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the periods presented. The interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB for the year then ended. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Accounts Receivable, allowance for doubtful accounts, customer concentrations and foreign revenues:

Accounts receivable are customer obligations due under normal trade terms. Retainage on construction contracts, which aggregate $1,718,873 at March 31, 2007, and are included in accounts receivable, are contractual obligations of the customer that are withheld from progress billings until project completion and are generally collected within one year. The Company performs continuing credit evaluations of its customers’ financial condition and does not require collateral.

Senior management reviews receivables on a weekly basis to determine if any amounts may become uncollectible. Any contract receivable balances that are determined to be uncollectible, along with a general reserve, are included in the allowance for doubtful accounts. After all reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes the allowance for doubtful accounts of $2,677,514 is adequate as of March 31, 2007.

Accounts receivables from three customers accounted for approximately 31% of the Company’s trade accounts receivable balance at March 31, 2007.

Contract Claims

As of March 31, 2007 the Company has certain contracts and claims in various stages of negotiation, arbitration and litigation in the approximate amount of $9,000,000. The Company is attempting to resolve these matters, and expects to be successful in recovering these amounts. However, as in all matters in litigation, the outcome is not certain and amounts recovered, if any, could be materially different than expected. The Company does not record contract claims until such claims are realized pursuant to guidance in Statement of Position 81-1 Accounting for Performance Construction-Type and Certain Production-Type Contracts. The guidance states that “recognition of amounts of additional contract revenue relating to claims is appropriate only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated.” Those two requirements are satisfied by the existence of all of the conditions described in the pronouncement. All of the conditions

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

were not present so these claims are considered to be contingent gains and will be recorded when realized. These amounts, which are not carried as assets on the balance sheet, will be recorded as revenue when such claims are settled.

During the first quarter of 2006, the Company recognized $1,100,000 in revenue for amounts that were collected in relation to these claims. This claim recovery is included in other income in the accompanying statement of operations for the three months ended March 31, 2006.

Net income (loss) per share:

The Company computes income (loss) per share under Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The statement requires presentation of two amounts; basic and diluted loss per share. Basic loss per share is computed by dividing the income or loss available to common stockholders by the weighted average common shares outstanding. Diluted earnings per share would include all common stock equivalents unless anti-dilutive. The Company has not included the outstanding options and warrants, or convertible debentures as common stock equivalents for the three months ended March 31, 2007 or 2006 because the effect would be anti-dilutive.

The following table sets forth the shares issuable upon exercise of outstanding options and warrants and conversion of debentures that is not included in the basic and diluted net loss per share available to common stockholders at March 31, 2007:

Shares issuable upon exercise of outstanding options	15,533,800
Shares issuable upon exercise of outstanding warrants	29,562,790
Shares issuable upon conversion of debentures	33,726,060

Total	78,822,650

2.	Management’s plans regarding liquidity and capital resources:

Prior to its acquisition of EME in late 2004, the Company experienced net losses and, as such, experienced negative operating cash flows. The Company has historically funded these negative operating cash flows with proceeds from sales of common and preferred stock, as well as notes and convertible debentures and related party loans.

Commencing with the Company’s acquisition of EME in late 2004, the Company has restructured many of EME’s liabilities with funding provided by the Laurus credit facility discussed in Note 4 as well as additional related party loans.

As discussed in Note 8, in January 2006, the Company secured a $5,000,000 line of credit with an entity related to the Company’s Chairman and Chief Executive Officer. Approximately $180,000 of this credit facility remains available at March 31, 2007.

We have experienced negative cash flows from operations of $4,043,159 during 2006 and $3,944,975 during 2005. These negative results were funded in 2006 by loans from an entity related to the Company’s Chairman, while the negative cash flows in 2005 were funded through the Laurus credit facility.

In calendar 2006, the Company had a gross profit in the contracting segment of approximately $4,600,000 as compared to approximately $9,600,000 on less revenue in calendar 2005. As most of the revenue of the Company comes from the contracting segment, this

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

reduction in profitability is the primary reason for the cash shortfall. Bad debt expense of approximately $2,800,000, a negotiated settlement in Grand Cayman of approximately $1,000,000, and several jobs not realizing the profitability originally estimated (all in 2006) have caused the Company difficulty in meeting cash requirements.

As a result, at March 31, 2007, the Company had a working capital deficiency of approximately $6,700,000.

In evaluating the factors that caused the negative results of operations during the last two years, the Company in 2007 is improving the contracting segment to increase the quality of job estimating and implementation, as well as reducing selling, general and administrative overhead.

While the Company believes that anticipated revenues earned during 2007 accompanied by its improvement efforts discussed in the previous paragraph will be sufficient to bring profitability and a positive cash flow back to the Company, it is uncertain that these results will be achieved (while our gross profit percentage significantly increased in the first quarter of 2007 versus that achieved in 2006, revenues have significantly declined in 2007). Accordingly, the Company will, in all likelihood, have to raise additional capital to operate. There can be no assurance that such capital will be available when needed, or that it will be available on satisfactory terms.

As described in the report of our independent registered public accountants for the year ended December 31, 2006, as reported in our form 10KSB for 2006, the foregoing factors raise substantial doubt as to the ability of the Company to continue as a going concern.

3.	Inventory

Inventory consists of the following at March 31, 2007:
Electrical and construction supplies	$1,275,268
B-100, biodiesel fuel	820,011

$2,095,279

4.	Secured Convertible Notes Payable

The following table reflects balances of the secured convertible notes with Laurus Master Fund, Ltd. at March 31, 2007:

Face value $1,300,000 Secured Convertible Term Note, variable rate of prime plus 2.5% (10.75% at March 31, 2007), due in stated monthly payments of $100,000 through March 30, 2008.	$741,263
Face value $1,000,000 Secured Convertible Minimum Note, variable rate of prime plus 2%, subject to 7% floor (10.25% at March 31, 2007), due at maturity on March 30, 2008.	272,428
Face value $4,324,159 Secured Convertible Revolving Note, variable rate of prime plus 2%, subject to 7% floor (10.25% at March 31, 2007), due at maturity on March 30, 2008.	4,180,194

5,193,885
Less current maturities	(5,193,885)

$—

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

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

5.	Derivative Financial Instruments

The caption Derivative Financial Instruments consists of (i) the fair values associated with derivative features embedded in the Laurus Convertible Secured Term Notes and (ii) the fair values of the detachable warrants that were issued in connection with those financing arrangements.

The following tabular presentation reflects the components of Derivative financial instruments on the Company’s balance sheet at March 31, 2007:

(Assets) Liabilities:
Embedded derivative instruments	$448,833
Freestanding derivatives (warrants and options)	540,837

$989,670

The following tabular presentation reflects the number of common shares into which the aforementioned derivatives are indexed at March 31, 2007:

Embedded derivative instruments	33,726,060
Freestanding derivatives (warrants and options)	11,162,790

44,888,850

Gain for the quarters ended March 31, 2007 and 2006 associated with adjustments recorded to reflect the aforementioned derivatives at fair value amounted to $15,926 and $3,007,900, respectively.

6.	Contracts in progress

Uncompleted contracts of March 31, 2007 are summarized as follows:

Costs incurred on uncompleted contracts	$36,520,668
Estimated earnings on uncompleted contracts	6,279,830

Less billings to date	42,800,498
(43,142,337)

$(341,839)

The components of this amount are included on the balance sheet under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$2,167,469
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,509,308)

$(341,839)

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

7.	Notes payable

Notes payable at March 31, 2007 consists of the following:

Insurance premium finance agreement, payable in six monthly payments of $5,841, bearing interest at 10.35%	$5,841
$100,000 unsecured note payable dated March 14, 2007, bearing interest at 8.00%, payable in full with accrued interest at maturity, on May 7, 2007 (unpaid as of May 21, 2007)	100,000

$105,841

8.	Notes payable, related party

In January 2006, the Company through its subsidiary SolarDiesel Corporation entered into a revolving line of credit promissory note in the amount of $3,000,000, with “US Sustainable Energy Corp., an entity related to John Stanton, the Company’s Chairman of the Board, Chief Executive Officer, and President. In June 2006, the amount of the revolving line of credit promissory note was increased to $5,000,000, and the terms were modified to require no payments until January 2009. The Promissory note accrues interest at the rate of 6%. Simultaneously with the execution of the promissory note, the Company entered into a security agreement pledging as collateral all of debtor’s right title and interest in and to all Palm Oil and Palm Methyl Ester Products, and any and all assets associated with the biofuels business of SolarDiesel Corporation. As of March 31, 2007, the balance including accrued interest was $4,819,066.

9.	Stockholders equity:

The following information pertains to stock options outstanding and exercisable at March 31, 2007:

	Options outstanding	Options exercisable
Total options	15,533,800	13,325,800
Weighted average exercise price	$0.08	$0.08
Weighted average contracted term in years	7.6	7.3
Intrinsic value	$250,000	$194,750

Through March 31, 2008 the Company expects to record $67,256 of compensation expense for options not yet vested.

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

10.	Commitments and Contingencies

Lease obligations:

The Company leases vehicles and certain office equipment under noncancellable operating leases for periods up to four years. In addition, the Company conducts its operations in a facility leased from a related corporation owned by certain stockholders of the Company.

The total rent expense for the three months ended March 31, 2007 and 2006 was approximately $248,816 and $244,209, respectively, of which approximately $190,502 and $185,671, respectively, was for the facility leased from the related corporation.

Approximate future minimum rentals on noncancellable leases at March 31, 2007 are as follows:

Year ending March 31,
2008	$227,090
2009	190,012
2010	118,169

$535,271

Legal proceedings:

The Company is involved in litigation with Ruggero Maria Santilli (“Santilli”), The Institute for Basic Research, Inc. (“IBR”), and Hadronic Press, Inc. (“Hadronic”) concerning certain aspects of the Company’s liquid waste technologies.

The matters contemplated above will be referred to as the “Hadronic Suit”. Hadronic claims to own the intellectual property rights to one or more aspects of our liquid waste technologies.

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

The litigation described above does not involve the technology we are developing in connection with its efforts for the processing of used automotive tires.

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

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

CNC Associates, Inc. obtained a judgement in September 2000 in the amount of approximately $400,000 relative to one of these deficiency balances, and the Company is negotiating a settlement.

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

The Company is currently involved in an adversary proceeding pending in the Bankruptcy Court in the Middle District of Florida, Tampa division. The action was filed on December 23, 2003 and is entitled “Electric Machinery Enterprises, Inc. vs Hunt, Clark/Construct Two, a Joint Venture, and Orange County (Adversary No. 03-00811)”. In August of 2001, EME was contracted to perform services on the construction project of Phase V of the Orlando Orange County Convention Center. During the project, various disputes arose relative to the work required, and many unforeseen disruptions not caused by EME resulted in a severe delay in the prosecution of the work. EME completed the job, and in doing so incurred substantial costs far in excess of those estimated. The dollar amount of the claim is approximately $9,000,000. The entire amount is disputed. EME expects to collect the full amount of this claim plus interest and attorney’s fees. The defendants have asserted various technical contract related defenses. Therefore, EME cannot estimate when the recovery, if any, is expected, as EME cannot predict whether or not Defendants will appeal any judgment entered in EME’s favor. This amount is not carried as an asset on the balance sheet, and will only be recorded as revenue when and if the claim is favorably settled.

The Company has other litigation and disputes that arise in the ordinary course of its business, including significant vendor litigations seeking payment of past due trade balances. The Company has accrued amounts for which it believes all of its litigation will ultimately be settled.

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

11.	Subsequent Events

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

Commencing with the Company’s acquisition of EME in the fourth quarter of 2004, and the establishment of SolarDiesel Corporation in 2005, the Company operates in three business segments. The waste disposal segment is focused on research and development and bringing the existing technologies to commercial realization. The Contracting segment operates electrical contracting and subcontracting services on commercial, residential and municipal construction projects primarily in Florida and the Caribbean. The Caribbean projects are all denominated in U.S. currency. The Biofuels segment is focused on the importing and producing of biodiesel fuels.

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

SEGMENT INFORMATION FOR THE THREE MONTHS ENDED MARCH 31, 2007 IS AS FOLLOWS:

	Waste Disposal	Contracting	Biofuels	Total
Revenue	$—	$7,462,190	$150,831	$7,613,021
Cost of Sales		6,270,439	279,046	6,549,485

Gross profit (loss)	—	1,191,751	(128,215)	1,063,536
Selling, general and administrative expenses	267,895	1,112,655	396,964	1,777,514
Research and development expenses	107,126	—	27,215	134,341

Income (loss) from operations before reorganization item, income taxes and majority interest	(375,021)	79,096	(552,394)	(848,319)
Other income (expense)
Miscellaneous income	—	10,717	—	10,717
Interest expense	(1,828)	(18,250)	(36,321)	(56,399)

Income (loss) before reorganization item, income taxes and minority interests	(376,849)	71,563	(588,715)	(894,001)
Reorganization item, professional fees related to bankruptcy and pursuit of claims		(40,002)		(40,002)

Income (loss) before minority interests	(376,849)	31,561	(588,715)	(934,003)
Minority interests		—		—

Income (loss) from operations	(376,849)	31,561	(588,715)	(934,003)

Net Income (loss)	$(376,849)	$31,561	$(588,715)	$(934,003)

Total Assets	$2,599,793	$19,443,504	$866,385	$22,909,682

Goodwill		$6,000,000		$6,000,000

Reconciliation of Segment Amounts Reported to Condensed Consolidated Amounts

Revenue
Total revenues for reportable segments	$7,613,021

Total consolidated revenue	$7,613,021

Net loss
Total loss for reportable segments	$(934,003)
Unallocated amounts relating to corporate operations
Miscellaneous income	146
Selling, general and administrative expenses	(352,221)
Interest expense	(580,048)
Derivative gain	15,926

Total consolidated net loss	(1,850,200)

Assets
Total assets for reportable segments	$22,909,682
Corporate investments and other assets	315,086

Total consolidated assets	$22,594,596

SEGMENT INFORMATION FOR THE THREE MONTHS ENDED MARCH 31, 2006 IS AS FOLLOWS:

	Waste Disposal	Contracting	Biofuels	Total
Revenue	—	11,299,201	99,261	11,398,462
Cost of sales	—	9,777,853	113,700	9,891,553
Gross profit	—	1,521,348	(14,439)	1,506,909
Selling, general and administrative	281,605	1,303,626	237,553	1,822,784
Research and development	154,518	—	—	154,518

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

Catalytic Activated Vacuum Distillation Process (“CAVD”) Reactors

EarthFirst developed the Catalytic Activated Vacuum Distillation Process Reactor. The CAVD Reactor offers a unique solution to the problem of disposing of harmful solid wastes in and environmentally friendly manner and produces recyclable and reusable by-products.

We believe that the CAVD Reactor can be designed to process a number of harmful solid waste products. We anticipate that governmental and nongovernmental entities who are faced with the problem of disposing of various types of solid waste products through conventional means will conclude that the CAVD Reactors can provide a superior, safe and effective means processing these waste products into recyclable material.

Initially, we are focusing on the processing of rubber tires through our demonstration plant in Mobile, Alabama. We have also processed carbon laden non-waste products. The typical results of processing materials in our CAVD reactor is the production of alternative fuels consisting of a synthetic gas, oil products and some form of carbon based powder or crumb. Other uses are also being pursued. Such uses include the recycling of carpet materials, the destruction of animal waste and remains, transuranic wastes (e.g. gloves, overalls, tools, etc. that have been exposed to low levels of radiation), and medical wastes.

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

The financial viability of the CAVD Reactor for use in processing used tires is dependant upon the successful sale of the by-

products recovered.. We believe that the carbon and oil by-products represent the greatest value of this process. With current oil pricing reaching levels as high as $72 per barrel, the attractiveness of the CAVD technology has grown beyond the prior emphasis on carbon. It is expected that the steel recovered from the process will be sold for scrap and the oil recovered can be used as an industrial oil or other fuel. Optimal operation of the CAVD Reactor may include the use of a generator with the reactor which can utilize the gas produced from the processing to produce electricity that can be both used by the operator of the reactor and additional electricity sold to the electrical grid.

Testing of the various carbon recovered from our CAVD Reactor has led us to believe that, at the current time, the best carbon product to market is a substitute for certain series of commodity grade carbon black

As with most new products, it is time consuming for the end users of the carbon to satisfy themselves as to the advantages of this product over the products that they are currently using. To hasten the acceptance of our carbon in the marketplace, the Company is working with several potential end users who are conducting substantive testing of the carbon for use in their operations. An added advantage is that the CAVD carbon may qualify for “Carbon” of “Green” credits, because it reduces CO2 production during manufacturing and creates a recycled carbon.

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

Based upon our experiences thus far, we expect that there is considerable interest in the CAVD Reactor from potential users. We believe that delays in the creation of definitive agreements with the end users of the CAVD Reactors are waiting for the finalization of our renovated and upgraded design for our Mobile reactor. We than expect our technology to gain immediate credibility in the marketplace with both a variety of potential end users of the CAVD Reactors as well as the end users of carbon and other products recovered in the process. It is envisioned that future efforts would include work on adapting the CAVD Reactors to process other solid waste streams such as municipal solid wastes, animal remains, and certain types of industrial waste products. However, there can be no assurance that the Company will ultimately be successful in achieving such arrangements / agreements.

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

SolarDiesel Corporation (formerly EarthFirst Americas, Incorporated) (Biofuels)

SolarDiesel Corporation (“SDC”), (formerly EarthFirst Americas Incorporated), was originally formed to develop the market opportunities available and associated with Palm Oil as a feed stock for bio-fuels. The Company initially imported palm oil biodiesel from Central America for research, development and resale. While the Company continues to sell biodiesel on a wholesale basis, the focus of its efforts are now geared toward the establishment of a bio-refinery capable of producing multiple products, primarily the production of ASTM 6751 biodiesel, which can be used as a substitute for petroleum diesel in all markets.

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

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006.

Revenues for the three month period ending March 31, 2007 in the amount of $7,613,021, represents a decrease of $3,785,441 or approximately 33% when compared to $11,398,462 for the three month period ending March 31, 2006. Biofuel sales for this three month period of $150,831 represent approximately 2% of total sales for the quarter. Substantially all revenues are generated from contracting and subcontracting services.

Gross profit for the three month period ended March 31, 2007 decreased from $1,506,909 to $1,063,536, or approximately 29%. Gross profit percentages for the three month periods ended March 31, 2007 and 2006 were approximately 14% and 13% respectively. Although revenues for the three months ended March 31, 2007 have declined significantly when compared to those for the three months ended March 31, 2006, the Company has maintained a consistent gross profit percentage.

Selling, general and administrative expenses for the three-month period ending March 31, 2007 decreased by $143,981, from $2,273,716 in the prior year, to $2,129,735 in the current period, or a decrease of approximately 9% compared to the three-month period ending March 31, 2006.

Research and development expenses for the three months ended March 31, 2007 decreased from $154,518 to $134,341, or a 13% decrease when compared to the three month period ended March 31, 2006.

Loss from operations increased by $279,215 from a loss for the three months ended March 31, 2006 of $921,325 to a loss of $1,200,540 for the three months ended March 31, 2007 This increased loss is primarily due to lower revenues.

Gain on extinguishment of debt for the three months ended March 31, 2006 are attributable to the settlement of the unsecured creditors in EME’s plan of reorganization. There are no gains on extinguishment of debt for the three months ended March 31, 2007

During the three months ended March 31, 2006, the company realized income from the settlement of a claim that the company had been pursuing for approximately two years in the amount of $1,100,000. This amount was recognized as income upon receipt of the funds. The Company has not realized any claims recovery for the three months ended March 31, 2007

Derivative gain decreased from a gain of $3,007,900 for the three month period ended March 31, 2006 to a gain of $15,926 for the three month period ended March 31, 2007. The derivative gain is associated with the Laurus credit facility and fluctuations occur normally in the fair value adjustment of the derivatives each reporting period, which result primarily from fluctuations in the Company’s stock price.

Interest expense decreased from $1,312,819 for the three-month period ended March 31, 2006 to $636,447 for the three months ended March 31, 2007 This decrease in interest expense is primarily due to amortization of the debt discounts associated with the Laurus credit facility, and the reduction in the amount of principal when compared to the prior year.

Minority interest expense was zero for the three month period ended March 31, 2007, as compared to $226,898 for the three month period ended March 31, 2006. The majority and minority interest expense is a function of the net income of the entities, which the Company does not wholly own. There were no activities in this entity in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Prior to its acquisition of EME in late 2004, the Company experienced net losses and, as such, experienced negative operating cash flows. The Company has historically funded these negative operating cash flows with proceeds from sales of common and preferred stock, as well as notes and convertible debentures and related party loans.

Commencing with the Company’s acquisition of EME in late 2004, the Company has restructured many of EME’s liabilities with funding provided by the Laurus credit facility discussed in Note 4 to the financial statements as well as additional related party loans.

As discussed in Note 8 to the financial statements, in January 2006, the Company secured a $5,000,000 line of credit with an entity related to the Company’s Chairman and Chief Executive Officer to facilitate the new biofuels business. Approximately $180,000 of this credit facility remains available at March 31, 2007.

We have experienced negative cash flows from operations of $4,043,159 during calendar 2006 and $3,944,975 during calendar 2005. These negative results were funded in 2006 by loans from an entity related to the Company’s Chairman, while the negative cash flows in 2005 were funded through the Laurus credit facility.

In calendar 2006, the Company had a gross profit in the contracting segment of approximately $4,600,000 as compared to approximately $9,600,000 on less revenue for calendar 2005. As most of the revenue of the Company comes from the contracting segment, this reduction in profitability is the primary reason for the cash shortfall. Bad debt expense of approximately $2,800,000, a negotiated settlement in Grand Cayman of approximately $1,000,000, and several jobs not realizing the profitability originally estimated (all in 2006) have caused the Company difficulty in meeting cash requirements.

At March 31, 2007, the Company had a working capital deficiency of approximately $6,700,000.

In evaluating the factors that caused the negative results of operations during the last two years, the Company in 2007 is improving the contracting segment to increase the quality of job estimating and implementation, as well as reducing selling, general and administrative overhead.

While the Company believes that anticipated revenues earned during 2007 accompanied by its restructuring efforts will be sufficient to bring profitability and a positive cash flow back to the Company, it is uncertain that these results will be achieved (while our gross profit percentage significantly increased in the first quarter of 2007 versus that achieved in 2006, revenues have significantly declined in 2007). Accordingly, the Company will, in all likelihood, have to raise additional capital to operate. There can be no assurance that such capital will be available when needed, or that it will be available on satisfactory terms.

As described in the report of our independent registered public accountants for the year ended December 31, 2006, as reported in our form 10KSB for 2006, the foregoing factors raise substantial doubt as to the ability of the Company to continue as a going concern.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: As of March 31, 2007, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(d) and 15d-15(d) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

The matters contemplated above will be referred to as the “Hadronic Suit”. Hadronic claims to own the intellectual property rights to one or more aspects of our liquid waste technologies.

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

The litigation described above does not involve the technology we are developing in connection with its efforts for the processing of used automotive tires.

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

CNC Associates, Inc. obtained a judgement in September 2000 in the amount of approximately $400,000 relative to one of these deficiency balances, and the Company is negotiating a settlement.

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

The Company is currently involved in an adversary proceeding pending in the Bankruptcy Court in the Middle District of Florida, Tampa division. The action was filed on December 23, 2003 and is entitled “Electric Machinery Enterprises, Inc. vs Hunt, Clark/Construct Two, a Joint Venture, and Orange County (Adversary No. 03-00811)”. In August of 2001, EME was contracted to perform services on the construction project of Phase V of the Orlando Orange County Convention Center. During the project, various disputes arose relative to the work required, and many unforeseen disruptions not caused by EME resulted in a severe delay in the prosecution of the work. EME completed the job, and in doing so incurred substantial costs far in excess of those estimated. The dollar amount of the claim is approximately $8,600,000. The entire amount is disputed. EME expects to collect the full amount of this claim plus interest and attorney’s fees. The defendants have asserted various technical contract related defenses.

Therefore, EME cannot estimate when the recovery, if any, is expected, as EME cannot predict whether or not Defendants will appeal any judgment entered in EME’s favor. This amount is not carried as an asset on the balance sheet, and will only be recorded as revenue when and if the claim is favorably settled.

The Company has other litigation and disputes that arise in the ordinary course of its business, including significant vendor litigation seeking payments of past due balances. The Company has accrued amounts for which it believes all of its litigation will ultimately be settled.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There have not been any unregistered sales of equity securities during the three months ended March 31, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Subsequent to December 31, 2006, the Company defaulted on certain terms of the Laurus credit facility in that it ceased making principal and interest payments on a monthly basis. On April 18, 2007, the Company made an interest payment in the amount of $123,985, and pursuant to correspondence received on that date, the Company is no longer in payment default, and Laurus has agreed to defer the past due principal payments while working together on a plan that is acceptable to both parties

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Security Holders of the Company for a vote during the three months ended March 31, 2007.

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
Date: May 21, 2007

	By:	/s/ John D. Stanton
John D. Stanton
Chief Executive Officer and President