Form 10QSB
period 2007-06-30
EARTHFIRST TECHNOLOGIES INC
filed 2007-08-20
CIK 1056748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended – June 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 9, 2007: 609,410,294 shares $.0001 par value common stock.

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

FORM 10-QSB

EARTHFIRST TECHNOLOGIES, INCORPORATED

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2007 (Unaudited)	December 31, 2006
Current assets:
Cash	$418,941	$115,000
Accounts receivable – net	4,950,963	8,649,533
Cost and estimated earnings in excess of billings on uncompleted contracts	1,268,923	1,692,063
Inventory	2,555,688	2,745,543
Prepaid expenses and other current assets	93,245	101,599

Total current assets	9,287,760	13,303,738

Property and equipment, net	4,282,084	4,746,416
Goodwill	6,000,000	6,000,000
Loan costs and discounts	211,938	353,230
Other assets	796,306	263,775

	$20,578,088	$24,667,159

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable	$840,785	$23,064
Secured convertible notes payable	6,624,159	4,393,812
Accounts payable and accrued expenses	9,296,731	11,256,232
Billings in excess of cost and estimated earnings on uncompleted contracts	914,054	2,662,655

Total current liabilities	17,675,729	18,335,763

Secured convertible notes payable, non current	—	315,340
Derivative liabilities	1,536,257	1,005,596
Notes payable, related parties	4,825,927	4,561,660

Total liabilities	24,037,913	24,218,359

Minority interest	—	118,820
Commitments and contingencies (Note 10)	—	—

Stockholders’ equity (deficit):
Common stock, par value $.0001, 750,000,000 shares authorized, 609,410,294 and 604,260,294 shares issued and outstanding	60,941	60,426
Additional paid-in capital	88,984,865	87,816,914
Accumulated deficit	(92,505,631)	(87,547,360)

Total stockholders’ equity (deficit):	(3,459,825)	329,980

	$20,578,088	$24,667,159

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Revenue	$6,740,461	$12,941,939	$14,353,482	$24,340,401
Cost of sales	4,778,650	11,244,286	11,328,135	21,135,839

Gross profit	1,961,811	1,697,653	3,025,347	3,204,562

Selling, general and administrative expenses	2,526,182	2,749,590	4,655,917	5,023,306
Research and development expenses	110,005	40,776	244,346	195,294

Loss from operations before reorganization item, income taxes and majority and minority interest	(674,376)	(1,092,713)	(1,874,916)	(2,014,038)

Other income (expense):
Gain on extinguishment of debt, bankruptcy	—	36,395	—	81,020
Claims recovery	—	—	—	1,100,000
Miscellaneous income	14,832	139,722	25,695	173,420
Derivative gain (loss)	(546,587)	618,868	(530,661)	3,626,768
Interest expense	(1,679,191)	(904,830)	(2,315,638)	(2,217,649)

Income (loss) before reorganization item, income taxes and minority interest	(2,885,322)	(1,202,558)	(4,695,520)	749,521

Reorganization item, professional fees related to bankruptcy and pursuit of claims	(222,749)	(150,042)	(262,751)	(247,697)

Income (loss) before income taxes and minority interest	(3,108,071)	(1,352,600)	(4,958,271)	501,824
Provision for income taxes	—	—	—	—

Income (loss) before minority interest	(3,108,071)	(1,352,600)	(4,958,271)	501,824
Minority interest	—	(104,323)	—	(331,221)

Net Income (loss)	(3,108,071)	(1,456,923)	$(4,958,271)	$170,603

Net Income (loss) per common share/basic and diluted	$(.005)	$(.002)	$(.008)	$.003

Weighted average shares outstanding Basic and fully diluted	606,646,712	598,958,231	605,458,084	598,517,411

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(4,958,271)	$170,603
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Share based compensation	243,566	—
Expenses funded though issuance of stock	156,000	37,500
Minority interest in joint venture	(43,820)	331,221
Derivative (gain) loss	530,661	(3,626,768)
Amortization of debt discount	1,915,007	1,781,577
Depreciation and amortization	600,519	259,343
Gain on cancellation of debt	—	(81,020)
Increase (decrease) in cash due to changes in:
Current assets	4,561,393	(3,289,757)
Current liabilities	(3,708,102)	1,049,211

Net cash flows from operating activities	(703,047)	(3,368,090)

Cash flows from investing activities:
Acquisition of property and equipment	—	(209,977)

Net cash flows from investing activities	—	(209,977)

Cash flows from financing activities:
Proceeds from note payable, related party	264,267	3,216,343
Proceeds from notes payable	940,198
Distribution to minority interest in consolidated subsidiary	(75,000)
Repayment of long-term debt	(122,477)	(652,403)

Net cash flows from financing activities	1,006,988	2,563,940

Increase (decrease) in cash	303,941	(1,014,127)
Cash, beginning of period	115,000	1,202,480

Cash, end of period	$418,941	$188,353

Supplemental schedule of non-cash financing and investing activities:

During 2007, the Company

•	Issued 1,950,000 shares of common stock, as partial satisfaction of a judgment.

•	Acquired $768,900 of inventory as a capital contribution from the principal stockholder.

During 2006, the Company:

•	Issued 700,000 shares of common stock, as a cashless exercise of an option to purchase 1,000,000 common shares.

•	Issued 5,013,601 shares of common stock as a cashless exercise of an option to purchase 5,570,668 common shares.

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

SIX MONTHS ENDED JUNE 30, 2007

(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2006	604,260,294	$60,426	$87,816,914	$(87,547,360)	$329,980

Stock issued as partial satisfaction of judgment	1,950,000	195	155,805		156,000

Share based compensation	3,200,000	320	243,246		243,566
Contribution of inventory by principal stockholder			768,900		768,900
Net loss				(4,958,271)	(4,958,271)

Balances June 30, 2007 (unaudited)	609,410,294	$60,941	$88,984,865	$(92,505,631)	$(3,459,825)

See notes to condensed consolidated financial statements.

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

1.	Nature of business, basis of presentation and summary of significant accounting policies:

Nature of business:

EarthFirst Technologies, Incorporated, a Florida Corporation formed in 1997, is a specialized holding company owning subsidiaries engaged in developing and commercializing technologies for the production of alternative fuel sources and the destruction and/or remediation of liquid and solid waste and most recently focusing on its products and technologies that reduce CO2 footprint and reduce greenhouse gas emissions. The Company also supplies electrical contracting services internationally.

The Company’s solid waste division, operated through World Environmental Solutions Company, Inc. (WESCO), a wholly owned subsidiary, remained focused on the commercialization of its “Solid Waste Remediation Plant” in Mobile, Alabama. This unit is known as the “Catalytic Activated Vacuum Distillation Process (“CAVD”) Reactor”. This plant can process rubber tires on a demonstration basis extracting carbon and other raw materials for resale. This process efficiently disposes of the tires in an environmentally compliant manner that allows raw materials from those waste products to be recycled and reused. This process also requires significantly less energy and causes significantly less CO2 emissions to produce certain of its by-products than standard commercial methods.

The Company anticipates providing additional CAVD plants to customers in various industries. The Company expects to bring proven technology in replicating its production plants and distribution network for the sale of the by-products produced in the process. No revenues have been generated through the solid waste division.

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

The Company’s biofuels division, operated through SolarDiesel Corporation, a wholly owned subsidiary, is primarily focused on facilitating commercial scale production and distribution of biofuels produced from palm oil, soy and rapeseed in the US, Latin America, the Caribbean, Europe and Asia, as well as other bio-refined products. Because bio-refinery products are made from vegetable based feedstock, they release almost no CO2 on a lifecycle basis. Only a small percentage of the Company’s total revenue have been generated to date from biofuel sales.

Through its Electric Machinery Enterprises, Inc. subsidiary (EME), the Company performs services as an electrical contractor and subcontractor in the construction of commercial, residential and municipal projects primarily located in Florida and the Caribbean. Substantially all of the Company’s revenues were generated by EME in 2007 and 2006.

Basis of presentation:

The interim condensed consolidated financial statements of EarthFirst Technologies, Incorporated and its subsidiaries (“EarthFirst” or the “Company”) that are included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

Form 10-QSB. The December 31, 2006 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations, although we believe the disclosures which have been made are adequate to make the information presented not misleading. In the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the periods presented. The interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB for the year then ended. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Accounts Receivable, allowance for doubtful accounts, customer concentrations and foreign revenues:

Accounts receivable are customer obligations due under normal trade terms. Retainage on construction contracts, which aggregate $1,934,053 at June 30, 2007, and are included in accounts receivable, are contractual obligations of the customer that are withheld from progress billings until project completion and are generally collected within one year. The Company performs continuing credit evaluations of its customers’ financial condition and does not require collateral.

Senior management reviews receivables on a weekly basis to determine if any amounts may become uncollectible. Any contract receivable balances that are determined to be uncollectible, along with a general reserve, are included in the allowance for doubtful accounts. After all reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes the allowance for doubtful accounts of $2,689,164 is adequate as of June 30, 2007. However, actual wrte-offs could exceed this estimate.

Accounts receivables from three customers accounted for approximately 36% of the Company’s trade accounts receivable balance at June 30, 2007. There are no individual customers representing 10% of revenues for the six months ended June 30, 2007. Approximately 51% of revenues for the six months ended June 30, 2007 were from off shore contracts.

Contract Claims

As of June 30, 2007 the Company has certain contracts and claims in various stages of negotiation, arbitration and litigation in the approximate amount of $9,000,000. The Company is attempting to resolve these matters, and expects to be successful in recovering these amounts. However, as in all matters in litigation, the outcome is not certain and amounts recovered, if any, could be materially different than expected. The Company does not record contract claims until such claims are realized pursuant to guidance in Statement of Position 81-1 Accounting for Performance Construction-Type and Certain

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

Production-Type Contracts. The guidance states that “recognition of amounts of additional contract revenue relating to claims is appropriate only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated.” Those two requirements are satisfied by the existence of all of the conditions described in the pronouncement. All of the conditions were not present so these claims are considered to be contingent gains and will be recorded when realized. These amounts, which are not carried as assets on the balance sheet, will be recorded as revenue when such claims are settled.

During the first quarter of 2006, the Company recognized $1,100,000 in revenue for amounts that were collected in relation to such claims. This claim recovery is included in other income in the accompanying statement of operations for the six months ended June 30, 2006.

Net income (loss) per share:

The Company computes income (loss) per share under Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The statement requires presentation of two amounts; basic and diluted loss per share. Basic loss per share is computed by dividing the income or loss available to common stockholders by the weighted average common shares outstanding. Diluted earnings per share would include all common stock equivalents unless anti-dilutive. The Company has not included the following outstanding options and warrants, or convertible debentures as common stock equivalents as of June 30, 2007 because the effect would be anti-dilutive.

Shares issuable upon exercise of outstanding options	15,533,800
Shares issuable upon exercise of outstanding warrants	84,562,790
Shares issuable upon conversion of debentures	33,726,060

Total	133,822,650

2.	Management’s plans regarding liquidity and capital resources:

The Company has historically funded any negative operating cash flows with proceeds from sales of stock, as well as notes, convertible debentures and related party loans. Commencing with the Company’s acquisition of EME in late 2004, the Company restructured many of EME’s liabilities with funding provided by the Laurus credit facility discussed in Note 4 as well as additional related party loans.

As discussed in Note 8, in January 2006, the Company secured a $5,000,000 line of credit with an entity related to the Company’s Chairman and Chief Executive Officer. The Company has exceeded the amount of this credit facility by approximately $600,000 at June 30, 2007.

The Company experienced significant losses and negative cash flows from operations during 2006

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

as a result of bad debt expense of approximately $2,800,000, a loss on a negotiated settlement on a contract in the Caribbean of approximately $1,000,000, and several jobs not realizing the profitability originally estimated, all of which have caused the Company difficulty in meeting cash requirements. In evaluating the factors that caused these 2006 negative results of operations, the Company in 2007 has taken steps to improve operating results in the contracting segment by improving the quality of job estimating and implementation, as well as reducing selling, general and administrative overhead.

While the Company believes that anticipated revenues earned during 2007 accompanied by its cost reduction efforts will ultimately be sufficient to bring profitability and positive operating cash flow back to the Company, it is uncertain that these results will be achieved (while our gross profit percentage significantly increased in the first two quarters of 2007 versus that achieved in 2006, revenues have significantly declined in 2007). As such, the Company continues to experience cash flow difficulties and is delinquent on payment of many of its trade payables, its secured convertible notes (see note 4) and a $100,000 unsecured note payable (see Note 7). Accordingly, the Company will have to raise additional capital to operate. There can be no assurance that such capital will be available, or that it will be available on satisfactory terms.

As described in the report of our independent registered public accountants for the year ended December 31, 2006, as reported in our form 10KSB for 2006, the foregoing factors raise substantial doubt as to the ability of the Company to continue as a going concern.

3.	Inventory

Inventory consists of the following at June 30, 2007:

Electrical and construction supplies	$1,275,307
B-100, biodiesel fuel	511,481
Water filtration equipment	768,900

$2,555,688

4.	Secured Convertible Notes Payable

The following table reflects balances of the secured convertible notes with Laurus Master Fund, Ltd. at June 30, 2007:

Face value $1,300,000 Secured Convertible Term Note, variable rate of prime plus 2.5% (10.75% at June 30, 2007), due in stated monthly payments of $100,000 through March 30, 2008.	$1,300,000

Face value $1,000,000 Secured Convertible Minimum Note, variable rate of prime plus 2%, subject to 7% floor (10.25% at June 30, 2007), due at maturity on March 30, 2008.	1,000,000

Face value $4,324,159 Secured Convertible Revolving Note, variable rate of prime plus 2%, subject to 7% floor (10.25% at June 30, 2007), due at maturity on March 30, 2008.	4,324,159
6,624,159
Less current maturities	(6,624,159)

$—

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

Subsequent to December 31, 2006, the Company defaulted on certain terms of the Laurus credit facility in that it ceased making principal and interest payments on a monthly basis. On April 18, 2007, the Company made an interest payment in the amount of $123,985, and pursuant to correspondence received on that date, the Company was no longer in payment default, and Laurus agreed to defer the past due principal payments while working together on a plan that is acceptable to both parties. At June 30, 2007, the Company is delinquent in interest payments in the amount of approximately $116,000. The Company, along with Laurus is currently developing a forbearance agreement, and a work out plan. No assurance can be given that such a plan will be consummated; failure to consummate such an agreement will have a material adverse effect on the Company as substantially all of the Company’s assets are pledged on these notes. Since the notes are immediately callable due to the payment default, the Company has recorded any previously unamortized debt discount as interest expense and now carries the notes at their face value.

5.	Derivative Financial Instruments

The caption Derivative Financial Instruments consists of (i) the fair values associated with derivative features embedded in the Laurus Convertible Secured Term Notes and (ii) the fair values of the detachable warrants that were issued in connection with those financing arrangements.

The following tabular presentation reflects the components of Derivative financial instruments on the Company’s balance sheet at June 30, 2007:

(Assets) Liabilities:
Embedded derivative instruments	$965,281
Freestanding derivatives (warrants and options)	570,977

$1,536,257

The following tabular presentation reflects the number of common shares into which the aforementioned derivatives are indexed at June 30, 2007:

Common shares indexed:
Embedded derivative instruments	33,726,060
Freestanding derivatives (warrants and options)	11,162,790

44,888,850

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

6.	Contracts in progress

Uncompleted contracts are summarized as follows:

Costs incurred on uncompleted contracts	$24,925,873
Estimated earnings on uncompleted contracts	5,656,479

30,582,352
Less billings to date	(30,227,483)

$(354,869)

The components of this amount are included on the June 30, 2007 balance sheet under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$1,268,923
Billings in excess of costs and estimated earnings on uncompleted contracts	(914,054)

$354,869)

During the six months ended June 30, 2007, the Company recognized approximately $500,000 of additional revenue and gross profit as a result of changes in contract cost estimates as of December 31, 2006.

7.	Notes payable

Notes payable at June 30, 2007 consists of the following:

$500,000 revolving credit facility payable monthly to Fifth Third Bank, secured by biodiesel inventory, interest at LIBOR plus 2.5% to 2.75%, with a maturity of April 2008	$241,000

$500,000 revolving credit facility payable monthly to Fifth Third Bank, secured by water filtration equipment inventory, interest at LIBOR plus 2.5% to 2.75%, with a maturity of November 2007	499,785

$100,000 unsecured note payable dated June 30, 2007, bearing interest at 8.00%, payable in full with accrued interest at maturity on May 7, 2007 (unpaid as of August 20, 2007)	100,000

$840,785

8.	Notes payable, related party and related party transactions

In January 2006, the Company through its subsidiary SolarDiesel Corporation entered into a revolving line of credit promissory note in the amount of $3,000,000, with “US Sustainable Energy Corp., an entity related to John Stanton, the Company’s Chairman of the Board, Chief Executive Officer, and President. In June 2006, the amount of the revolving line of credit promissory note was increased to $5,000,000, and the terms were modified to require no payments until January 2009. The Promissory note accrues interest at the rate of 6%. Simultaneously with the execution of the promissory note, the Company

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

entered into a security agreement pledging as collateral for the promissory note, all of debtor’s right title and interest in and to all Palm Oil and Palm Methyl Ester Products, and any and all assets associated with the biofuels business of SolarDiesel Corporation.

In April 2007, John Stanton made a capital contribution of twenty two (22) Water Purification Plants to be held for resale. The transaction was recorded at $768,900, the cost basis of the related party.

As of June 30, 2007, the balance, including accrued interest, was $4,825,927.

9.	Stockholders equity:

The following information pertains to stock options outstanding and exercisable at June 30, 2007:

	Options outstanding	Options exercisable
Total options	15,533,800	13,325,800
Weighted average exercise price	$0.08	$0.08
Weighted average contracted term in years	7.4	7.1
Intrinsic value	$350,000	$272,650

As of June 30, 2007 the Company expects to record $41,990 of compensation expense through March 31, 2008 for options not yet vested.

On May 4, 2007 the Company issued 3,200,000 shares of common stock to outside directors.

See Note 10 for stock issued as partial settlement of claim.

10.	Commitments and Contingencies

Lease obligations:

The Company leases vehicles and certain office equipment under noncancellable operating leases for periods up to four years. In addition, the Company conducts its operations in a facility leased from a related corporation owned by certain stockholders of the Company.

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

The total rent expense for the six months ended June 30, 2007 and 2006 was approximately $496,308 and $500,880, respectively, of which approximately $381,003 and $381,003 respectively, was for the facility leased from the related corporation.

Approximate future minimum rentals on noncancellable leases at June 30, 2007 are as follows:

Year ending June 30,
2008	$219,339
2009	185,880
2010	71,737

$476,956

The Company made an initial $500,000 refundable deposit on a facility lease agreement for the purpose of constructing a biodiesel manufacturing plant on these leased facilities in Illinois. The agreement requires further refundable deposits in 2008 and 2009. The lease term is initially for a period of three years commencing on October 1, 2007, with four additional three year renewal options. Monthly rentals under the terms of the lease for the initial three year term range from $187,500 to $333,333. Subsequent rentals are subject to increases based upon the Producers Price Index for Industrial commodities. The lease agreement contains certain obligations of both parties in order to effectuate the lease.

Legal proceedings:

The Company is involved in litigation with Ruggero Maria Santilli (“Santilli”), The Institute for Basic Research, Inc. and Hadronic Press, Inc. (“Hadronic”) concerning certain aspects of the Company’s liquid waste technologies. Hadronic claims to own the intellectual property rights to one or more aspects of our liquid waste technologies. Management continues to believe that the Company owns all of the intellectual property rights necessary to commercialize and further develop its liquid and solid waste technologies without resorting to a license from any third parties. During 2004, the Company attempted to reach agreement with Santilli and his related parties to resolve the differences between the parties. As of this date, the parties are continuing their efforts to resolve their differences. This litigation does not involve the technology the Company is developing in connection with our efforts for the processing of used automotive tires.

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

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

CNC Associates, Inc. obtained a judgment in September 2000 in the amount of approximately $400,000 relative to one of these deficiency balances. On May 9, 2007, and pursuant to Florida Statutes section 56.29, the Pinellas County Circuit Court has ordered by May 19, 2007, that EarthFirst Technologies, Incorporated;

(a)	turn over to CNC the EFTI treasury shares or if there are no issued treasury shares, then EFTI is directed to reissue the shares to CNC in partial satisfaction of the judgment; and

(b)	turn over to the Pinellas County Sheriff, 100% of the shares of SolarDiesel Corporation, and such shares are to be sold by a publicly advertised sheriff sale.

The Company has issued 1,950,000 shares of common stock (with a $156,000 fair value) to CNC in partial satisfaction of the judgment, and has filed a motion for reconsideration relative to the shares of SolarDiesel Corporation to be heard on October 4, 2007. The Company believes the Solar Diesel shares may not be turned over as they are being held by a secured related party lender of SolarDiesel pursuant to a stock pledge. The Company’s biofuels business segment is conducted by SolarDiesel Corporation. Should the Company ultimately be forced to convey these shares as ordered by the court, the ability to conduct operations in that business segment could be significantly reduced or eliminated.

Included in the balance of accrued expenses and other current liabilities is our estimate of the remaining amount at which the matters contemplated above will ultimately be resolved. Approximately $700,000, less the $156,000 fair value of the common stock issued has been recorded as a liability in the June 30, 2007 balance sheet as attributable to the disputed matters contemplated above. While management believes the amounts recorded are adequate, there can be no assurance that actual liabilities that may result from the resolution of these matters will not exceed recorded amounts

We are involved in litigation with the liquidator of Amwest Surety Company based on a final judgment entered against Amwest in the amount of $432,471 in favor of Sunhouse Construction. Amwest is seeking recovery from Electric Machinery Enterprises, Inc. for this amount. There is no reasonable manner to determine with any degree of certainty as to the outcome of the objection to Amwest’s claim. As this claim pertains to transactions that occurred prior to EME’s bankruptcy, settlements if any would fall under the reorganization plan for unsecured creditors capping the amount to 75% of the allowed claim, payable over 5 years. At this time, management is aggressively defending against this claim, and has not made any provision for a liability associated with it.

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

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

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

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

SEGMENT INFORMATION FOR THE SIX MONTHS ENDED JUNE 30, 2007 IS AS FOLLOWS:

	Waste Disposal	Contracting	Biofuels	Total
Revenue	$—	$13,823,916	$529,566	$14,353,482
Cost of Sales		10,730,468	597,667	11,328,135

Gross profit (loss)	—	3,093,448	(68,101)	3,025,347
Selling, general and administrative expenses	496,227	2,287,804	694,352	3,478,383
Research and development expenses	194,192		50,154	244,346

Income (loss) from operations before reorganization item, income taxes and majority interest	(690,419)	805,644	(812,607)	(697,382)
Other income (expense)
Miscellaneous income		25,187		25,187
Interest expense	(3,935)	(55,584)	(70,953)	(130,472)

Income (loss) before reorganization item, Income taxes and majority and minority interests	(694,354)	775,247	(883,560)	(802,667)
Reorganization item, professional fees related to bankruptcy and pursuit of claims		(262,751)		(262,751)

Income (loss) before majority and minority interests	(694,354)	512,496	(883,560)	(1,065,418)
Majority interest and minority interests		—		—

Income (loss) from operations	(694,354)	512,496	(883,560)	(1,065,418)

Net Income (loss)	$(694,354)	$512,496	$(883,560)	$(1,065,418)

Total Assets	$2,423,443	$15,646,835	$1,874,423	$19,944,701

Goodwill		$6,000,000		$6,000,000

Reconciliation of Segment Amounts Reported to Condensed Consolidated Amounts
Revenue
Total revenues for reportable segments	$14,353,482

Total consolidated revenue	$14,353,482

Net loss
Total loss for reportable segments	$(1,065,418)
Unallocated amounts relating to corporate operations
Miscellaneous income	508
Selling, general and administrative expenses	(1,177,534)
Interest expense	(2,185,166)
Derivative loss	(530,661)

Total consolidated net income	$(4,958,271)

Assets
Total assets for reportable segments	$19,944,701
Corporate investments and other assets	633,387

Total consolidated assets	$20,578,088

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

SEGMENT INFORMATION FOR THE SIX MONTHS ENDED JUNE 30, 2006 IS AS FOLLOWS:

	Waste Disposal	Contracting	Biofuels	Total
Revenue	$—	$23,549,249	$791,152	$24,340,401
Cost of Sales	—	20,182,346	953,493	21,135,839

Gross profit (loss)	—	3,366,903	(162,341)	3,204,562
Selling, general and administrative expenses	648,559	2,751,405	362,327	3,762,291
Research and development expenses	155,323	—	—	155,323

Income (loss) from operations before reorganization item, income taxes and majority interest	(803,882)	615,498	(524,668)	(713,052)
Other income (expense)
Gain on extinguishment of debt, bankruptcy	—	81,020	—	81,020
Claims recovery	—	1,100,000	—	1,100,000
Miscellaneous income	—	110,040	56,306	166,346
Interest expense	—	(278)	(58,508)	(58,786)

Income (loss) before reorganization item, Income taxes and minority interests	(803,882)	1,906,280	(526,870)	575,528
Reorganization item, professional fees related to bankruptcy and pursuit of claims	—	(244,218)		(244,218)

Income (loss) before minority interest	(803,882)	1,662,062	(526,870)	331,310
Minority interest	—	(331,221)		(331,221)

Income (loss) from operations	(803,882)	1,330,841	(526,870)	89

Net Income (loss) for reportable segments	$(803,882)	$1,330,841	$(526,870)	$89

Total Assets	$2,978,293	$31,727,043	$1,991,129	$36,696,465

Goodwill		$15,323,152		$15,323,152

Reconciliation of Segment Amounts Reported to Condensed Consolidated Amounts
Revenue
Total revenues for reportable segments	$24,340,401

Total consolidated revenue	$24,340,401

Net loss
Total loss for reportable segments	$89
Unallocated amounts relating to corporate operations
Miscellaneous income	3,589
Selling, general and administrative expenses	(1,261,015)
Research and development expense	(39,965)
Interest expense	(2,158,863)
Derivative gain	3,626,768

Total consolidated net income	$170,603

Assets
Total assets for reportable segments	$36,696,465
Corporate investments and other assets	513,130

Total consolidated assets	$37,209,595

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

12.	Subsequent Events

(1)	On July 24, 2007, the Company and its subsidiary, Solar Diesel Corporation (“Solar”) entered into an agreement with Ultra Green Energy Corporation (“Ultra Green”) to co-develop and operate a bio-refinery in the Company’s leased facility in Channahon, Illinois (see Note 10).

Pursuant to the terms of the agreement, Ultra Green will be acquiring up to 35% in either Solar or a newly formed entity, to be determined by the parties, based on meeting certain performance standards.

More specifically, Ultra Green shall acquire this ownership interest as follows:

(a)	17.5% shall be issued on the assignment from Ultra Green of 60 million gallons of Ultra Green’s right to place biodiesel produced by a third party under a master off-take contract;

(b)	4% shall be issued upon the execution of a management agreement wherein Ultra Green shall be providing experienced personnel to develop and operate the Channahon facility, including its President, Thomas M. Campone;

(c)	2% shall be issued upon the completion by Ultra Green, at its own cost and expense, of certain preliminary work on the facility, including planning and implementation action and using its best efforts to obtain financing for the project.

(d)	2% shall be issued on the facility receiving government building grants of at least $3 million; and

(e)	9.5% shall be issued upon Ultra Green successfully operating the facility at a minimum level of 5 million gallons per month and the receipt of certain certifications for the facility.

As additional consideration, Ultra Green shall be entitled to receive warrants to acquire 4.9% of EFTI’s currently outstanding common stock at $.07 per share on the successful completion of (a) through (d) above, which includes the minimum government grant of $3,000,000. Additional warrants for EFTI’s common stock would be issuable based on certain benchmarks to be negotiated among the parties.

The agreement also provides for certain funding commitments by the parties, provisions for day-to-day management, certain restrictions, rights and obligations of the shareholders, including transfer restrictions, and corporate governance provisions, including a required two-thirds shareholder vote for certain actions, including acts not deemed to be in the ordinary cause of business.

EARTHFIRST TECHNOLOGIES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

(2)	On August 6, 2007 the Company and its WESCO subsidiary entered into a Memorandum of Agreement (“MOA”) with Orion Industrial Services (“OIS”) to joint venture the final commercial development and sale of WESCO’s CAVD reactor. This joint venture only includes the use of CAVD technology for scrap tire remediation.

Pursuant to the terms of the agreement, it is contemplated that an entity will be formed of which each party would retain an ownership interest of 50%. The investment in the joint venture entity will be comprised of assets, technology and services from each party.

More specifically, pursuant to the terms of the MOA:

(a)	WESCO and OIS will each contribute to RCT all intellectual property they have developed or develop in the future relating to the use of the CAVD reactor for tire remediation.

(b)	WESCO and OIS will contribute additional personnel and administrative resources to meet the requirements of RCT.

(c)	OIS will develop all Operating and other required Manuals for CAVD reactor operations.

(d)	WESCO will contribute up to $450,000 cash or cash equivalents to revamp the Mobile reactor and meet other requirements of the MOA.

(e)	OIS will contribute up to $850,000 cash or cash equivalents to revamp the Mobile reactor and meet other requirements of the MOA.

(f)	Profits from RCT will be split equally.

The MOA also contain provisions for day to day management of RCT, securing additional funds that may be needed by RCT, entity governance, the possible admission of other venturers and RCT’s requirement to have CAVD reactors and related facilities designed and built by Orion Engineering an OIS affiliate.

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

In general, the Company processes, on a demonstration basis, used tires by having shredded tires added to a low pressure, heated, catalytically driven process in the CAVD Reactor. The tires are converted to a high quality carbon and a light hydrocarbon mix that can be used as a fuel. Scrap steel and gases that can be used as a fuel are also recovered.

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

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

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

The Company believes that the recently announced joint venture with OIS will accelerate the commercialization of the CAVD Reactor, and allow the operation of an upgraded reactor in Mobile, Alabama by the end of 2007.

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

On August 6, 2007, the Company and its subsidiary, World Environmental Solutions Company, Inc. (WESCO) entered into an agreement with Orion Industrial Services Corporation to joint venture the final design, construction and commercial roll-out of its next generation tire processing facility.

Under the terms of the Agreement WESCO will contribute certain intellectual property rights relating to CAVD tire technology, use of the Mobile facility and up to $450,000 cash. Orion contributes certain intellectual property, construction and operational resources plus cash or cash equivalents of up to $850,000. Profits from the venture will be shared equally.

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

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

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

In April 2007, the Company through its subsidiary, SolarDiesel Corporation made an initial $500,000 refundable deposit on a facility lease agreement for the purpose of constructing a biodiesel manufacturing plant in Channahon, Illinois. The agreement requires further refundable deposits in 2008 and 2009. The lease term is initially for a period of three years commencing on October 1, 2007, with four additional three year renewal options. Monthly rentals under the terms of the lease for the initial three year term range from $187,500 to $333,333. Subsequent rentals are subject to increases based upon the Producers Price Index for Industrial commodities. The lease agreement contains certain obligations of both parties in order to effectuate the lease.

On July 24, 2007, the Company and its subsidiary, Solar Diesel Corporation (“Solar”) entered into an agreement with Ultra Green Energy Corporation (“Ultra Green”) to co-own and operate the Company’s bio-refinery in Channahon, Illinois.

Pursuant to the terms of the agreement, Ultra Green will be acquiring up to 35% in either Solar or a newly formed entity, to be determined by the parties, based on meeting certain performance standards.

More specifically, Ultra Green shall acquire this ownership interest as follows:

(a)	17.5% shall be issued on the assignment from Ultra Green of 60 million gallons of Ultra Green’s right to place biodiesel produced by a third party under a master off-take contract;

(b)	4% shall be issued upon the execution of a management agreement wherein Ultra Green shall be providing experienced personnel to develop and operate the Channahon facility, including its President, Thomas M. Campone;

(c)	2% shall be issued upon the completion by Ultra Green, at its own cost and expense, of certain preliminary work on the facility, including planning and implementation action and using its best efforts to obtain financing for the project.

(d)	2% shall be issued on the facility receiving government building grants of at least $3 million; and

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

(e)	9.5% shall be issued upon Ultra Green successfully operating the facility at a minimum level of 5 million gallons per month and the receipt of certain certifications for the facility.

As additional consideration, Ultra Green shall be entitled to receive warrants to acquire 4.9% of EFTI’s currently outstanding common stock at $.07 per share on the successful completion of (a) through (d) above, which includes the minimum government grant of $3,000,000. Additional warrants for EFTI’s common stock would be issuable based on certain benchmarks to be negotiated among the parties.

The agreement also provides for certain funding commitments by the parties, provisions for day-to-day management, certain restrictions, rights and obligations of the shareholders, including transfer restrictions, and corporate governance provisions, including a required two-thirds shareholder vote for certain actions, including acts not deemed to be in the ordinary cause of business.

The Company believes that its agreement with UGE will provide the management experience, financial contribution and off-take contract resources for the improvements and operations of the bio-refinery being developed.

The Company continues to explore the use of it’s CAVD technology to process vegetable feed stocks such as palm fruit, soy beans and corn into a biofuel.

THREE AND SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2006.

Revenues for the three month period ending June 30, 2007 in the amount of $6,740,461, represents a decrease of $6,201,478 or approximately 48% when compared to $12,941,939 for the three month period ending June 30, 2006. Revenues for the six month period ending June 30, 2007 in the amount of $14,353,482 represents a decrease of $9,986,919, or approximately 41% when compared to $24,340,401 for the six month period ending June 30, 2006. However, substantially all revenues are generated from contracting and subcontracting services. Biofuel sales for the three and six month periods ending June 30, 2007 in the amounts of $378,735 and $529,566 respectively represent approximately 5.6% and 3.6% of total sales for the periods. This decrease in revenue relates to smaller jobs being performed during 2007. During 2006, the Company had some very large contracts, although they didn’t produce large gross margins. The contracts in 2007 are more focused on profitability, and consist of contracts that are smaller in dollars. This is consistent with the restructuring of the Company and our focus on profitability.

Gross profit for the three month period ending June 30, 2007 increased from $1,697,653 to $1,961,811, or approximately 15% when compared to the three month period ending June 30, 2006. Gross profit percentages for the three month periods ending June 30, 2007 and 2006 were approximately 29% and 13% respectively. Gross profit for the six month period ending June 30, 2007 decreased from $3,204,562 to $3,025,347, or approximately 6% when compared to the six month period ending June 30, 2006. Gross profit percentages for the six months ended June 30, 2007 and 2006 were approximately 21% and 13% respectively. Although revenues for the three and six months ended June 30, 2007 have declined significantly when compared to the three and six months ended June 30, 2006, the Company has improved its gross profit percentages. The increase in gross profit percentage is consistent with the contracts in 2007 being more profitable than those of 2006. During 2006, the Company experienced several contracts which were originally anticipated to be profitable, but ultimately proved to be losses. Most of these contracts were closed out in 2006, and therefore the effect of those contracts is not impacting 2007.

Selling, general and administrative expenses for the three-month period ending June 30, 2007 decreased by $223,408 from $2,749,590 in the prior year, to $2,526,182 in the current period, or a decrease of approximately 8% compared to the three-month period ending June 30, 2006. Selling, general and administrative expenses for the six month period ending June 30, 2007

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

decreased by $367,389 from $ 5,023,306 in the prior year, to $4,655,917. Selling, general and administrative expenses have reduced for both periods in 2007 versus 2006 as the result of cost controls implemented by management.

Research and development expenses for the three and six months ended June 30, 2007 increased from $40,776 to $110,005 and from $195,294 to $244,346 when compared to the three and six month periods ended June 30, 2006. This is due to an increase in expenses relative to the current development efforts in both the solid waste and bio fuels segments.

Loss from operations decreased by $418,337 from a loss for the three months ended June 30, 2006 of $1,092,713 to a loss of $674,376 for the three months ended June 30, 2007. Loss from operations decreased by $139,122 from a loss for the six months ended June 30, 2006 of $2,014,038 to a loss of $1,874,916. Loss from operations exclusive of share based compensation would have been $430,810 and $1,631,350 for the three months and six months ended June 30, 2007.

Gain on extinguishment of debt for the three and six month periods ended June 30, 2006 are attributable to the settlement of liabilities with the unsecured creditors in EME’s plan of reorganization. There are no gains on extinguishment of debt for the three and six months ended June 30, 2007

During the six months ended June 30, 2006, the company realized income from the settlement of a claim that the company had been pursuing for approximately two years in the amount of $1,100,000. This amount was recognized as income upon receipt of the funds. The Company has not realized any claims recovery for the six months ended June 30, 2007

Derivative gain decreased from a gain of $618,868 for the three month period ended June 30, 2006 to a loss of $546,587 for the three month period ended June 30, 2007. Derivative gain decreased from a gain of $3,626,768 for the six months ended June 30, 2006 to a loss of $530,661 for the six month period ended June 30, 2007. The derivative gain or loss is associated with the Company’s Laurus credit facility and fluctuations occur normally in the fair value adjustment of the derivatives each reporting period, which result primarily from fluctuations in the Company’s stock price.

Interest expense increased from $904,830 for the three month period ended June 30, 2006 to $1,679,191 for the three months ended June 30, 2007. Interest expense increased from $2,217,649 for the six month period ended June 30, 2006 to $2,315,638 for the six month period ended June 30, 2007. These changes in interest expense are primarily due to amortization of the debt discounts associated with the Laurus credit facility, and the reduction in the amount of principal when compared to the prior year.

Since there were no profitable activities in these entities, majority and minority interest expense was zero for the three and six month periods ended June 30, 2007, as compared to $104,323 for the three month period ended June 30, 2006, and $331,221 for the six month period ended June 30, 2006. The

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

majority and minority interest expense is a function of the net income of the entities, which the Company does not wholly own. (i.e., the other party’s share of earnings in these entities)

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically funded any negative operating cash flows with proceeds from sales of stock, as well as notes, convertible debentures and related party loans. Commencing with the Company’s acquisition of EME in late 2004, the Company restructured many of EME’s liabilities with funding provided by the Laurus credit facility discussed in Note 4 to the financial statements as well as additional related party loans.

As discussed in Note 8 to the financial statements, in January 2006, the Company secured a $5,000,000 line of credit with an entity related to the Company’s Chairman and Chief Executive Officer. The Company has exceeded the amount of this credit facility by approximately $600,000 at June 30, 2007.

The Company experienced negative cash flows from operations during 2006. During 2006, the Company incurred a bad debt expense of approximately $2,800,000, a loss on a negotiated settlement on a contract in the Caribbean of approximately $1,000,000, and several jobs not realizing the profitability originally estimated, all of which have caused the Company difficulty in meeting cash requirements.

In evaluating the factors that caused these 2006 negative results of operations, the Company in 2007 has taken steps to improve the contracting segment by increasing the quality of job estimating and implementation, as well as reducing selling, general and administrative overhead.

While the Company believes that anticipated revenues earned during 2007 accompanied by its restructuring efforts could be sufficient to bring profitability and a positive cash flow back to the Company, it is uncertain that these results will be achieved (while our gross profit percentage significantly increased in the first two quarters of 2007 versus that achieved in 2006, revenues have significantly declined in 2007). As such, the Company continues to experience cash flow difficulties and is delinquent on payment of many of its trade creditors, its secured convertible notes (see Note 4 to the financial statements) and a $100,000 unsecured note payable (see Note 7 to the financial statements). Accordingly, the Company will have to raise additional capital to operate. There can be no assurance that such capital will be available when needed, or that it will be available on satisfactory terms.

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

EARTHFIRST TECHNOLOGIES, INCORPORATED

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

Evaluation of Disclosure Controls and Procedures: As of June 30, 2007, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(d) and 15d-15(d) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

The Company is involved in litigation with Ruggero Maria Santilli (“Santilli”), The Institute for Basic Research, Inc. and Hadronic Press, Inc. concerning certain aspects of the Company’s liquid waste technologies. Management continues to believe that the Company owns all of the intellectual property rights necessary to commercialize and further develop its liquid and solid waste technologies without resorting to a license from any third parties. During 2004, the Company attempted to reach agreement with Santilli and his related parties to resolve the differences between the parties. As of this date, the parties are continuing their efforts to resolve their differences. The litigation described above does not involve the technology we are developing in connection with its efforts for the processing of used automotive tires.

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

CNC Associates, Inc. obtained a judgment in September 2000 in the amount of approximately $400,000 relative to one of these deficiency balances. On May 9, 2007, and pursuant to Florida Statutes section 56.29, the Pinellas County Circuit Court has ordered by May 19, 2007, that EarthFirst Technologies, Incorporated;

(a)	turn over to CNC the EFTI treasury shares or if there are no issued treasury shares, then EFTI is directed to reissue the shares to CNC in partial satisfaction of the judgment; and

(b)	turn over to the Pinellas County Sheriff, 100% of the shares of SolarDiesel Corporation, and such shares are to be sold by a publicly advertised sheriff sale.

The Company has issued 1,950,000 shares of common stock to CNC in partial satisfaction of the judgment, and has filed a motion for reconsideration relative to the shares of SolarDiesel Corporation to be heard on October 4, 2007. The Company believes the Solar Diesel shares may not be turned over as they are being held by a secured lender of SolarDiesel pursuant to a stock pledge

Included in the balance of accrued expenses and other current liabilities is our estimate of the remaining amount at which the matters contemplated above will ultimately be resolved. Approximately $700,000, less the $156,000 fair value of the common stock issued has been recorded as a liability in the June 30, 2007 balance sheet as attributable to the disputed matters contemplated above. While management believes the amounts recorded are adequate, there can be no assurance that actual liabilities that may result from the resolution of these matters will not exceed recorded amounts.

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

We are involved in litigation with the liquidator of Amwest Surety Company based on a final judgment entered against Amwest in the amount of $432,471 in favor of Sunhouse Construction. Amwest is seeking recovery from Electric Machinery Enterprises, Inc. for this amount. There is no reasonable manner to determine with any degree of certainty as to the outcome of the objection to Amwest’s claim. As this claim pertains to transactions that occurred prior to EME’s bankruptcy, settlements if any would fall under the reorganization plan for unsecured creditors capping the amount to 75% of the allowed claim, payable over 5 years. At this time, management is aggressively defending against this claim, and has not made any provision for a liability associated with it.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(A)	However on May 4, 2007 the Board of Directors authorized 1,600,000 shares of restricted common stock to each of Ed and Nick, representing their compensation for 2006 and 2007. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

(B)	On July 25, 2007, the Company issued 1,950,000 shares of restricted common stock to CNC Associates, Inc. in partial satisfaction of the judgment previously referenced. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

The Laurus Credit Facility has a balance outstanding of $6,624,159 as of June 30, 2007. With the cash flow difficulties the Company has been experiencing, the Company became delinquent on both principal and interest payments. As of June 30, 2007 the Company is in arrears on interest payments for the two months of May and June in the amount of approximately $116,000. Laurus is working with the Company to create a forebearance agreement, whereby Laurus will not hold the Company in default under certain specified terms and conditions. As of August 20, 2007, these documents are still being negotiated. The Laurus Credit Facility holds as security for its credit facility substantially all of the assets of the Company and its subsidiaries.

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Security Holders of the Company for a vote during the six months ended June 30, 2007.

ITEM 5.	OTHER INFORMATION

The Company has no other information to report.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Stock Purchase and Shareholders Agreement – Ultra Green Energy Corporation

10.2	Memorandum of Agreement – Orion Industrial Services Corporation

31.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302

31.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350(*)

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350(*)

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request

(b)	Reports on Form 8-K

None.

EARTHFIRST TECHNOLOGIES, INCORPORATED

FORM 10-QSB

(c)	Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EarthFirst Technologies, Incorporated
(Registrant)

Date: August 20, 2007

	By:	/s/ John D. Stanton
John D. Stanton
Chief Executive Officer and President