Form 10QSB
period 2007-09-30
EARTHFIRST TECHNOLOGIES INC
filed 2007-12-20
CIK 1056748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB




(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - September 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                    to
                               ------------------    -----------------


                         Commission File Number 0-23897
                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                      -------------------------------------
        (Exact name of small business issuer as specified in its charter)



               Florida                                    59-3462501
------------------------------------           ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                     2515 E Hanna Ave., Tampa, Florida 33610
                     ---------------------------------------
                    (Address of principal executive offices)


                                 (813) 238-5010
                                 --------------
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X    No
                                                              ---      ---
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No X

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of December 7, 2007: 611,791,246 shares $ .0001 par value common stock.

Transitional Small Business Disclosure Format (check one) Yes     No  X
                                                              ---    ---

EXPLANATORY NOTE

As set forth in a Form 8-K filed on October 9, 2007, the Company's independent auditors resigned on October 2, 2007. The reports of Aidman Piser on the Company's financial statements for the past two fiscal years, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that substantial doubt was raised as to the Company's ability to continue as a going concern. In connection with the audits of the Company's financial statements for each of the two fiscal years ended December 31, 2006 and 2005, and in the subsequent interim periods, there were no disagreements with Aidman Piser on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Aidman Piser, would have caused Aidman Piser to make reference to the matter in their report.

The Company is in the process of selecting new auditors, but has not yet made a final determination. Accordingly, there is currently no auditor to conduct the review required by Rule 10-01(d) of Regulation S-X.

The Company understands that the staff of the Securities and Exchange Commission (the "staff") has taken the position that this report is deficient because the interim financial statements contained in this report have not been reviewed by an independent registered public accountant as required by Rule 10-01(d) of Regulation S-X. Pursuant to the position taken by the staff, the Company is deemed not to be current in its filings required under the Securities Exchange Act of 1934, as amended. The Company understands that completion of a review of its interim financial statements and the filing of an amendment will make this report current, although it will not be deemed timely for purposes of the rules governing eligibility to use registration statements on Forms S-2 and S-3. When the review is complete, the Company will file an amendment to this report which will include the required certifications of the Company's Chief Executive Officer and Acting Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act.

NOTE ON FORWARD-LOOKING STATEMENTS

Investors are cautioned that certain statements contained in this document, and the Company's Form 10-KSB, as well as some statements in periodic press releases and some oral statements of Company officials during presentations about the Company are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). The words believes, anticipates, plans, expects, intends, estimates, and similar expressions in this report are intended to identify forward-looking statements. In addition, any statements concerning future financial performance, ongoing business strategies or prospects, and possible future Company actions, which may be provided by management, are also forward-looking statements as defined by the Act. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to materially differ from any future results, performance, or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. Such factors include, among others, those listed under Item 1 of the Form 10-KSB and other factors detailed from time to time in the Company's other filings with the Securities and Exchange Commission. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.

                                   FORM 10-QSB

                      EARTHFIRST TECHNOLOGIES, INCORPORATED

                                TABLE OF CONTENTS

                                                                                                                                PAGE
PART I.  Financial Information

Item 1 - Financial Statements

                  Condensed Consolidated Balance Sheets as of September 30, 2007 (Unaudited)
                  and December 31, 2006.....................................................................                      1

                  Condensed Consolidated Statements of Operations for the three months and
                  the nine months ended September 30, 2007 and 2006 (Unaudited).............................                      2

                  Condensed Consolidated Statements of Cash Flows for the nine months
                  ended September 30, 2007 and 2006 (Unaudited).............................................                      3

                  Condensed Consolidated Statement of Stockholders' Equity (Deficit) for
                  the nine months ended September 30, 2007 (Unaudited)......................................                      4

                  Notes to Unaudited Condensed Consolidated Financial Statements............................                    5-18

Item 2 - Management's Discussion and Analysis or Plan of Operation..........................................                   19-28

Item 3 - Controls and Procedures............................................................................                      28

PART II. Other Information

Item 1. - Legal proceedings.................................................................................                      29

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds.......................................                      30

Item 3. - Defaults upon Senior Securities...................................................................                      31

Item 4. - Submission of Matters to a Vote of Security Holders...............................................                      31

Item 5. - Other Information.................................................................................                      31

Item 6. - Exhibits and Reports on Form 8-K..................................................................                      31

Signatures..................................................................................................                      32

             EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                          September 30,
                                                                              2007                  December 31,
                                                                           (Unaudited)                  2006
                                                                         --------------             ------------
Current assets:
   Cash                                                                $         247,538         $          115,000
   Accounts receivable - net                                                   3,884,269                  8,649,533
   Cost and estimated earnings in excess of
     billings on uncompleted contracts                                             -                      1,692,063
Inventory                                                                      2,154,148                  2,745,543
Prepaid expenses and other current assets                                         96,153                    101,599
                                                                       -----------------         ------------------
     Total current assets                                                      6,382,108                 13,303,738

Property and equipment, net                                                    4,055,778                  4,746,416
Goodwill                                                                                                  6,000,000
Loan costs and discounts                                                         141,292                    353,230
Other assets                                                                     663,151                    263,775
                                                                       -----------------         ------------------
                                                                       $      11,242,329         $       24,667,159
                                                                       =================         ==================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Notes payable                                                      $         655,756         $           23,064
    Secured convertible notes payable                                          6,624,159                  4,393,812
    Accounts payable and accrued expenses                                      9,439,381                 11,256,232
    Billings in excess of cost and estimated
     earnings on uncompleted contracts                                           783,356                  2,662,655
                                                                       -----------------         ------------------
     Total current liabilities                                                17,502,652                 18,335,763

Secured convertible notes payable, non current                                     -                        315,340
Derivative liabilities                                                           973,287                  1,005,596
Notes payable, related parties                                                 4,083,394                  4,561,660
                                                                       -----------------         ------------------
     Total liabilities                                                        22,559,333                 24,218,359

Minority interest                                                                    -                      118,820
Commitments and contingencies (Note 10)                                              -                          -

Stockholders' equity (deficit):
   Common stock, par value $.0001, 750,000,000 shares authorized,
   611,791,246 and 604,260,294 shares issued and outstanding                     61,179                      60,426
   Additional paid-in capital                                                 89,134,627                 87,816,914
   Accumulated deficit                                                 (    100,512,810)         (      87,547,360)
                                                                       -----------------         ------------------
     Total stockholders' equity (deficit):                             (     11,317,004)                    329,980
                                                                        ----------------         ------------------

                                                                       $      11,242,329         $       24,667,159
                                                                       =================         ==================

           See notes to condensed consolidated financial statements.

             EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  Three Months Ended                 Nine Months Ended
                                                                  ------------------                 -----------------
                                                                      September 30                     September 30
                                                                   2007           2006              2007           2006
                                                              -------------  -------------     -------------  -------------
Revenue                                                       $   3,901,009  $   8,746,062     $  18,254,491  $  33,086,463
Cost of sales                                                     4,244,392      9,095,169        15,572,527     30,231,008
                                                              -------------  -------------     -------------  -------------
Gross profit                                                  (    343,383)  (     349,107)        2,681,964      2,855,455

Selling, general and administrative expenses                      1,947,322      2,885,000         6,603,239      7,908,306
Impairment of goodwill                                            6,000,000                        6,000,000
Research and development expenses                                    91,697        400,509           336,043        595,803
                                                              -------------  -------------     -------------  -------------

Loss from operations before reorganization item,
   income taxes and majority and minority interest            (  8,382,402)  (   3,634,616)     ( 10,257,318)  (  5,648,654)
                                                               ------------   ------------      ------------   ------------

Other income (expense):
   Gain on extinguishment of debt, bankruptcy                         -              -                 -             81,020
   Claims recovery                                                    -              -                 -          1,100,000
   Miscellaneous income                                              95,458         19,949           121,153        193,369
   Derivative gain (loss)                                           562,970        279,280            32,309      3,906,048
   Interest expense                                           (     268,604)  (    738,729)     (  2,584,242)  (  2,956,378)
                                                               ------------   ------------      ------------   ------------

Income (loss) before reorganization item, income taxes
 and minority interest                                        (   7,992,578)  (  4,074,116)     ( 12,688,098)  (  3,324,595)

   Reorganization item, professional fees related to
     bankruptcy and pursuit of claims                         (      14,601)  (    130,030)     (    277,352)  (    377,727)
                                                               ------------   ------------      ------------   ------------

Income (loss) before income taxes and
   minority interest                                          (   8,007,179)  (  4,204,146)     ( 12,965,450)  (  3,702,322)
Provision for income taxes                                           -              -                 -              -
                                                              -------------  -------------     --------------------------------

Income (loss) before minority interest                        (   8,007,179)  (  4,204,146)     ( 12,965,450)  (  3,702,322)
   Minority interest                                                 -             237,695             -       (     93,526)
                                                              -------------  -------------     -------------   ------------

Net Income (loss)                                             ($  8,007,179)  ($ 3,966,451)     ($12,965,450)  ($ 3,795,848)
                                                              -------------  -------------      ============   ============


Net Income (loss) per common share/basic and diluted          ($        .01)  ($       .01)     ($       .02)  ($       .01)
                                                               ============  =============     =============   ============

Weighted average shares outstanding
   basic and fully diluted                                      609,436,174    602,375,424       606,798,686    599,817,547
                                                              =============  =============     =============  =============

           See notes to condensed consolidated financial statements.

             EARTHFIRST TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Nine Months Ended
                                                                                      September 30,
                                                                       --------------------------------------------
                                                                              2007                      2006
                                                                       -----------------         ------------------
Cash flows from operating activities:
    Net income (loss)                                                  ($     12,965,450)        ($       3,795,848)
    Adjustments to reconcile net income (loss) to
       net cash flows from operating activities:
         Share based compensation                                                393,566                    -
         Intangible asset impairment                                           6,000,000                    -
         Expenses funded through issuance of stock                               156,000                     37,500
         Minority interest in joint venture                            (          43,820)                    93,526
         Derivative (gain) loss                                        (          32,309)         (       3,906,048)
         Amortization of debt discount                                         1,915,007                  2,287,076
         Depreciation and amortization                                           900,472                    377,962
         Gain on cancellation of debt                                             -              (           81,020)
     Increase (decrease) in cash due to changes in:
       Current assets                                                          7,428,796         (        1,967,403)
       Current liabilities                                             (       3,696,150)                 4,151,584
                                                                        ----------------         ------------------
Net cash flows from operating activities                                          56,112         (        2,802,671)
                                                                       -----------------          -----------------

Cash flows from investing activities:
    Acquisition of property and equipment                              (           3,000)        (          214,981)
                                                                        ----------------          -----------------
Net cash flows from investing activities                               (           3,000)        (          214,981)
                                                                       -----------------         ------------------

Cash flows from financing activities:
    Proceeds from note payable, related party                                    -                        3,263,874
    Proceeds from notes payable                                                  993,418                    -
    Distribution to minority interest in consolidated subsidiary       (          75,000)        (          101,739)
    Repayment of note payable, related party                           (         478,266)                   -
    Repayment of long-term debt                                        (         360,726)        (          907,053)
                                                                        ----------------          -----------------
Net cash flows from financing activities                                          79,426                  2,255,082
                                                                       -----------------         ------------------

Increase (decrease) in cash                                                      132,538         (          762,570)
Cash, beginning of period                                                        115,000                  1,202,480
                                                                       -----------------         ------------------

Cash, end of period                                                    $         247,538         $          439,910
                                                                       =================         ==================

Supplemental schedule of non-cash financing and investing activities:

During 2007, the Company

     o Issued 1,950,000 shares of common stock, as partial satisfaction of a judgment.
     o Acquired $768,900 of inventory as a capital contribution from the principal stockholder

During 2006, the Company:

     o Issued 700,000 shares of common stock, as a cashless exercise of an option to purchase 1,000,000 common shares.
     o Issued 5,013,601 shares of common stock as a cashless exercise of an option to purchase 5,570,668 common shares.

           See notes to condensed consolidated financial statements.

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                      NINE MONTHS ENDED SEPTEMBER 30, 2007
                                   (UNAUDITED)

                                              Common Stock                  Additional            Accumulated
                                          Shares           Amount          Paid-in Capital           Deficit                Total
                                        ------------ --------------------- -------------------- ----------------------- ------------
Balances, December 31, 2006             604,260,294     $    60,426        $87,816,914         ($  87,547,360)              329,980

Stock issued as partial satisfaction
of judgment                               1,950,000             195            155,805                                      156,000

Share based compensation                  5,580,952             558            393,008                                      393,566

Contribution of inventory by principal
stockholder                                                                    768,900                                      768,900
                                        ------------ --------------------- -------------------- ----------------------- ------------
Net loss                                                                                          (12,965,450)          (12,965,450)
                                        ------------ --------------------- -------------------- ----------------------- ------------
Balances September 30, 2007 (unaudited) 611,791,246     $    61,179        $89,134,627          ($100,512,810)         ($11,317,004)
                                        ===========   ===================  ===================   =====================  ============

           See notes to condensed consolidated financial statements.

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (UNAUDITED)

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

     The Company's solid waste division,  operated  through World  Environmental
     Solutions Company, Inc. (WESCO), a wholly owned subsidiary, remained focused on the commercialization of its "Solid Waste Remediation Plant" in Mobile, Alabama. This unit is known as the "Catalytic Activated Vacuum Distillation Process ("CAVD") Reactor". This plant can process rubber tires on a demonstration basis extracting carbon and other raw materials for resale. This process efficiently disposes of the tires in an environmentally compliant manner that allows raw materials from those waste products to be recycled and reused. This process also requires significantly less energy and causes significantly less CO2 emissions to produce certain of its by-products than standard commercial methods.

     The Company seeks to provide additional CAVD plants to customers in various industries. The Company expects to bring proven technology in replicating its production plants and distribution network for the disposal of the by-products produced in the process. To date, no revenues have been generated through the solid waste division.

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

     The Company's biofuels division, operated through SolarDiesel Corporation, a wholly owned subsidiary, is primarily focused on facilitating commercial scale production and distribution of biofuels produced from palm oil, soy and rapeseed in the US, Latin America, the Caribbean, Europe and Asia, as well as other bio-refined products. Because bio-refinery products are made from vegetable based feedstock, they release almost no CO2 on a lifecycle basis. To date, only a small percentage of the Company's total revenue have been generated from biofuel sales. Further, increased biodiesel feedstock prices for soy, palm and other traditional feedstock's have made it impractical to proceed with this project at this time. To this end, the Company is currently seeking to renegotiate its agreements, including its lease obligations, with respect to its biofuels operations.

     Through its Electric Machinery Enterprises, Inc. subsidiary (EME), the Company performs services as an electrical contractor and subcontractor in the construction of commercial, residential and municipal projects primarily located in Florida and the Caribbean. These operations have been

                     EARTHFIRST TECHNOLOGIES, INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (UNAUDITED)


     substantially effected by cash flow difficulties and the Company is currently reviewing what steps should be taken in this subsidiary to curtail the substantial losses being incurred. Substantially all of the Company's revenues were generated by EME in 2007 and 2006.

     Basis of presentation:

     The interim condensed consolidated financial statements of EarthFirst Technologies, Incorporated and its subsidiaries ("EarthFirst" or the "Company") that are included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. The December 31, 2006 condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations, although we believe the disclosures which have been made are adequate to make the information presented not misleading. In the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the periods presented. The interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-KSB for the year then ended. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

     Accounts   Receivable,    allowance   for   doubtful   accounts,   customer
     concentrations and foreign revenues:

     Accounts receivable are customer obligations due under normal trade terms. Retainage on construction contracts, which aggregate $1,614,553 at
     September 30, 2007, and are included in accounts receivable, are contractual obligations of the customer that are withheld from progress billings until project completion and are generally collected within one year. The Company performs continuing credit evaluations of its customers' financial condition and does not require collateral.

     Senior management reviews receivables on a weekly basis to determine if any amounts may become uncollectible. Any contract receivable balances that are determined to be uncollectible, along with a general reserve, are included in the allowance for doubtful accounts. After all reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes the allowance for doubtful accounts of $3,043,254 is adequate as of September 30, 2007. However, actual write-offs could exceed this estimate.

                     EARTHFIRST TECHNOLOGIES, INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (UNAUDITED)


     Accounts receivables from five customers accounted for approximately 75% of the Company's trade accounts receivable balance at September 30, 2007. Included in the balances pertaining to these five customers is an amount of approximately $2,200,000 from EBR Holding Limited for a project in Exuma, the Bahamas. This project was ceased due to lack of funding near the end of 2006, and a bad debt expense deduction was taken at that time. The Company received communication in July 2007 that a receiver has been appointed for the purpose of selling the project. It is the hope of the Company, that the buyer will require our services to complete the project which had been estimated at approximately $12,000,000. The Company has filed all documentation with the receiver to substantiate our position.

     Contract Claims

     As of September  30, 2007 the Company has certain  contracts  and claims in various stages of negotiation, arbitration and litigation in the approximate amount of $9,000,000. The Company is attempting to resolve these matters, and expects to be successful in recovering these amounts. However, as in all matters in litigation, the outcome is not certain and amounts recovered, if any, could be materially different than expected. The Company does not record contract claims until such claims are realized pursuant to guidance in Statement of Position 81-1 Accounting for
     Performance Construction-Type and Certain Production-Type Contracts. The guidance states that "recognition of amounts of additional contract revenue relating to claims is appropriate only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated." Those two requirements are satisfied by the existence of all of the conditions described in the pronouncement. All of the conditions were not present so these claims are considered to be contingent gains and will be recorded when realized. These amounts, which are not carried as assets on the balance sheet, will be recorded as revenue when such claims are settled.

     During the first quarter of 2006, the Company recognized $1,100,000 in revenue for amounts that were collected in relation to such claims. This claim recovery is included in other income in the accompanying statement of operations for the nine months ended September 30, 2006.

     Net income (loss) per share:

     The Company computes income (loss) per share under Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The statement requires presentation of two amounts; basic and diluted loss per share. Basic loss per share is computed by dividing the income or loss available to common stockholders by the weighted average common shares outstanding. Diluted earnings per share would include all common stock equivalents unless anti-dilutive. The Company has not included the following outstanding options and warrants, or convertible debentures as common stock equivalents as of September 30, 2007 because the effect would be anti-dilutive.

     Shares issuable upon exercise of outstanding options      15,533,800
     Shares issuable upon exercise of outstanding warrants     29,562,790
     Shares issuable upon conversion of debentures             33,726,060
                                                               ----------
         Total                                                 78,822,650
                                                               ==========

                     EARTHFIRST TECHNOLOGIES, INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (UNAUDITED)


2.   Management's plans regarding liquidity and capital resources:

     The Company has historically funded any negative operating cash flows with proceeds from sales of stock, as well as notes, convertible debentures and related party loans. Commencing with the Company's acquisition of EME in late 2004, the Company restructured many of EME's liabilities with funding provided by the Laurus credit facility discussed in Note 4 as well as additional related party loans.

     As discussed in Note 8, in January 2006, the Company secured a $5,000,000 line of credit with an entity related to the Company's Chairman and Chief Executive Officer. Approximately $900,000 of this credit facility remains available at September 30, 2007.

     The Company experienced significant losses and negative cash flows from operations during 2006 as a result of bad debt expense of approximately $2,800,000, a loss on a negotiated settlement on a contract in the Caribbean of approximately $1,000,000, and several jobs not realizing the profitability originally estimated, all of which have caused the Company difficulty in meeting cash requirements. In evaluating the factors that caused these 2006 negative results of operations, the Company in 2007 has taken steps seeking to improve operating results in the contracting segment by improving the quality of job estimating and implementation, as well as reducing selling, general and administrative overhead. However, cash flow difficulties have substantially impaired the ability of this subsidiary to operate and the Company is currently reviewing what steps should be taken in this subsidiary to curtail the substantial losses being incurred.

     While the Company believed that anticipated revenues earned during 2007 accompanied by its restructuring efforts would ultimately be sufficient to bring profitability and a positive operating cash flow back to the Company, the age of certain accounts payable with large suppliers has created an inability to purchase materials and has limited the Company's ability to procure new jobs. Although our gross profit percentage significantly increased for the nine months ended September 30, 2007, our volume has significantly decreased. As such, the Company continues to experience cash flow difficulties and is delinquent on payment of many of its trade creditors, its secured convertible notes (see note 4) and a $100,000 unsecured note payable (see note 7). Accordingly, the Company will have to raise additional capital to operate. There can be no assurance that such capital will be available, or that it will be available on satisfactory terms.

     As described in the report of our independent registered public accountants for the year ended December 31, 2006, as reported in our form 10KSB for 2006, the foregoing factors raise substantial doubt as to the ability of the Company to continue as a going concern.

                     EARTHFIRST TECHNOLOGIES, INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (UNAUDITED)


3.     Inventory

       Inventory consists of the following at September 30, 2007:
                  Electrical and construction supplies           $ 1,262,567
                  B-100, biodiesel fuel                              122,681
                  Water filtration equipment                         768,900
                                                                 -----------
                                                                 $ 2,154,148
                                                                 ===========

4.   Goodwill

     Goodwill as of December 31, 2006 was $6,000,000, and consisted solely of the amount resulting from the acquisition on August 20, 2004 of Electric Machinery Enterprises, Inc.

     In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142"), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" (SFAS No. 144'), the Company reviews the carrying amount of the goodwill associated with the acquisition of EME for impairment annually, or sooner whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. This amount is tested by comparing its carrying amount to fair value. Impairment of goodwill is tested using a two step method. The first step is to compare the fair value of the reporting unit to its book value, including goodwill. If the fair value of the unit is less than its book value, the Company then determines the implied fair value of goodwill by deducting the fair value of the reporting unit's net assets, exclusive of goodwill, from the fair value of the reporting unit to determine the implied value of goodwill. If the book value of goodwill is greater than its implied fair value, the Company writes down goodwill to its implied fair value. As of September 30, 2007, the Company has determined that the implied fair value was less than its book value and has recorded an impairment charge of $6,000,000.

4.   Secured Convertible Notes Payable

     The following table reflects balances of the secured convertible notes with Laurus Master Fund, Ltd. at September 30, 2007:

          ---------------------------------------------------------------------------------------- ---------------------
          Face value $1,300,000 Secured  Convertible Term Note,  variable rate of prime plus 2.5%
          (10.25% at September  30, 2007),  due in stated  monthly  payments of $100,000  through
          March 30, 2008.                                                                          $         1,300,000

          ---------------------------------------------------------------------------------------- ---------------------
          Face value $1,000,000  Secured  Convertible  Minimum Note,  variable rate of prime plus
          2%,  subject to 7% floor (9.75% at September  30,  2007),  due at maturity on March 30,
          2008.                                                                                              1,000,000

          ---------------------------------------------------------------------------------------- ---------------------
          Face value $4,324,159 Secured  Convertible  Revolving Note, variable rate of prime plus
          2%,  subject to 7% floor (9.75% at September  30,  2007),  due at maturity on March 30,
          2008.                                                                                              4,324,159
          ---------------------------------------------------------------------------------------- ---------------------

                                                                                                             6,624,159
          ---------------------------------------------------------------------------------------- ---------------------
          Less current maturities                                                                    (       6,624,159)
          ---------------------------------------------------------------------------------------- ---------------------
                                                                                                   $               --
          ---------------------------------------------------------------------------------------- =====================

                     EARTHFIRST TECHNOLOGIES, INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (UNAUDITED)

     Subsequent to December 31, 2006, the Company defaulted on certain terms of the Laurus credit facility in that it ceased making principal and interest payments on a monthly basis. On April 18, 2007, the Company made an interest payment in the amount of $123,985, and pursuant to correspondence received on that date, the Company was no longer in payment default, and Laurus agreed to defer the past due principal payments while working together on a plan acceptable to both parties. At September 30, 2007, the Company is delinquent in interest payments in the amount of approximately $291,326.

     On October 2, 2007 the Company entered into a Forbearance Agreement ("Agreement") with Laurus Master Fund Ltd. The purpose of this Agreement was to obtain a waiver of any possible pre-existing defaults, extend the term of the Laurus financing arrangement through 12/31/08 and to clearly define the principal and interest obligations of the Company through Loan Maturity.

     On November 8, 2007, the Company received notice from LV Administrative Services, Inc. as agent for Laurus Master Fund, Ltd., that the Company had defaulted on the terms of the Forbearance Agreement, and that Laurus had elected to accelerate all obligations owed to Laurus by the Company.

     On November 21, 2007, the Company was served with a lawsuit in the United States District Court for the Middle District of Florida entitled Laurus Master Fund, Ltd. v. EarthFirst Technologies, Incorporated ("EarthFirst") , et al. Case # 8 07 CV 2723-T27EA. In its complaint Laurus is seeking relief against EarthFirst and certain of its subsidiaries, not including SolarDiesel Corporation ("SolarDiesel"). In Count I Laurus seeks to recover damages in excess of a claimed $8,500,000 for the Company's alleged breach of loan and forbearance agreements. In Counts II and III, Laurus seeks to foreclose on all collateral pledged to Laurus by EarthFirst and certain of its subsidiaries, except SolarDiesel. If successful, Laurus could force the judicial sale of all EarthFirst and certain of its subsidiaries (not including SolarDiesel's) assets to satisfy its indebtedness, and if any balance remained, seek to obtain a deficiency judgment for this balance. If successful, Laurus could also seek to obtain a money judgment in the full amount of its indebtedness, unpaid interest and legal fees. On December 18, 2007, the Company filed a motion to dismiss this action on a jurisdictional basis.

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

     The following tabular presentation reflects the components of Derivative financial instruments on the Company's balance sheet at September 30, 2007:

                --------------------------------------------------------------------- -------------------------
                (Assets) Liabilities:
                --------------------------------------------------------------------- -------------------------
                  Embedded derivative instruments                                                 $    588,730
                --------------------------------------------------------------------- -------------------------
                  Freestanding derivatives (warrants and options)                                      384,557
                --------------------------------------------------------------------- -------------------------
                                                                                                  $    973,287
                --------------------------------------------------------------------- =========================

     The  following  tabular  presentation  reflects the number of common shares into which the  aforementioned  derivatives  are indexed at  September  30,
     2007:
                --------------------------------------------------------------------- -------------------------
                Common shares indexed:
                --------------------------------------------------------------------- -------------------------
                  Embedded derivative instruments                                                   33,726,060
                --------------------------------------------------------------------- -------------------------
                  Freestanding derivatives (warrants and options)                                   11,162,790
                --------------------------------------------------------------------- -------------------------
                                                                                                    44,888,850
                --------------------------------------------------------------------- =========================

                     EARTHFIRST TECHNOLOGIES, INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (UNAUDITED)


6.   Contracts in progress

     Uncompleted contracts are summarized as follows:

                  Costs incurred on uncompleted contracts                                       $ 22,946,066
                  Estimated earnings on uncompleted contracts                                      4,584,301
                                                                                                ------------
                                                                                                  27,530,367
                  Less billings to date                                                          (28,313,723)
                                                                                                -------------
                                                                                               ($    783,356)
                                                                                                ============
     The  components  of this  amount are  included  on the  September  30, 2007 balance sheet under the following captions:

                  Costs and estimated earnings in excess of billings
                    on uncompleted contracts                                                    $      -
                  Billings in excess of costs and estimated earnings on
                  uncompleted contracts                                                        (     783,356)
                                                                                                -------------
                                                                                               ($    783,356)
                                                                                                ============

7.     Notes payable

       Notes payable at September 30, 2007 consists of the following:

         Insurance premium finance agreements payable in monthly
         payments of $6,393 bearing interest at 11.1%                                           $     41,053

         $500,000 revolving credit facility payable monthly to Fifth Third Bank, secured by biodiesel inventory, interest at LIBOR
         plus 2.5% to 2.75%, with a maturity of April 2008                                            15,418

         $500,000 revolving credit facility payable monthly to Fifth Third Bank, secured by water filtration equipment inventory, interest at LIBOR plus
         2.5% to 2.75%, with a maturity of
         November 2007                                                                               499,285

         $100,000 unsecured note payable dated March 14, 2007, bearing interest at 8.00%, payable in full with accrued interest at maturity
         on May 7, 2007 (unpaid as of November 14, 2007)                                             100,000
                                                                                                ------------
                                                                                                $    655,756
                                                                                                ============

8. Notes payable, related party

     In January 2006, the Company through its subsidiary SolarDiesel Corporation entered into a revolving line of credit promissory note in the amount of $3,000,000, with "US Sustainable Energy Corp., an entity related to John

                     EARTHFIRST TECHNOLOGIES, INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (UNAUDITED)


     Stanton, the Company's Chairman of the Board, Chief Executive Officer, and President. In June 2006, the amount of the revolving line of credit promissory note was increased to $5,000,000, and the terms were modified to require no payments until January 2009. The Promissory note accrues interest at the rate of 6%. Simultaneously with the execution of the promissory note, the Company entered into a security agreement pledging as collateral all of debtor's right title and interest in and to all Palm Oil and Palm Methyl Ester Products, and any and all assets associated with the biofuels business of SolarDiesel Corporation.

     In April 2007, John Stanton made a capital contribution of twenty two (22) Water Purification Plants to be held for resale. The transaction was recorded at $768,900, the cost basis of the related party.

     As of September 30, 2007, the balance including accrued interest was $4,083,394.

9.   Stockholders equity:

     The following information pertains to stock options outstanding and exercisable at September 30, 2007:

                                                       Options outstanding       Options exercisable
                                                       -------------------       -------------------
       Total options                                             15,533,800                13,325,800
       Weighted average exercise price               $                 0.08     $                0.08
       Weighted average contracted term in years                        7.4                       7.1
       Intrinsic value                               $              350,000     $             272,650

     As of September 30, 2007 the Company expects to record $41,990 of compensation expense through March 31, 2008 for options not yet vested.

     On May 4, 2007 the Company issued 3,200,000 shares of common stock to outside directors

     On August 24, 2007 the Board approved the issuance of 2,380,952 shares of common stock to various employees of Electric Machinery Enterprises, Inc for accrued bonuses in lieu of cash. See Note 10 for stock issued as partial settlement of claim.

10.  Commitments and Contingencies

     Lease obligations:

     The  Company   leases   vehicles  and  certain   office   equipment   under
     noncancellable  operating leases for periods up to four years. In addition,

                     EARTHFIRST TECHNOLOGIES, INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (UNAUDITED)


     the Company conducts the majority of its operations in a facility leased from a related corporation owned by certain stockholders of the Company.

     The total rent expense for the nine months ended September 30, 2007 and 2006 was approximately $734,464 and $754,139, respectively, of which approximately $571,505 and $571,505 respectively, was for the facility leased from the related corporation.

     The Company, through its subsidiary, SolarDiesel Corporation, made an initial $500,000 refundable deposit on a facility lease agreement for the purpose of constructing a biodiesel manufacturing plant on these leased facilities in Illinois. The agreement requires further refundable deposits of $200,000 in 2008 and 2009. The lease term is initially for a period of three years commencing on October 1, 2007, with four additional three year renewal options. Monthly rentals under the terms of the lease for the initial three year term range from $187,500 for the first year through September 30, 2008, $250,000 for the second year through September 30, 2009, and $333,333 for the third year through September 30, 2010. Subsequent rentals are subject to increases based upon the Producers Price Index for Industrial commodities. The lease agreement contains certain obligations of both parties in order to effectuate the lease. This lease is currently being renegotiated to reduce the monthly expense.

     The Company through its subsidiary, SolarDiesel Corporation, entered into a lease for office space in Tampa, Florida for a period of 15 months commencing July 31, 2007 and continuing until October 31, 2008. The base rent is $3,299 per month.

     The Company through its subsidiary, Prime Power Design, Inc. (formerly Prime Power Residential, Inc.), entered into a facilities lease for office and warehouse space in Clearwater, Florida for a period of 56 months, commencing on April 1, 2007 and continuing until December 31, 2011. The initial base rent is $3,866 per month for a period of eight months, and $7,732 for the balance of the lease.

     Approximate future minimum rentals on non-cancelable leases for five years at September 30, 2007 are as follows:

                  Year ending September 30,
                  -------------------------

                          2008                        $  2,582,147
                          2009                           3,281,811
                          2010                           4,118,186
                          2011                              92,784
                          2012                              23,196
                                                     -------------
                                                     $  10,098,124
                                                     =============

                     EARTHFIRST TECHNOLOGIES, INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (UNAUDITED)


     Legal proceedings:

     On November 21, 2007, the Company was served with a lawsuit in the United States District Court for the Middle District of Florida entitled Laurus Master Fund, Ltd. v. EarthFirst Technologies, Incorporated ("EarthFirst") , et al. Case # 8 07 CV 2723-T27EA. In its complaint Laurus is seeking relief against EarthFirst and certain of its subsidiaries, not including SolarDiesel Corporation ("SolarDiesel"). In Count I Laurus seeks to recover damages in excess of a claimed $8,500,000 for the Company's alleged breach of loan and forbearance agreements. In Counts II and III, Laurus seeks to foreclose on all collateral pledged to Laurus by EarthFirst and certain of its subsidiaries, except SolarDiesel. If successful, Laurus could force the judicial sale of all EarthFirst and certain of its subsidiaries (not including SolarDiesel's) assets to satisfy its indebtedness, and if any balance remained, seek to obtain a deficiency judgment for this balance. If successful, Laurus could also seek to obtain a money judgment in the full amount of its indebtedness, unpaid interest and legal fees. On December 18, 2007, The Company filed a motion to dismiss this action on a jurisdictional basis.

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

                     EARTHFIRST TECHNOLOGIES, INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (UNAUDITED)


     (a) turn over to CNC the EFTI treasury shares or if there are no issued treasury shares, then EFTI is directed to reissue the shares to CNC in partial satisfaction of the judgment; and
     (b) turn over to the Pinellas County Sheriff, 100% of the shares of SolarDiesel Corporation, and such shares are to be sold by a publicly advertised sheriff sale.

     The Company has issued 1,950,000 shares of common stock to CNC in partial satisfaction of the judgment, and has filed a motion for reconsideration relative to the shares of SolarDiesel Corporation to be heard on December 14, 2007. The Company believes the Solar Diesel shares may not be turned over as they are being held by a secured lender of SolarDiesel pursuant to a stock pledge. The Company's biofuels business segment is conducted by SolarDiesel Corporation. Should the Company ultimately be forced to convey these shares as ordered by the court, the ability to conduct operations in that business segment could be significantly reduced or eliminated.

     Included in the balance of accrued expenses and other current liabilities is our estimate of the remaining amount at which the matters contemplated above will ultimately be resolved. Approximately $700,000, less the $156,000 fair value of the common stock issued has been recorded as a liability in the September 30, 2007 balance sheet as attributable to the disputed matters contemplated above. While management believes the amounts recorded are adequate, there can be no assurance that actual liabilities that may result from the resolution of these matters will not exceed recorded amounts

     We are involved in litigation with the liquidator of Amwest Surety Company based on a final judgment entered against Amwest in the amount of $432,471 in favor of Sunhouse Construction. Amwest is seeking recovery from Electric Machinery Enterprises, Inc. for this amount. There is no reasonable manner to determine with any degree of certainty as to the outcome of the objection to Amwest's claim. As this claim pertains to transactions that occurred prior to EME's bankruptcy, settlements if any would fall under the reorganization plan for unsecured creditors capping the amount to 55.5% of the allowed claim, payable over 5 years. At this time, management is aggressively defending against this claim, and has not made any provision for a liability associated with it.

     The Company is currently involved in an adversary proceeding pending in the Bankruptcy Court in the Middle District of Florida, Tampa division. The action was filed on December 23, 2003 and is entitled "Electric Machinery Enterprises, Inc. vs Hunt, Clark/Construct Two, a Joint Venture, and Orange County (Adversary No. 03-00811)". In August of 2001, EME was contracted to perform services on the construction project of Phase V of the Orlando Orange County Convention Center. During the project, various disputes arose relative to the work required, and many unforeseen disruptions not caused by EME resulted in a severe delay in the prosecution of the work. EME

                     EARTHFIRST TECHNOLOGIES, INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (UNAUDITED)


     completed the job, and in doing so incurred substantial costs far in excess of those estimated. The dollar amount of the claim is approximately $9,000,000. The entire amount is disputed. EME expects to collect the full amount of this claim plus interest and attorney's fees. The defendants have asserted various technical contract related defenses. Therefore, EME cannot estimate when the recovery, if any, is expected, as EME cannot predict whether or not Defendants will appeal any judgment entered in EME's favor. This amount is not carried as an asset on the balance sheet, and will only be recorded as revenue when and if the claim is favorably settled.

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

                     EARTHFIRST TECHNOLOGIES, INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (UNAUDITED)

SEGMENT INFORMATION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 IS AS FOLLOWS:

                                                     Waste
                                                   Disposal     Contracting     Biofuels        Total
                                                 ------------  ------------     ----------  ------------
Revenue                                          $        -    $ 17,320,425     $  934,066  $ 18,254,491
Cost of Sales                                                    14,569,714      1,002,813    15,572,527
                                                 ------------  ------------     ----------  ------------
Gross profit (loss)                                         -     2,750,711        (68,747)    2,681,964
Selling, general and administrative expenses          761,830     3,331,194        979,506     5,072,530
Impairment of intangible asset                                    6,000,000                    6,000,000
Research and development expenses                     283,897                       52,146       336,043
                                                 ------------  ------------     ----------  ------------
Income (loss) from operations before reorganization
    item, income taxes and majority interest       (1,045,727)   (6,580,483)    (1,100,399)   (2,726,609)
Other income (expense)
    Miscellaneous income                                            120,498                      120,498
    Interest expense                                   (5,468)      (88,977)      (119,443)     (213,888)
                                                 ------------  ------------     ----------  ------------
Income (loss) before reorganization item, Income
    taxes and majority and monority interests      (1,051,195)   (6,548,962)    (1,219,842)   (8,819,999)
Reorganization item, professional fees related to
    bankruptcy and pursuit of claims                               (277,352)                    (277,352)
                                                 ------------  ------------     ----------  ------------
Income (loss) before majority and minority interest(1,051,195)   (6,826,314)    (1,219,842)   (9,097,351)
                                                 ------------  ------------     ----------  ------------
    Majority interest and minority interests                              -                            -
                                                 ------------  ------------     ----------  ------------
Income (loss) from operations                      (1,051,195)   (6,826,314)    (1,219,842)   (9,097,351)
                                                 ------------  ------------     ----------  ------------
Net Income (loss)                                $ (1,051,195) $ (6,826,314)  $ (1,219,842) $ (9,097,351)
                                                 ============  ============   ============  ============
Total Assets                                     $  2,241,380  $  7,188,958    $ 1,511,574  $ 10,941,912
                                                 ============  ============   ============  ============
Goodwill                                                       $        -                   $        -
                                                 ============  ============   ============  ============

Reconciliation of Segment Amounts Reported to Condensed Consolidated Amounts
Revenue
    Total revenues for reportable segments                                    $ 18,254,491
                                                                              ------------
    Total consolidated revenue                                                $ 18,254,491
                                                                              ------------
Net loss
    Total loss for reportable segments                                        $ (9,097,351)
    Unallocated amounts relating to corporate operations
              Miscellaneous income                                                     655
              Selling, general and administrative expenses                      (1,530,709)
              Interest expense                                                  (2,370,354)
              Derivative loss                                                       32,309
                                                                              ------------
              Total consolidated net income                                   $(12,965,450)
                                                                              ============
Assets
    Total assets for reportable segments                                      $ 10,941,912
    Corporate investments and other assets                                         300,417
                                                                              ------------
    Total consolidated assets                                                 $ 11,242,329
                                                                              ============

                     EARTHFIRST TECHNOLOGIES, INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (UNAUDITED)


SEGMENT INFORMATION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 IS AS FOLLOWS:

                                                     Waste
                                                   Disposal     Contracting     Biofuels        Total
                                                 ------------  ------------     ----------  ------------
Revenue                                           $         -   $32,097,205      $ 989,258   $33,086,463
Cost of Sales                                               -    29,068,523      1,162,485    30,231,008
                                                 ------------  ------------     ----------  ------------
Gross profit (loss)                                         -     3,028,682       (173,227)    2,855,455
Selling, general and administrative expenses          629,406     4,933,415        525,659     6,088,480
Research and development expenses                     452,538             -              -       452,538
                                                 ------------  ------------     ----------  ------------
Income (loss) from operations before reorganization
    item, income taxes and majority interest       (1,081,944)   (1,904,733)      (698,886)   (3,685,563)
Other income (expense)
    Gain on extinguishment of debt, bankruptcy              -        81,020              -        81,020
    Claims recovery                                         -     1,100,000              -     1,100,000
    Miscellaneous income                                    -       122,294         56,334       178,628
    Interest expense                                   (3,481)       (2,543)       (94,862)     (100,886)
                                                 ------------  ------------     ----------  ------------
Income (loss) before reorganization item, Income
    taxes and minority interests                   (1,085,425)     (603,962)      (737,414)   (2,426,801)
Reorganization item, professional fees related to
    bankruptcy and pursuit of claims                        -      (374,248)                    (374,248)
                                                 ------------  ------------     ----------  ------------
Income (loss) before minority interest             (1,085,425)     (978,210)      (737,414)   (2,801,049)
    Minority interest                                       -       (93,526)                     (93,526)
                                                 ------------  ------------     ----------  ------------
Income (loss) from operations                      (1,085,425)   (1,071,736)      (737,414)   (2,894,575)
                                                 ------------  ------------     ----------  ------------
Net Income (loss) for reportable segments        $ (1,085,425) $ (1,071,736)   $  (737,414)  $(2,894,575)
                                                 ============  ============   ============  ============
Total Assets                                     $  2,978,293   $30,758,793    $ 1,799,469   $35,536,555
                                                 ============  ============   ============  ============
Goodwill                                                       $ 15,323,152                  $15,323,152
                                                 ============  ============   ============  ============

Reconciliation of Segment Amounts Reported to Condensed Consolidated Amounts
Revenue
    Total revenues for reportable segments                                    $ 33,086,463
                                                                              ------------
    Total consolidated revenue                                                $ 33,086,463
                                                                              ------------
Net loss
    Total loss for reportable segments                                        $ (2,894,575)
    Unallocated amounts relating to corporate operations
              Miscellaneous income                                                  16,732
              Selling, general and administrative expenses                      (1,825,296)
              Research and development expense                                    (143,265)
              Interest expense                                                  (2,855,492)
              Derivative gain                                                    3,906,048
                                                                              ------------
              Total consolidated net income                                    $(3,795,848)
                                                                              ============
Assets
    Total assets for reportable segments                                      $ 35,536,555
    Corporate investments and other assets                                         488,628
                                                                              ------------
    Total consolidated assets                                                  $36,025,183
                                                                              ============

                     EARTHFIRST TECHNOLOGIES, INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (UNAUDITED)


12.  Subsequent Events

     On October 2, 2007 the Company entered into a Forbearance Agreement ("Agreement") with Laurus Master Fund Ltd. Laurus is owed a balance of approximately $6.6 million under the term and revolving provisions of its existing financing with the Company.

     The purpose of this Agreement was to obtain a waiver of any possible pre-existing defaults, extend the term of the Laurus financing arrangement through 12/31/08 and to clearly define the principal and interest obligations of the Company through Loan Maturity.

     On November 8, 2007, the Company received notice from LV Administrative Services, Inc. as agent for Laurus Master Fund, Ltd., that the Company had defaulted on the terms of the Forbearance Agreement, and that Laurus had elected to accelerate all obligations owed to Laurus by the Company.

     The debt to Laurus is evidenced by a Secured Convertible Term Note, Secured Revolving Note and Secured Minimum Borrowing Note ("Notes"). The Notes have an approximate remaining outstanding balance due of $6,6 million. The Notes are secured by virtually all of the tangible and intangible assets of EFTI, with the exception of the shares of the Company's SolarDiesel subsidiary.

     On November 21, 2007, the Company was served with a lawsuit in the United States District Court for the Middle District of Florida entitled Laurus Master Fund, Ltd. v. EarthFirst Technologies, Incorporated ("EarthFirst") , et al. Case # 8 07 CV 2723-T27EA. In its complaint Laurus is seeking relief against EarthFirst and certain of its subsidiaries, not including SolarDiesel Corporation ("SolarDiesel"). In Count I Laurus seeks to recover damages in excess of a claimed $8,500,000 for the Company's alleged breach of loan and forbearance agreements. In Counts II and III, Laurus seeks to foreclose on all collateral pledged to Laurus by EarthFirst and certain of its subsidiaries, except SolarDiesel. If successful, Laurus could force the judicial sale of all EarthFirst and certain of its subsidiaries (not including SolarDiesel's) assets to satisfy its indebtedness, and if any balance remained, seek to obtain a deficiency judgment for this balance. If successful, Laurus could also seek to obtain a money judgment in the full amount of its indebtedness, unpaid interest and legal fees. On December 18, 2007, the Company filed a motion to dismiss this action on a jurisdictional basis.

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                                   FORM 10-QSB



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

     Electrical Contracting - Electric Machinery Enterprises

     The Company performs electrical contracting and subcontracting services on commercial, residential and municipal projects primarily in Florida and the Caribbean through its subsidiary Electric Machinery Enterprises, Inc. ("EME"). Substantially all of the Company's revenues are currently generated through EME's contracting and subcontracting services.

     EME's revenues are generated through three separate sources: Offshore, Domestic, and Domestic Services.

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

     During calendar 2005, EME entered the market as an electrical contractor for residential real estate. Initially these services were provided on a small scale to allow the Company to evaluate the economic viability of this market. In response to management's evaluation of early demand from the custom residential home building market, EME formally established Prime Power Design, Inc. (formerly Prime Power Residential, Inc.) as a wholly owned subsidiary in the electrical contracting business of the Company.

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                                   FORM 10-QSB



     Catalytic Activated Vacuum Distillation Process ("CAVD") Reactors

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

     The Company's first CAVD Reactor was constructed at a facility in Mobile, Alabama and processes shredded tires on a demonstration basis. No revenues have been generated to date from this facility.

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

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                                   FORM 10-QSB




     We believe that the carbon and oil by-products represent the greatest value of this process. With current oil pricing reaching levels as high as $98 per barrel, the attractiveness of the CAVD technology has grown beyond the prior emphasis on carbon. It is expected that the steel recovered from the process will be sold for scrap and the oil recovered can be used as an industrial oil or other fuel. Optimal operation of the CAVD Reactor may include the use of a generator with the reactor which can utilize the gas produced from the processing to produce electricity that can be both used by the operator of the reactor and additional electricity sold to the electrical grid.

     Testing of the various carbon recovered from our CAVD Reactor has led us to believe that, at the current time, the best carbon product to market is a substitute for certain series of commodity grade carbon black

     As with most new products, it is time consuming for the end users of the carbon to satisfy themselves as to the advantages of this product over the products that they are currently using. To hasten the acceptance of our carbon in the marketplace, the Company is working with several potential end users who are conducting substantive testing of the carbon for use in their operations. An added advantage is that the CAVD carbon may qualify for "Carbon" or "Green" credits, because it reduces CO2 production during manufacturing and creates a recycled carbon.

     Provisional Patent Application US60/681,701 filed on May 17, 2005 describes the CAVD technology as a unique process for producing carbon and other products, and also contains several claims for novel components in the system. The technology is the cumulative result of six years of research and development.

     New provisional patents are being filed based on the Company's Reactor, Reactor Process and By-Products.

     Based upon our experiences thus far, we expect that there is considerable interest in the CAVD Reactor from potential users. The Company has executed two MOU's pursuant to which each customer has expressed an interest in purchasing multiple units from Renewable Carbon Technologies, LLC (Our 50/50 venture with Orion Industrial Services). However, the actual ordering of CAVD units and execution of license agreements under these MOU's will depend on the operating success of the renovated and upgraded Mobile reactor. We believe that delays in the creation of definitive agreements with other end users of the CAVD Reactors are waiting for the finalization of our renovated and upgraded design for our Mobile reactor. We then expect our technology to gain credibility in the marketplace with both a variety of potential end users of the CAVD Reactors as well as the end users of carbon and other products recovered in the process. It is envisioned that future efforts would include work on adapting the CAVD Reactors to process other solid waste streams such as municipal solid wastes, animal remains, and certain types of industrial waste products. However, there can be no assurance that the Company will ultimately be successful in achieving such arrangements / agreements.

     On August 6, 2007, the Company and its subsidiary, World Environmental Solutions Company, Inc. (WESCO) entered into an agreement with Orion Industrial Services Corporation to joint venture the final design, construction and commercial roll-out of its next generation tire processing facility.

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                                   FORM 10-QSB




     Under the terms of the Agreement WESCO will contribute certain intellectual property rights relating to CAVD tire technology, use of the Mobile facility and up to $650,000 cash. Orion contributes certain intellectual property, construction and operational resources plus cash or cash equivalents of up to $850,000. Profits from the venture will be shared equally.

     The Company has made the two initial, scheduled payments under the August 6th Agreement with OIS and engineering and dismantling of the Mobile Reactor are underway. WECO and OIS are currently in the process of finalizing a formal LLC operating agreement with OIS. If such an agreement cannot be finalized for any reason, the project may be delayed or prevented from moving forward. In addition, because neither the Company nor WESCO have any operating capital, WESCO's continued participation in and completion of the joint venture with OIS will likely depend on third party funding being received. Currently, the most likely source of this funding would be affiliated entities.

     Liquid Waste Technologies

     The Company is continuing to attempt to identify and implement commercially viable applications of its plasma arc converter technologies embodied in the BigSpark(TM) converter. The Company's BigSpark(TM) plasma based technology splits apart the complex molecular bonds of water and hydrocarbon wastes to produce the clean burning, hydrogen-based fuel. BigSpark(TM) compares favorably with conventional combustion technologies used in the disposal of liquid wastes in several significant areas. First, the waste is subjected to higher temperatures for longer periods of time (7,000 degree temperature of the plasma arc; and materials spend minutes, not seconds, in the reaction zone). Second, BigSpark(TM) has a second stage combustion in a very high temperature oxygen flame. Third, BigSpark(TM) converters are compact and can be moved to the source of contaminated waste.

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

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                                   FORM 10-QSB





     Prime Power of Tampa, Inc.

     EME, a wholly owned subsidiary of EarthFirst, and Triad Companies have consummated the formation of Prime Power of Tampa, Inc. ("Prime"), a strategic alliance created by the companies to jointly pursue major utility projects, large offshore projects, and/or major design/build opportunities. Through this strategic alliance, it was believed that Prime would have the unique ability to address large electrical contracting projects from design through build to maintenance and support, offering a fully integrated contracting solution. This Company is currently inactive. The only project remaining is the one in receivership in Exuma, the Bahamas.

     SolarDiesel   Corporation  (formerly  EarthFirst  Americas,   Incorporated)
     (Biofuels)

     SolarDiesel Corporation ("SDC"), (formerly EarthFirst Americas Incorporated), was originally formed to develop the market opportunities available and associated with Palm Oil as a feed stock for bio-fuels. The Company initially imported palm oil biodiesel from Central America for research, development and resale. While the Company continues to sell biodiesel on a wholesale basis, the focus of its efforts are now geared toward the establishment of a bio-refinery capable of producing multiple products, primarily the production of ASTM 6751 biodiesel, which can be used as a substitute for petroleum diesel in all markets.

     The Company entered into a pilot program for biodiesel use in municipal markets with the City of Coral Gables, Florida. The City has dedicated a portion of its fleet to operate using a "B20" blend consisting of 20% palm oil biodiesel (purchased from SDC) and 80% petroleum diesel. The Company provides the City with all technical support in coordination of the pilot program. Negotiations are also underway with other municipal governments and agencies for similar pilot programs toward the end of becoming a major governmental biodiesel supplier.

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

     On July 24, 2007, the Company and its subsidiary, Solar Diesel Corporation ("Solar") entered into an agreement with Ultra Green Energy Corporation ("Ultra Green") to co-own and operate the Company's bio-refinery in Channahon, Illinois.

     Pursuant to the terms of the agreement, Ultra Green has the right to acquire up to 35% in either Solar or a newly formed entity, to be determined by the parties, based on meeting certain performance standards.

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                                   FORM 10-QSB




     More specifically, Ultra Green has the right to acquire this ownership interest as follows:

     (a) 17.5% shall be issued on the assignment from Ultra Green of 60 million gallons of Ultra Green's right to place biodiesel produced by a third party under a master off-take contract;
     (b) 4% shall be issued upon the execution of a management agreement wherein Ultra Green shall be providing experienced personnel to develop and operate the Channahon facility, including its President, Thomas M. Campone;
     (c) 2% shall be issued upon the completion by Ultra Green, at its own cost and expense, of certain preliminary work on the facility, including planning and implementation action and using its best efforts to obtain financing for the project.
     (d) 2% shall be issued on the facility receiving government building grants of at least $3 million; and
     (e) 9.5% shall be issued upon Ultra Green successfully operating the facility at a minimum level of 5 million gallons per month and the receipt of certain certifications for the facility.

     As additional consideration, Ultra Green shall be entitled to receive warrants to acquire 4.9% of EFTI's currently outstanding common stock at $.07 per share on the successful completion of (a) through (d) above, which includes the minimum government grant of $3,000,000. Additional warrants for EFTI's common stock would be issuable based on certain benchmarks to be negotiated among the parties.

     The agreement also provides for certain funding commitments by the parties, provisions for day-to-day management, certain restrictions, rights and obligations of the shareholders, including transfer restrictions, and corporate governance provisions, including a required two-thirds shareholder vote for certain actions, including acts not deemed to be in the ordinary cause of business.

     Increased biodiesel feedstock prices for soy, palm and other traditional feedstock have risen to such a level that the Company has delayed its plans to start-up Biodiesel production. In fact an industry journal has reported that even in the Midwest most existing producers have scaled back or even terminated their biodiesel production operations because of the inability to operate [GRAPHIC OMITTED][GRAPHIC OMITTED]profitably. To address these issues and because the Channahon facility leased by the Company has the capability of producing other bio-refined products, the Company is negotiating a restructure of the Channahon Lease and a moratorium on the Channahon Supply Agreement. The goal of these negotiations will be to obtain a restructured lease that will financially allow the immediate production of non-biodiesel bio-refinery products at a profit. If these negotiations prove unsuccessful, then it is unlikely the Company will be able to make the payments due under the Channahon Lease as currently structured or meet the minimum purchase requirements under the Supply Agreement. It is also anticipated that the Company will have to modify its existing arrangement with UGE and raise funds from third parties to make the capital improvements necessary to upgrade the Channahon facility. Negotiations are underway with various third parties at this time to raise these funds and the contribution of these funds, if successful, will most likely result in a reduction of participation and or profit interest the Company may retain at Channahon.

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                                   FORM 10-QSB




     The Company continues to explore the use of it's CAVD technology to process vegetable feed stocks such as palm fruit, soy beans and corn into a biofuel

     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006.

     Revenues for the three month period ending September 30, 2007 in the amount of $3,901,009 represents a decrease of $4,845,053 or approximately 56% when compared to $8,746,062 for the three month period ending September 30, 2006. Revenues for the nine month period ending September 30, 2007 in the amount of $18,254,491 represents a decrease of $14,831,972, or approximately 45% when compared to $33,086,463 for the nine month period ending September 30, 2006. Substantially all revenues are generated from contracting and subcontracting services. Biofuel sales for the three and nine month periods ending September 30, 2007 in the amounts of $404,500 and $934,066 respectively represent approximately 11% and 5% of total sales for the periods.

     Gross profit is negative for the three month period ending September 30, 2007 in the amount of $343,383, as compared to a negative gross profit in the amount of $349,107 for the three month period ending September 30, 2006. Gross profit for the nine month period ending September 30, 2007 decreased from $2,855,455 to $2,681,964, or approximately 7.4% when compared to the nine month period ending September 30, 2006. Gross profit percentages for the nine months ended September 30, 2007 and 2006 were approximately 14.5% and 8.6% respectively. Although revenues for the three and nine months ended September 30, 2007 have declined significantly when compared to the three and nine months ended September 30, 2006, the Company has improved its gross profit percentages.

     Selling, general and administrative expenses for the three-month period ending September 30, 2007 decreased by $937,678 from $2,885,000 in the prior year, to $1,947,322 in the current period, or a decrease of approximately 33% compared to the three-month period ending September 30, 2006. Selling, general and administrative expenses for the nine month period ending September 30, 2007 decreased by $1,305,067 from $ 7,908,306 in the prior year, to $6,603,239. These decreases are a result of staff reductions and cost controls implemented by management.

     Impairment of goodwill for the three-month period and nine-month period ending September 30, 2007 in the amount of $6,000,000 represents the remaining balance of goodwill that had been carried on the balances sheet pertaining to the acquisition of Electric Machinery Enterprises, Inc. in 2004. Due to the substantial doubt associated with the electric contracting segment, the Company has elected to reflect this charge during this quarter.

     Research and development expenses for the three and nine months ended September 30, 2007 decreased from $400,509 to $91,697 and from $595,803 to $336,043 when compared to the three and nine month periods ended September 30, 2006. This is due to a decrease in expenses relative to the current development efforts in both the solid waste and bio fuels segments.

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                                   FORM 10-QSB




     Loss from operations increased by $4,787,984 from a loss for the three months ended September 30, 2006 of $3,634,616 to a loss of $8,382,402 for the three months ended September 30, 2007. Loss from operations increased by $4,608,664 from a loss for the nine months ended September 30, 2006 of $5,648,654 to a loss of $10,257,318. These increased losses are primarily due to the impairment of goodwill. Loss from operations exclusive of this impairment charge would have been $2,382,402 and $4,257,318 for the three months and nine months ended September 30, 2007.

     Gain on extinguishment of debt for the nine month period ended September 30, 2006 was attributable to the settlement of liabilities with the unsecured creditors in EME's plan of reorganization. There are no gains on extinguishment of debt for the three and nine months ended September 30, 2007

     During the nine months ended September 30, 2006, the company realized income from the settlement of a claim that the company had been pursuing for approximately two years in the amount of $1,100,000. This amount was recognized as income upon receipt of the funds. The Company has not realized any claims recovery for the nine months ended September 30, 2007

     Derivative gain increased from a gain of $279,280 for the three month period ended September 30, 2006 to a gain of $562,970 for the three month period ended September 30, 2007. Derivative gain decreased from a gain of $3,906,048 for the nine months ended September 30, 2006 to a gain of $32,309 for the nine month period ended September 30, 2007. The derivative gain or loss is associated with the Company's Laurus credit facility and fluctuations occur normally in the fair value adjustment of the derivatives each reporting period, which result primarily from fluctuations in the Company's stock price.

     Interest expense decreased from $738,729 for the three month period ended September 30, 2006 to $268,604 for the three months ended September 30, 2007. Interest expense decreased from $2,956,378 for the nine month period ended September 30, 2006 to $2,584,242 for the nine month period ended September 30, 2007. These changes in interest expense are primarily due to amortization of the debt discounts associated with the Laurus credit facility, and the reduction in the amount of principal when compared to the prior year.

     Majority and minority interest expense was zero for the three and nine month periods ended September 30, 2007, as compared to a gain of $237,695 for the three month period ended September 30, 2006, and an expense of $93,526 for the nine month period ended September 30, 2006. The majority and minority interest expense is a function of the net income of the entities, which the Company does not wholly own. (i.e., the other party's share of earnings in these entities)

     LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically funded any negative operating cash flows with proceeds from sales of common and preferred stock, as well as notes, convertible debentures and related party loans. Commencing with the

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                                   FORM 10-QSB




     Company's acquisition of EME in late 2004, the Company restructured many of EME's liabilities with funding provided by the Laurus credit facility discussed in Note 4 to the financial statements as well as additional related party loans.

     As discussed in Note 8 to the financial statements, in January 2006, the Company secured a $5,000,000 line of credit with an entity related to the Company's Chairman and Chief Executive Officer.

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

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                                   FORM 10-QSB




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

     Stock-Based Compensation and other stock based valuation issues (derivative accounting): We account for stock-based awards to employees and non-employees using the accounting provisions of SFAS 123R -- Accounting for Share-Based Payments, which provides for the use of the fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. Fair values of equity securities issued are determined by management based predominantly on the trading price of the Company's common stock. The values of these awards are based upon their grant-date fair value. That cost is recognized over the period during which the employee is required to provide service in exchange for the award.

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

     Impairment of Goodwill and Long-Lived Assets: In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), the Company reviews its non-amortizable long-lived assets, including intangible assets and goodwill for impairment annually, or sooner whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. Other depreciable or amortizable assets are reviewed when indications of impairment exist. Upon such an occurrence, recoverability of these assets is determined as follows. For long-lived assets that are held for use, the Company compares the forecasted undiscounted net cash flows to the carrying amount. If the longlived asset is determined to be unable to recover the carrying amount,

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                                   FORM 10-QSB




     than it is written down to fair value. For long-lived assets held for sale, assets are written down to fair value. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature or the assets. Intangibles with indefinite lives are tested by comparing their carrying amounts to fair value. Impairment of goodwill is tested using a two step method. The first step is to compare the fair value of the reporting unit to its book value, including goodwill. If the fair value of the unit is less than its book value, the Company than determines the implied fair value of goodwill by deducting the fair value of the reporting unit's net assets from the fair value of the reporting unit. If the book value of goodwill is greater than its implied fair value, the Company writes down goodwill to its implied fair value. The Company's goodwill relates to the acquisition of Electric Machinery Enterprises, Inc.

ITEM 3. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures: As of September 30, 2007, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(d) and 15d-15(d) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

     Changes in internal controls: There were no changes in the Company's internal controls over financial reporting, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On November 21, 2007, the Company was served with a lawsuit in the United States District Court for the Middle District of Florida entitled Laurus Master Fund, Ltd. v. EarthFirst Technologies, Incorporated ("EarthFirst") , et al. Case # 8 07 CV 2723-T27EA. In its complaint Laurus is seeking relief against EarthFirst and certain of its subsidiaries, not including SolarDiesel Corporation ("SolarDiesel"). In Count I Laurus seeks to recover damages in excess of a claimed $8,500,000 for the Company's alleged breach of loan and forbearance agreements. In Counts II and III, Laurus seeks to foreclose on all collateral pledged to Laurus by EarthFirst and certain of its subsidiaries, except SolarDiesel. If successful, Laurus could force the judicial sale of all EarthFirst and certain of its subsidiaries (not including SolarDiesel's) assets to satisfy its indebtedness, and if any balance remained, seek to obtain a deficiency judgment for this balance. If successful, Laurus could also seek to obtain a money judgment in the full

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                                   FORM 10-QSB




     amount of its indebtedness, unpaid interest and legal fees. On December 18, 2007, the Company filed a motion to dismiss this action on a jurisdictional basis.

     The Company is involved in litigation with Ruggero Maria Santilli ("Santilli"), The Institute for Basic Research, Inc. and Hadronic Press, Inc. concerning certain aspects of the Company's liquid waste technologies. Management continues to believe that the Company owns all of the intellectual property rights necessary to commercialize and further develop its liquid and solid waste technologies without resorting to a license from any third parties. During 2004, the Company attempted to reach agreement with Santilli and his related parties to resolve the differences between the parties. As of this date, the parties are continuing their efforts to resolve their differences. The litigation described above does not involve the technology we are developing in connection with its efforts for the processing of used automotive tires.

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

     The Company has issued 1,950,000 shares of common stock to CNC in partial satisfaction of the judgment, and has filed a motion for reconsideration relative to the shares of SolarDiesel Corporation to be heard on October 4, 2007. The Company believes the Solar Diesel shares may not be turned over as they are being held by a secured lender of SolarDiesel pursuant to a stock pledge.

     Included in the balance of accrued expenses and other current liabilities is our estimate of the remaining amount at which the matters contemplated above will ultimately be resolved. Approximately $700,000, less the $156,000 fair value of the common stock issued has been recorded as a liability in the September 30, 2007 balance sheet as attributable to the disputed matters contemplated above. While management believes the amounts recorded are adequate, there can be no assurance that actual liabilities that may result from the resolution of these matters will not exceed recorded amounts.

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                                   FORM 10-QSB




     We are involved in litigation with the liquidator of Amwest Surety Company based on a final judgment entered against Amwest in the amount of $432,471 in favor of Sunhouse Construction. Amwest is seeking recovery from Electric Machinery Enterprises, Inc. for this amount. There is no reasonable manner to determine with any degree of certainty as to the outcome of the objection to Amwest's claim. As this claim pertains to transactions that occurred prior to EME's bankruptcy, settlements if any would fall under the reorganization plan for unsecured creditors capping the amount to 75% of the allowed claim, payable over 5 years. At this time, management is aggressively defending against this claim, and has not made any provision for a liability associated with it.

     The Company is currently involved in an adversary proceeding pending in the Bankruptcy Court in the Middle District of Florida, Tampa division. The action was filed on December 23, 2003 and is entitled "Electric Machinery Enterprises, Inc. vs Hunt, Clark/Construct Two, a Joint Venture, and Orange County (Adversary No. 03-00811)". In August of 2001, EME was contracted to perform services on the construction project of Phase V of the Orlando Orange County Convention Center. During the project, various disputes arose relative to the work required, and many unforeseen disruptions not caused by EME resulted in a severe delay in the prosecution of the work. EME completed the job, and in doing so incurred substantial costs far in excess of those estimated. The dollar amount of the claim is approximately $9,000,000. The entire amount is disputed. EME expects to collect the full amount of this claim plus interest and attorney's fees. The defendants have asserted various technical contract related defenses. Therefore, EME cannot estimate when the recovery, if any, is expected, as EME cannot predict whether or not Defendants will appeal any judgment entered in EME's favor. This amount is not carried as an asset on the balance sheet, and will only be recorded as revenue when and if the claim is favorably settled.

     The Company has other litigation and disputes that arise in the ordinary course of its business, including significant vendor litigation seeking payments of past due balances. The Company has accrued amounts for which it believes all of its litigation will ultimately be settled.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     (A) On May 4, 2007 the Board of Directors authorized the issuance of 1,600,000 shares of restricted common stock to each of its outside board members, Dr. David E. Crow and Nicholas R. Tomassetti, representing compensation for their service on the board for 2006 and 2007. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

     (B) On July 25, 2007, the Company issued 1,950,000 shares of restricted common stock to CNC Associates, Inc. in partial satisfaction of the judgment previously referenced. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

     (C) On August 24, 2007, the Board of Directors authorized the issuance of 2,380,592 shares of restricted common stock to various officers of

                      EARTHFIRST TECHNOLOGIES, INCORPORATED
                                   FORM 10-QSB




          Electric Machinery Enterprises, Inc. representing compensation for services. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     The Laurus Credit Facility has a balance outstanding of $6,624,159 as of September 30, 2007. With the cash flow difficulties the Company has been experiencing, the Company became delinquent on both principal and interest payments.

     On October 2, 2007 the Company entered into a Forbearance Agreement ("Agreement") with Laurus Master Fund Ltd. The purpose of this Agreement was to obtain a waiver of any possible pre-existing defaults, extend the term of the Laurus financing arrangement through 12/31/08 and to clearly define the principal and interest obligations of the Company through Loan Maturity.

     On November 8, 2007, the Company received notice from LV Administrative Services, Inc. as agent for Laurus Master Fund, Ltd., that the Company had defaulted on the terms of the Forbearance Agreement, and that Laurus had elected to accelerate all obligations owed to Laurus by the Company. See "Item 1. Legal Proceedings".

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the Security Holders of the Company for a vote during the nine months ended September 30, 2007.

ITEM 5. OTHER INFORMATION

     The Company has no other information to report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits None

     (b)  Reports on Form 8-K (incorporated by reference) None.

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

                                         EarthFirst Technologies, Incorporated
                                         (Registrant)

Date: December 20, 2007


                                         By: /s/  John D. Stanton
                                         --------------------------------------

                                         John D. Stanton
                                         Chief Executive Officer and President